Form 10-K
period 2018-12-31
CAMDEN PROPERTY TRUST
filed 2019-02-15
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $8,386,569,325 based on a June 29, 2018 share price of $91.13.
On February 7, 2019, 93,259,373 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 9, 2019 are incorporated by reference in Part III.

1

ii

PART I
Item 1. Business
General
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), and all its consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Unless the context requires otherwise, “we,” “our,” “us,” and the “Company” refer to Camden Property Trust and its consolidated subsidiaries. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion.
Our website is located at www.camdenliving.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available, free of charge on our website, our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit, Compensation, and Nominating and Corporate Governance Committees. Copies are also available, without charge, from Investor Relations, 11 Greenway Plaza, Suite 2400, Houston, Texas 77046. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through our website, and therefore such information should not be considered part of this report.
Our annual, quarterly, and current reports, proxy statements, and other information are electronically filed with the SEC. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.
Narrative Description of Business
As of December 31, 2018, we owned interests in, operated, or were developing 167 multifamily properties comprised of 56,858 apartment homes across the United States. Of the 167 properties, six properties were under construction and will consist of a total of 1,698 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
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
Subject to market conditions, we intend to continue to seek opportunities to develop new communities, and to redevelop, reposition and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.

We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 at-the-market ("ATM") share offering program, other unsecured borrowings, or secured mortgages.
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
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type so lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to residents' changing needs and a high level of satisfaction.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships, including limited liability companies, through which we own an indirect economic interest in less than 100% of the community or land owned by the joint venture or partnership. We account for three investment funds (collectively, the "Funds") utilizing the equity method of accounting. As of December 31, 2018, we have two discretionary investment funds, which are closed to future investments, and a third fund which we formed in March 2015 for future multifamily investments of up to $450 million. See Note 9, “Investments in Joint Ventures,” and Note 15, “Commitments and Contingencies,” in the notes to the Consolidated Financial Statements for further discussion of our investments in joint ventures.
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
Employees
At December 31, 2018, we had approximately 1,600 employees, including executive, administrative, and community personnel.
Qualification as a Real Estate Investment Trust
As of December 31, 2018, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we, with the exception of our taxable REIT subsidiaries, will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are potential significant lenders both to us and to buyers of our properties. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant adverse impact on us and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings.

Fannie Mae's and Freddie Mac's regulator has set overall volume limits on most of Fannie Mae's and Freddie Mac's lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us. In addition, the members of the current Presidential administration and House and Senate banking committees have proposed various reform plans for Fannie Mae and Freddie Mac, and there is uncertainty regarding the impact of these actions on us and buyers of our properties.
Risks Associated with Our Operations
Development, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, redevelop and construct multifamily apartment communities for our portfolio. In 2019, we expect to incur costs between approximately $205 million and $225 million related to the construction of six consolidated projects. Additionally, during 2019, we expect to incur costs between approximately $95 million and $105 million related to the start of new development activities, between approximately $46 million and $50 million related to repositions and revenue enhancing expenditures of existing properties and between approximately $25 million and $33 million in extensive redevelopment expenditures of existing properties. Our development, redevelopment and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability, including the following:

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
Investments through joint ventures and investment funds involve risks not present in investments in which we are the sole investor.
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including, but not limited to, the possibility the other joint venture partner may: have business goals which are inconsistent with ours, possess the ability to take or force action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement. We account for three investment funds (collectively, the "Funds") utilizing the equity method of accounting. As of December 31, 2018, we had two discretionary investment funds and in March 2015, we completed the formation of a third fund with an unaffiliated third party and it did not own any properties in 2018, 2017, or 2016. The risks associated with our Funds, which we manage as the general partner and advisor, include, but are not limited to, the following:

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
We expect other real estate investors will compete with us to acquire additional operating properties. This competition could increase prices for the type of properties we would likely pursue and adversely affect our ability to acquire these properties or achieve the expected profitability of such properties upon acquisition.
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

Failure to qualify as a REIT could have adverse consequences.

We may not continue to qualify as a REIT in the future. Also, the Internal Revenue Service may challenge our qualification as a REIT for prior years.

For any taxable year we fail to qualify as a REIT and do not qualify under statutory relief provisions:

•	we would be subject to federal income tax on our taxable income at regular corporate rates including, for taxable years ended before January 1, 2019, any applicable alternative minimum tax;

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
Tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of Treasury, and by various state and local tax authorities, as evidenced by the 2017 Jobs Act signed into law in December 2017. Future changes in tax laws, including to the administrative interpretations thereof or to the enacted tax rates, or new pronouncements relating to accounting for income taxes, could adversely affect us in a number of ways, including making it more difficult or more costly for us to qualify as a REIT.
Litigation risks could affect our business.
As an owner, manager and developer of multifamily properties, we may incur liability based on various conditions at our properties and the buildings thereon, and we also have become and in the future may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, which if decided adversely to or settled by us, and not adequately covered by insurance, could result in liability which is material to our financial condition or results of operations.
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

We are in the process of implementing a new enterprise resource planning system and problems with the design or implementation of this system could interfere with our business and operations.
We are engaged in a multi-year implementation of a cloud-based enterprise resource planning (ERP) system which is planned to be deployed in phases beginning in 2019. The new ERP system will replace multiple current business systems and is being designed to improve processes across the Company. The new ERP system will maintain books and records, record transactions and provide important information of the operations of our business to our management. The implementation of the new ERP system has required, and will continue to require, the investment of significant personnel and financial resources. While we have invested, and will continue to invest, significant resources in planning and project management, implementation issues may arise during the course of implementation, and it is possible we may experience delays, increased costs and other difficulties not presently contemplated.  Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could have a materially adverse affect on our financial condition and results of operations.
A cybersecurity incident and other technology disruptions could negatively impact our business.
We use technology in substantially all aspects of our business operations, including internet and cloud-based systems and applications. We also use mobile devices, social networking, outside vendors and other online activities to connect with our employees, suppliers and residents. Such uses and the on-going advancement in technology give rise to potential cybersecurity risks with increasing sophistication, including but not limited to, security breach, espionage, system disruption, theft and inadvertent release of confidential information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through acquisitions and developments and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks and may be liable for the consequential litigation and remediation costs. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective and there can be no complete assurance of prevention or anticipation of such incidents. The theft, destruction, loss, misappropriation, or release of sensitive data, confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
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
As of December 31, 2018, we had outstanding debt of approximately $2.3 billion. This indebtedness could have adverse consequences, including, but not limited to, the following:

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
Our unsecured credit facilities, unsecured term loan, and fair value of derivative instruments are indexed to the London Interbank Offered Rate ("LIBOR"). Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our shareholders, and decrease our share price, if investors seek higher yields through other investments.
We have mortgage debt with varying interest rates dependent upon various market indexes. In addition, we have unsecured credit facilities and an unsecured term loan bearing interest at variable rates on all amounts drawn. We may incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates would adversely affect cash flow, net income, and cash available for payment of our debt obligations and distributions to shareholders.
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
Moody’s, Fitch, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of A3 with stable outlook, A- with stable outlook, and BBB+ with positive outlook, respectively, on our senior unsecured debt as of December 31, 2018. In February 2019, Standard and Poor's upgraded our senior unsecured debt rating to A- with stable outlook. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
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
Operating Properties (including properties held through unconsolidated joint ventures)
The 161 operating properties in which we owned interests and operated at December 31, 2018 averaged 956 square feet of living area per apartment home. For the year ended December 31, 2018, no single operating property accounted for greater than 1.6% of our total revenues. Our stabilized operating properties had a weighted average occupancy rate of approximately 96% and 95% for the years ended December 31, 2018 and 2017, respectively, and an average monthly rental revenue per apartment home of $1,502 and $1,447 for the same periods, respectively. Resident lease terms generally range from twelve to fifteen months. At December 31, 2018, 146 of our operating properties had over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2014-2018	25
2009-2013	20
2004-2008	33
1999-2003	47
1994-1998	25
Prior to 1994	11

Property Table
The following table sets forth information with respect to our 161 operating properties at December 31, 2018:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2018 Average Occupancy (1)	2018 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Chandler	2016	1,146	380	94.9%	$1,372
Camden Copper Square	2000	786	332	94.9	1,155
Camden Foothills	2014	1,032	220	95.7	1,605
Camden Hayden	2015	1,043	234	94.5	1,476
Camden Legacy	1996	1,067	428	96.3	1,270
Camden Montierra	1999	1,071	249	97.1	1,332
Camden Pecos Ranch	2001	924	272	95.6	1,117
Camden San Marcos	1995	984	320	96.7	1,240
Camden San Paloma	1993/1994	1,042	324	97.0	1,256
Camden Sotelo	2008/2012	1,303	170	95.3	1,513
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	96.1	2,058
Camden Glendale	2015	882	303	94.4	2,273
Camden Harbor View	2004	981	546	95.6	2,607
Camden Main and Jamboree	2008	1,011	290	95.2	2,110
Camden Martinique	1986	795	714	95.6	1,776
Camden Sea Palms	1990	891	138	94.3	2,110
The Camden	2016	768	287	94.8	3,184
San Diego/Inland Empire
Camden Landmark	2006	982	469	95.3	1,622
Camden Old Creek	2007	1,037	350	95.1	2,134
Camden Sierra at Otay Ranch	2003	962	422	95.6	1,957
Camden Tuscany	2003	896	160	95.7	2,607
Camden Vineyards	2002	1,053	264	95.4	1,718
COLORADO
Denver
Camden Belleview Station	2009	888	270	95.9	1,452
Camden Caley	2000	925	218	95.5	1,463
Camden Denver West	1997	1,015	320	96.1	1,712
Camden Flatirons	2015	960	424	95.8	1,596
Camden Highlands Ridge	1996	1,149	342	93.2	1,731
Camden Interlocken	1999	1,010	340	94.8	1,604
Camden Lakeway	1997	932	451	94.4	1,535
Camden Lincoln Station	2017	844	267	95.0	1,545
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	96.1	1,683
Camden College Park	2008	942	508	95.9	1,565

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2018 Average Occupancy (1)	2018 Average Monthly Rental Rate per Apartment (2)
Camden Dulles Station	2009	978	382	96.6%	$1,718
Camden Fair Lakes	1999	1,056	530	96.8	1,807
Camden Fairfax Corner	2006	934	489	96.7	1,872
Camden Fallsgrove	2004	996	268	96.0	1,767
Camden Grand Parc	2002	672	105	95.9	2,490
Camden Lansdowne	2002	1,006	690	94.9	1,612
Camden Largo Town Center	2000/2007	1,027	245	94.1	1,668
Camden Monument Place	2007	856	368	96.7	1,597
Camden NoMa	2014	770	321	95.7	2,217
Camden NoMa II (3)	2017	759	405	95.1	2,310
Camden Potomac Yard (4)	2008	835	378	94.5	1,980
Camden Roosevelt	2003	856	198	93.3	2,788
Camden Russett	2000	992	426	95.2	1,475
Camden Shady Grove (5)	2018	877	457	Lease-Up	1,743
Camden Silo Creek	2004	975	284	96.2	1,606
Camden South Capitol (6)	2013	821	281	95.8	2,251
Camden Washingtonian (5)	2018	871	365	Lease-Up	1,764
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	96.3	1,951
Camden Boca Raton	2014	843	261	96.9	1,935
Camden Brickell (4)	2003	937	405	94.1	2,102
Camden Doral	1999	1,120	260	97.1	1,909
Camden Doral Villas	2000	1,253	232	97.4	2,036
Camden Las Olas (4)	2004	1,043	420	94.4	2,086
Camden Plantation	1997	1,201	502	96.6	1,674
Camden Portofino	1995	1,112	322	96.3	1,733
Orlando
Camden Hunter’s Creek	2000	1,075	270	96.7	1,396
Camden Lago Vista	2005	955	366	96.6	1,289
Camden LaVina	2012	970	420	96.7	1,300
Camden Lee Vista	2000	937	492	96.8	1,230
Camden North Quarter (7)	2016	806	333	94.9	1,541
Camden Orange Court	2008	817	268	95.7	1,362
Camden Thornton Park (7)	2016	920	299	92.2	1,925
Camden Town Square	2012	983	438	97.1	1,345
Camden Waterford Lakes (6)	2014	971	300	96.5	1,411
Camden World Gateway	2000	979	408	96.7	1,289
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	95.9	1,175
Camden Montague	2012	975	192	96.7	1,335
Camden Pier District (7)	2016	989	358	93.2	2,403
Camden Preserve	1996	942	276	94.7	1,402

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2018 Average Occupancy (1)	2018 Average Monthly Rental Rate per Apartment (2)
Camden Royal Palms	2006	1,017	352	96.5%	$1,197
Camden Visconti (6)	2007	1,125	450	95.8	1,345
Camden Westchase Park	2012	992	348	96.2	1,427
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	96.8	1,358
Camden Buckhead Square	2015	827	250	95.0	1,555
Camden Creekstone	2002	990	223	95.5	1,326
Camden Deerfield	2000	1,187	292	96.1	1,395
Camden Dunwoody	1997	1,007	324	96.3	1,329
Camden Fourth Ward	2014	847	276	96.8	1,666
Camden Midtown Atlanta	2001	935	296	96.2	1,474
Camden Paces	2015	1,407	379	95.6	2,652
Camden Peachtree City	2001	1,027	399	95.2	1,277
Camden Phipps (6)	1996	1,018	234	95.9	1,528
Camden Shiloh	1999/2002	1,143	232	96.4	1,264
Camden St. Clair	1997	999	336	95.9	1,321
Camden Stockbridge	2003	1,009	304	95.4	1,066
Camden Vantage	2010	901	592	96.5	1,404
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,048	400	95.1	1,283
Camden Cotton Mills	2002	905	180	95.1	1,462
Camden Dilworth	2006	857	145	96.1	1,432
Camden Fairview	1983	1,036	135	96.6	1,173
Camden Foxcroft	1979	940	156	96.0	1,053
Camden Foxcroft II	1985	874	100	95.7	1,159
Camden Gallery	2017	743	323	95.7	1,507
Camden Grandview	2000	1,059	266	95.3	1,655
Camden Sedgebrook	1999	972	368	95.7	1,102
Camden South End	2003	882	299	95.3	1,398
Camden Southline (6)	2015	831	266	95.8	1,516
Camden Stonecrest	2001	1,098	306	95.1	1,294
Camden Touchstone	1986	899	132	96.5	1,059
Raleigh
Camden Asbury Village (6)	2009	1,009	350	95.6	1,187
Camden Crest	2001	1,013	438	95.9	1,034
Camden Governor’s Village	1999	1,046	242	95.5	1,085
Camden Lake Pine	1999	1,066	446	95.7	1,143
Camden Manor Park	2006	966	484	94.1	1,098
Camden Overlook	2001	1,060	320	95.6	1,236
Camden Reunion Park	2000/2004	972	420	94.9	1,027

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2018 Average Occupancy (1)	2018 Average Monthly Rental Rate per Apartment (2)
Camden Westwood	1999	1,027	354	94.7%	$1,072
TEXAS
Austin
Camden Amber Oaks (6)	2009	862	348	95.5	1,081
Camden Amber Oaks II (6)	2012	910	244	95.5	1,146
Camden Brushy Creek (6)	2008	882	272	96.3	1,151
Camden Cedar Hills	2008	911	208	96.2	1,260
Camden Gaines Ranch	1997	955	390	96.8	1,398
Camden Huntingdon	1995	903	398	96.2	1,144
Camden La Frontera	2015	901	300	95.5	1,218
Camden Lamar Heights	2015	838	314	95.8	1,477
Camden Shadow Brook (6)	2009	909	496	95.8	1,142
Camden Stoneleigh	2001	908	390	96.5	1,253
Corpus Christi
Camden Breakers	1996	868	288	93.1	1,109
Camden Copper Ridge	1986	775	344	92.1	860
Camden South Bay (6)	2007	1,055	270	93.6	1,232
Dallas/Fort Worth
Camden Addison	1996	942	456	95.3	1,235
Camden Belmont	2010/2012	945	477	95.4	1,441
Camden Buckingham	1997	919	464	95.1	1,209
Camden Centreport	1997	911	268	95.2	1,177
Camden Cimarron	1992	772	286	96.5	1,206
Camden Design District (6)	2009	939	355	94.9	1,382
Camden Farmers Market	2001/2005	932	904	95.1	1,352
Camden Henderson	2012	967	106	96.4	1,531
Camden Legacy Creek	1995	831	240	96.6	1,273
Camden Legacy Park	1996	871	276	96.1	1,270
Camden Panther Creek (6)	2009	946	295	95.2	1,229
Camden Riverwalk (6)	2008	982	600	95.5	1,453
Camden Valley Park	1986	743	516	95.4	1,082
Camden Victory Park (3)	2016	861	423	95.5	1,605
Houston
Camden City Centre	2007	932	379	94.9	1,456
Camden City Centre II	2013	868	268	95.1	1,505
Camden Cypress Creek (6)	2009	993	310	95.9	1,268
Camden Downs at Cinco Ranch (6)	2004	1,075	318	95.0	1,242
Camden Grand Harbor (6)	2008	959	300	94.9	1,175
Camden Greenway	1999	861	756	96.4	1,371
Camden Heights (6)	2004	927	352	95.6	1,461
Camden Holly Springs	1999	934	548	95.0	1,206
Camden McGowen Station (5)	2018	1,007	315	Lease-Up	2,310

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2018 Average Occupancy (1)	2018 Average Monthly Rental Rate per Apartment (2)
Camden Midtown	1999	844	337	94.8%	$1,522
Camden Northpointe (6)	2008	940	384	95.8	1,099
Camden Oak Crest	2003	870	364	96.1	1,117
Camden Park	1995	866	288	96.2	1,083
Camden Plaza	2007	915	271	96.1	1,550
Camden Post Oak	2003	1,200	356	94.2	2,448
Camden Royal Oaks	2006	923	236	93.9	1,334
Camden Royal Oaks II	2012	1,054	104	93.7	1,541
Camden Spring Creek (6)	2004	1,080	304	92.5	1,271
Camden Stonebridge	1993	845	204	96.0	1,089
Camden Sugar Grove	1997	921	380	95.7	1,179
Camden Travis Street	2010	819	253	95.4	1,474
Camden Vanderbilt	1996/1997	863	894	96.4	1,415
Camden Whispering Oaks	2008	934	274	95.6	1,223
Camden Woodson Park (6)	2008	916	248	95.0	1,195
Camden Yorktown (6)	2008	995	306	95.9	1,166

(1)	Represents average physical occupancy for the year except as noted.

(2)	The average monthly rental rate per apartment incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.

(3)	Development property stabilized during 2018—average occupancy calculated from date at which occupancy exceeded 90% through December 31, 2018.

(4)	Property under redevelopment at December 31, 2018.

(5)	Property under lease-up at December 31, 2018.

(6)	Property owned through an unconsolidated joint venture in which we currently own a 31.3% interest. The remaining interest is owned by an unaffiliated third party.

(7)	Property acquired in 2018 - average occupancy calculated from date property was acquired.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CPT." As of February 7, 2019, there were approximately 365 shareholders of record and approximately 42,402 beneficial owners of our common shares.
In the first quarter of 2019, the Company's Board of Trust Managers declared a first quarter dividend of $0.80 per common share to our common shareholders of record as of March 29, 2019. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2019, our annualized dividend rate for 2019 would be $3.20 as compared to a dividend rate of $3.08 in 2018.
The following graph assumes the investment of $100 on December 31, 2013 and quarterly reinvestment of dividends, including the special dividend of $4.25 paid in September 2016.
(Source: S&P Global Market Intelligence)

Index	2014	2015	2016	2017	2018
Camden Property Trust	$134.84	$145.52	$173.51	$196.61	$194.61
FTSE NAREIT Equity	130.14	134.30	145.74	153.36	146.27
S&P 500	113.69	115.26	129.05	157.22	150.33
Russell 2000	104.89	100.26	121.63	139.44	124.09

In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. During the year ended December 31, 2018, we did not sell any shares under the 2017 ATM Program. During the year ended December 31, 2017, we issued approximately 28.1 thousand common shares under the 2017 ATM program at our average price of $90.44 per share for a total net consideration of approximately $2.5 million. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured line of credit or short-term borrowing facilities, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program. No additional shares were sold under the 2017 ATM program subsequent to December 31, 2018 through the date of this filing.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. In March 2018, we repurchased 3,222 common shares for approximately $0.3 million. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million. There were no repurchases under this program for the years ended December 31, 2017 or 2016, or subsequent to December 31, 2018 through the date of this filing.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2014 through 2018. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2018	2017	2016	2015	2014
Operating Data (a)
Total property revenues	$954,505	$900,896	$876,447	$835,618	$790,263
Total property expenses	343,579	328,742	311,355	301,000	285,700
Total non-property income	2,797	27,795	14,577	7,332	14,611
Total other expenses	459,441	447,595	425,190	412,022	399,314
Income from continuing operations attributable to common shareholders	156,128	196,422	436,981	229,565	273,892
Net income attributable to common shareholders	156,128	196,422	819,823	249,315	292,089
Earnings per common share from continuing operations:
Basic	$1.63	$2.14	$4.81	$2.55	$3.08
Diluted	1.63	2.13	4.79	2.54	3.06
Total earnings per common share:
Basic	$1.63	$2.14	$9.08	$2.77	$3.29
Diluted	1.63	2.13	9.05	2.76	3.27
Distributions declared per common share	$3.08	$3.00	$3.00	$2.80	$2.64
Special dividend per common share (b)	$—	$—	$4.25	$—	$—
Balance Sheet Data (at end of year)
Total real estate assets, at cost (c)	$8,328,475	$7,667,743	$7,376,690	$7,387,597	$7,025,376
Total assets	6,219,586	6,173,748	6,028,152	6,037,612	6,043,981
Notes payable	2,321,603	2,204,598	2,480,588	2,724,687	2,730,613
Non-qualified deferred compensation share awards	52,674	77,230	77,037	79,364	68,134
Equity	3,385,104	3,484,714	3,095,553	2,892,896	2,888,409
Other Data
Cash flows provided by (used in):
Operating activities	$503,747	$434,656	$443,063	$423,238	$418,528
Investing activities	(640,921)	(189,754)	690,412	(293,235)	(326,587)
Financing activities	(197,028)	(112,923)	(904,237)	(273,231)	43,482
Funds from operations – diluted (d)	463,982	424,072	425,464	414,497	378,043
Adjusted funds from operations – diluted (d)	391,686	359,314	366,380	350,328	318,189
Property Data
Number of operating properties (at the end of year) (e)	161	155	152	172	168
Number of operating apartment homes (at end of year) (e)	55,160	53,033	52,793	59,792	58,948
Number of operating apartment homes (weighted average) (e) (f)	46,925	46,210	46,934	47,088	47,915
Weighted average monthly total property revenue per apartment home (a) (f)	$1,695	$1,625	$1,556	$1,479	$1,374
Properties under development (at end of period)	6	7	7	8	13

(a)
Excludes discontinued operations. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," and Note 8, "Acquisitions, Dispositions, and Discontinued Operations," in the Notes to Consolidated Financial Statements for further discussion of discontinued operations.

(b)	A special dividend was paid on September 30, 2016. Refer to Note 5 "Common Shares" in the Notes to the Consolidated Financial Statements for further discussion of the special dividend.

(c)	Includes operating properties held for sale at net book value and excludes discontinued operating properties and joint ventures for all periods presented.

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

•	Short-term leases expose us to the effects of declining market rents;

•	Competition could limit our ability to lease apartments or increase or maintain rental income;

•	We face risks associated with land holdings and related activities;

•	Potential reforms to Fannie Mae and Freddie Mac could adversely affect us;

•	Development, redevelopment and construction risks could impact our profitability;

•	Investments through joint ventures and investment funds involve risks not present in investments in which we are the sole investor;

•	Competition could adversely affect our ability to acquire properties;

•	Our acquisition strategy may not produce the cash flows expected;

•	Failure to qualify as a REIT could have adverse consequences;

•	Tax laws have recently changed and may continue to change at any time, and any such legislative or other actions could have a negative effect on us;

•	Litigation risks could affect our business;

•	Damage from catastrophic weather and other natural events could result in losses;

•	We are in the process of implementing a new enterprise resource planning system and problems with the design or implementation of this system could interfere with our business and operations;

•	A cybersecurity incident and other technology disruptions could negatively impact our business;

•	We have significant debt, which could have adverse consequences;

•	Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	Issuances of additional debt may adversely impact our financial condition;

•	We may be unable to renew, repay, or refinance our outstanding debt;

•	We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined;

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
Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2018, we owned interests in, operated, or were developing 167 multifamily properties comprised of 56,858 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the year ended December 31, 2018 reflect an increase in same store revenues of 3.2% as compared to 2017. These increases were due to higher average rental rates, which we believe was primarily attributable to improving job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level of homeownership rates. We believe the continued low levels of homeownership rates are mainly attributable to difficulties in obtaining mortgage loans as well as changing demographic trends which demonstrate certain generations having a higher propensity to rent, both of which promote apartment rentals. We also believe U.S. economic and employment growth are likely to continue during 2019 and the supply of new multifamily homes will likely remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At December 31, 2018, we had six projects under construction comprised of 1,698 apartment homes, with stabilization expected to be completed within the next 42 months. As of December 31, 2018, we estimate the additional cost to complete the construction of the six projects to be approximately $335.2 million.
Acquisitions
Operating properties: During the year ended December 31, 2018 we acquired the following operating properties:

•	In September 2018, we acquired one operating property comprised of 299 apartment homes located in Orlando, Florida, for approximately $89.8 million.

•	In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida, for approximately $81.4 million.

•	In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida, for approximately $126.9 million.
Land: In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the future development of a community with 360 wholly-owned apartment homes which started construction during the quarter ended June 30, 2018.
Dispositions
Land. In September 2018, we sold approximately 14.1 acres of land adjacent to two development properties in Phoenix, Arizona for approximately $11.5 million.

Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities, and to redevelop, reposition and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings, or secured mortgages.
As of December 31, 2018, we had approximately $34.4 million in cash and cash equivalents, and $634.9 million available under our $645.0 million unsecured credit facilities. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under our 2017 ATM program. We believe scheduled payments of debt in 2019 are manageable at $437.3 million, which represents approximately 18.8% of our total outstanding debt, and includes the amortization of debt discounts and debt issuance costs, net of scheduled principal payments of approximately $1.8 million. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to cover near-term debt maturities and new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2018		December 31, 2017
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,749	25	8,434	24
Washington, D.C. Metro	6,862	19	6,040	17
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Orlando, Florida	3,594	10	2,962	8
Austin, Texas	3,360	10	3,360	10
Charlotte, North Carolina	3,076	13	3,076	13
Raleigh, North Carolina	3,054	8	3,054	8
Phoenix, Arizona	2,929	10	2,929	10
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,378	6
Los Angeles/Orange County, California	2,658	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Corpus Christi, Texas	902	3	902	3
Total Operating Properties	55,160	161	53,033	155

Properties Under Construction
Phoenix, Arizona	441	1	441	1
Atlanta, Georgia	365	1	—	—
Orlando, Florida	360	1	—	—
Houston, Texas	271	1	586	2
Denver, Colorado	233	1	233	1
Charlotte, North Carolina	28	1	28	1
Washington, D.C. Metro	—	—	822	2
Total Properties Under Construction	1,698	6	2,110	7
Total Properties	56,858	167	55,143	162

	December 31, 2018		December 31, 2017
	Apartment Homes	Properties	Apartment Homes	Properties
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,283	22
Total Properties Fully Consolidated	49,575	145	47,860	140

(1)	Refer to Note 9, "Investments in Joint Ventures," in the notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2018, stabilization was achieved at one consolidated operating property as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden NoMa II
Washington, D.C.	405	2Q17	4Q18

Completed Construction in Lease-Up
At December 31, 2018, we had three consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 1/30/2019	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
Camden Shady Grove
Rockville, MD	457	$114.0	90%	1Q18	2Q19
Camden Washingtonian
Gaithersburg, MD	365	86.8	72%	4Q18	4Q19
Camden McGowen Station
Houston, TX	315	90.8	64%	4Q18	4Q19
Consolidated total	1,137	$291.6
(1)    Excludes leasing costs, which are expensed as incurred.

Properties Under Development and Land
Our consolidated balance sheet at December 31, 2018 included approximately $294.0 million related to properties under development and land. Of this amount, approximately $186.3 million related to our projects currently under construction. In addition, we had approximately $107.7 million primarily invested in land held for future development related to projects we currently expect to begin constructing during the next two years.
Communities Under Construction. At December 31, 2018, we had six consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden North End I Phoenix, AZ (1)	441	$105.0	$95.9	$14.6	1Q19	2Q20
Camden Grandview II Charlotte, NC (2)	28	21.0	21.3	11.1	1Q19	2Q19
Camden RiNo Denver, CO	233	75.0	41.6	41.6	2Q20	4Q20
Camden Downtown I Houston, TX	271	132.0	58.9	58.9	3Q20	1Q21
Camden Lake Eola Orlando, FL	360	120.0	34.0	34.0	3Q20	3Q21
Camden Buckhead Atlanta, GA	365	160.0	26.1	26.1	3Q21	2Q22
Consolidated total	1,698	$613.0	$277.8	$186.3

(1)	Property in lease-up and was 54% leased at January 30, 2019.

(2)	Property in lease-up and was 11% leased at January 30, 2019.
Development Pipeline Communities. At December 31, 2018, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden North End II	340	$85.0	$15.3
Phoenix, AZ
Camden Hillcrest	132	90.0	28.9
San Diego, CA
Camden Atlantic	269	90.0	16.7
Plantation, FL
Camden Arts District	354	150.0	21.5
Los Angeles, CA
Camden Paces III	350	100.0	14.6
Atlanta, GA
Camden Downtown II	271	145.0	10.7
Houston, TX
Total	1,716	$660.0	$107.7

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

Geographic Diversification
At December 31, 2018 and 2017, our real estate assets by various markets, excluding depreciation and investments in joint ventures, were as follows:

($ in thousands)	2018		2017
Washington, D.C. Metro	$1,551,925	18.6%	$1,500,568	19.6%
Houston, Texas	899,458	10.8	811,507	10.6
Los Angeles/Orange County, California	738,856	8.9	724,745	9.5
Atlanta, Georgia	713,931	8.6	697,325	9.1
Southeast Florida	599,907	7.2	575,134	7.5
Phoenix, Arizona	563,797	6.8	524,126	6.8
Orlando, Florida	549,039	6.6	345,525	4.5
Dallas, Texas	508,134	6.1	500,492	6.5
Denver, Colorado	502,761	6.0	465,363	6.1
Charlotte, North Carolina	401,879	4.8	383,439	5.0
San Diego/Inland Empire, California	371,186	4.5	359,549	4.7
Tampa, Florida	350,517	4.2	223,841	2.9
Raleigh, North Carolina	293,961	3.5	280,540	3.7
Austin, Texas	234,743	2.8	232,405	3.0
Corpus Christi, Texas	48,381	0.6	43,184	0.5
Total	$8,328,475	100.0%	$7,667,743	100.0%
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

	2018	2017	2016
Average monthly property revenue per apartment home	$1,695	$1,625	$1,556
Annualized total property expenses per apartment home	$7,322	$7,114	$6,634
Weighted average number of operating apartment homes owned 100%	46,925	46,210	46,934
Weighted average occupancy of operating apartment homes owned 100% (1)	95.6%	95.4%	95.3%

(1)	Our one student housing community, which was sold in December 2017, is excluded from this calculation.

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

Reconciliations of net income to NOI for the year ended December 31, 2018, 2017, and 2016 are as follows:

(in thousands)	2018	2017	2016
Net income	$160,694	$200,860	$838,226
Less: Fee and asset management income	(7,231)	(8,176)	(6,864)
Less: Interest and other income	(2,101)	(3,011)	(2,202)
Less: (Income)/loss on deferred compensation plans	6,535	(16,608)	(5,511)
Plus: Property management expense	25,581	25,773	25,125
Plus: Fee and asset management expense	4,451	3,903	3,848
Plus: General and administrative expense	50,735	50,587	47,415
Plus: Interest expense	84,263	86,750	93,145
Plus: Depreciation and amortization expense	300,946	263,974	250,146
Plus: Expense/(benefit) on deferred compensation plans	(6,535)	16,608	5,511
Plus: Loss on early retirement of debt	—	323	—
Less: Gain on sale of operating properties, including land	—	(43,231)	(295,397)
Less: Equity in income of joint ventures	(7,836)	(6,822)	(7,125)
Plus: Income tax expense	1,424	1,224	1,617
Less: Income from discontinued operations	—	—	(7,605)
Less: Gain on sale of discontinued operations, net of tax	—	—	(375,237)
Net operating income	$610,926	$572,154	$565,092

Property-Level NOI (1)(2)
Property NOI, as reconciled above, is detailed further into the following categories for the year ended December 31, 2018 as compared to 2017 and for the year ended December 31, 2017 as compared to 2016:

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2018	2018	2017	$	%
Property revenues:
Same store communities	41,968	$820,732	$795,642	$25,090	3.2%
Non-same store communities	4,772	112,685	82,722	29,963	36.2
Development and lease-up communities	2,835	12,667	2,157	10,510	*
Dispositions/other	—	8,421	20,375	(11,954)	(58.7)
Total property revenues	49,575	$954,505	$900,896	$53,609	6.0%
Property expenses:
Same store communities	41,968	$294,503	$286,571	$7,932	2.8%
Non-same store communities	4,772	41,116	30,563	10,553	34.5
Development and lease-up communities	2,835	5,115	676	4,439	*
Hurricane expenses	—	—	3,944	(3,944)	*
Dispositions/other	—	2,845	6,988	(4,143)	(59.3)
Total property expenses	49,575	$343,579	$328,742	$14,837	4.5%
Property NOI:
Same store communities	41,968	$526,229	$509,071	$17,158	3.4%
Non-same store communities	4,772	71,569	52,159	19,410	37.2
Development and lease-up communities	2,835	7,552	1,481	6,071	*
Hurricane expenses	—	—	(3,944)	3,944	*
Dispositions/other	—	5,576	13,387	(7,811)	(58.3)
Total property NOI	49,575	$610,926	$572,154	$38,772	6.8%
* Not a meaningful percentage.

(1)
For 2018, same store communities are communities we owned and were stabilized since January 1, 2017, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2017, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2017, excluding properties held for sale. Hurricane expenses include storm-related damages related to Hurricanes Harvey and Irma in the third quarter of 2017. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations and non-multifamily rental properties and expenses related to land holdings not under active development.

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
* Not a meaningful percentage.

(2)
For 2017, same store communities are communities we owned and were stabilized since January 1, 2016, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2016, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2016, excluding properties held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations and non-multifamily rental properties and expenses related to land holdings not under active development.

Same Store Analysis
Year ended December 2018 compared to year ended December 2017
Same store property NOI increased approximately $17.2 million for the year ended December 31, 2018 as compared to the same period in 2017. This increase was due to an increase of approximately $25.1 million in same store property revenues for the year ended December 31, 2018, partially offset by an increase of approximately $7.9 million in same store property expenses for the year ended December 31, 2018, as compared to the same period in 2017.

The $25.1 million increase in same store property revenues for the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to an increase in same store rental revenues of approximately $22.2 million from our same store portfolio for the year ended December 31, 2018, which was primarily due to a 2.8% increase in average rental rates for our same store portfolio for the year ended December 31, 2018, as compared to the same period in 2017. The increase in same store property revenue was also due to a $2.9 million increase in other property revenues primarily due to increases in income from our bulk internet rebilling program for the year ended December 31, 2018 as compared to the same period in 2017.

The $7.9 million increase in same store property expense for the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to an increase of approximately $5.9 million in real estate taxes as a result of higher property valuations and tax rates at a number of our communities, approximately $2.0 million of higher salary expenses, and $1.0 million of higher utility and bulk internet program expenses. These increases were partially offset by an approximate $1.6 million decrease related to lower repair and maintenance costs as compared to the same period in 2017.
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

The $22.5 million increase in same store property revenues for the year ended December 31, 2017 as compared to the same period in 2016, was due in part to an increase in same store rental revenues of approximately $16.4 million for the year ended December 31, 2017, which was primarily due to a 2.9% increase in average rental rates for our same store portfolio for the year ended December 31, 2017, as compared to the same period in 2016. The increase in same store property revenue was also due to an increase of approximately $6.1 million in other property revenue for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to increases in income from our bulk internet rebilling program and miscellaneous fee income.
The $11.4 million increase in same store property expense for the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to increased costs of approximately $4.4 million associated with our bulk internet and other utility rebilling programs and a $3.9 million increase in real estate taxes as a result of higher property valuations at a number of our communities. These increases were partially offset by decreased property insurance expenses of approximately $1.8 million during the year ended December 31, 2017 as compared to the same period in 2016.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $25.5 million for the year ended December 31, 2018 as compared to the same period in 2017. The increase was due to an increase of approximately $40.5 million in revenues for the year ended December 31, 2018, partially offset by an increase of approximately $15.0 million in expenses for the year ended December 31, 2018, as compared to the same period in 2017. The increases in property revenues and expenses from our non-same store communities were primarily due to the stabilization of four operating properties in 2017 and one operating property in 2018 and the acquisition of one operating property in 2017 and three operating properties in 2018. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the timing of completion and partial lease up of a total of three properties during 2017 and 2018, and the partial lease-up of two properties which were under construction at December 31, 2018.
Property NOI from non-same store and development and lease-up communities increased approximately $21.0 million for the year ended December 31, 2017 as compared to the same period in 2016. The increase was due to an increase of approximately $33.5 million in revenues for the year ended December 31, 2017, partially offset by an increase of approximately $12.5 million in expenses for the year ended December 31, 2017, as compared to the same period in 2016. The increases in property revenues and expenses from our non-same store communities were primarily due to the stabilization of four operating properties in each of 2016 and 2017 and the acquisition of one operating property in 2017. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease up of a total of one property during 2016 and 2017, and the partial lease-up of one property which was under construction at December 31, 2017.

The following table details the changes, described above, relating to non-same store and development and lease up NOI:

	For the year ended December 31,
(in millions)	2018 compared to 2017	2017 compared to 2016
Property Revenues
Revenues from non-same store stabilized properties	$10.7	$24.7
Revenues from acquisitions	19.3	2.8
Revenues from development and lease-up properties	10.5	6.0
	$40.5	$33.5
Property Expenses
Expenses from non-same store stabilized properties	$2.8	$8.8
Expenses from acquisitions	7.9	1.3
Expenses from development and lease-up properties	4.4	2.4
Other	(0.1)	—
	$15.0	$12.5
Property NOI
NOI from non-same store stabilized properties	$7.9	$15.9
NOI from acquisitions	11.4	1.5
NOI from development and lease-up properties	6.1	3.6
Other	0.1	—
	$25.5	$21.0
Hurricane Expenses
In 2017, certain of our wholly-owned multifamily communities were impacted by Hurricanes Harvey and Irma and we incurred approximately $3.9 million of expenses.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $7.8 million for the year ended December 31, 2018 as compared to the same period in 2017. The decrease was primarily due to the disposition of one operating property in 2017. We had no operating property dispositions in 2018.

Dispositions/other property NOI decreased approximately $21.1 million for the year ended December 31, 2017 as compared to the same period in 2016. The decrease was primarily due to the disposition of one dual-phased operating property and six other operating properties in 2016 and the disposition of one operating property in 2017.

Non-Property Income

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2018	2017	$	%	2017	2016	$	%
Fee and asset management	$7,231	$8,176	$(945)	(11.6)%	$8,176	$6,864	$1,312	19.1%
Interest and other income	2,101	3,011	(910)	(30.2)	3,011	2,202	809	36.7%
Income (loss) on deferred compensation plans	(6,535)	16,608	(23,143)	*	16,608	5,511	11,097	*
Total non-property income	$2,797	$27,795	$(24,998)	(89.9)%	$27,795	$14,577	$13,218	90.7%
* Not a meaningful percentage
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third-party construction projects, decreased approximately $0.9 million for the year ended December 31, 2018 as compared to 2017 and increased approximately $1.3 million for the year ended December 31, 2017 as compared to 2016. The decrease for 2018 as compared to 2017 was primarily due to a decrease in third-party construction activity of approximately $1.2 million, partially offset by an increase in property revenues by the operating properties of the Funds, which resulted in higher property management fees. The increase for 2017 as compared to 2016 was primarily due to an increase in third-party construction activity and higher fees earned on capital projects at Fund communities.

Interest and other income decreased approximately $0.9 million for the year ended December 31, 2018, as compared to 2017, and increased approximately $0.8 million for the year ended December 31, 2017 as compared to 2016. The decrease for the year ended December 31, 2018 was primarily due to lower interest income earned on investments in cash and cash equivalents due to maintaining lower average cash balances in 2018, as compared to 2017 due to the $442.5 million net proceeds from the completion of a public equity offering in September 2017. The increase for 2017 was due to higher interest income earned on investments in cash and cash equivalents due to maintaining higher average cash balances throughout the year ended December 31, 2017, as compared to the same period in 2016.
Our deferred compensation plans recognized a loss of approximately $6.5 million in 2018, and income of approximately $16.6 million and $5.5 million in 2017 and in 2016, respectively. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.
Other Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
($ in thousands)	2018	2017	$	%	2017	2016	$	%
Property management	$25,581	$25,773	$(192)	(0.7)%	$25,773	$25,125	$648	2.6%
Fee and asset management	4,451	3,903	548	14.0	3,903	3,848	55	1.4
General and administrative	50,735	50,587	148	0.3	50,587	47,415	3,172	6.7
Interest	84,263	86,750	(2,487)	(2.9)	86,750	93,145	(6,395)	(6.9)
Depreciation and amortization	300,946	263,974	36,972	14.0	263,974	250,146	13,828	5.5
Expense (benefit) on deferred compensation plans	(6,535)	16,608	(23,143)	*	16,608	5,511	11,097	*
Total other expenses	$459,441	$447,595	$11,846	2.6%	$447,595	$425,190	$22,405	5.3%
* Not a meaningful percentage
Property management expenses, which primarily represent regional supervision and accounting costs related to property operations, decreased approximately $0.2 million for the year ended December 31, 2018 as compared to 2017 and increased approximately $0.6 million for the year ended December 31, 2017 as compared to 2016. The slight decrease for 2018 as compared to 2017 was primarily related to lower professional expenses in 2018 as compared to 2017. The increase for 2017 as compared to 2016 was primarily related to higher salary and benefit costs, higher professional expenses and higher education programs provided to our regional employees. Property management expenses were 2.7% of total property revenues for the year ended December 31, 2018 and were 2.9% of total property revenues for each of the years ended December 31, 2017 and 2016.
Fee and asset management expense, which represents expenses related to property management of our joint ventures and fees from third-party construction projects, increased approximately $0.5 million for the year ended December 31, 2018 as compared to 2017 and increased approximately $0.1 million for the year ended December 31, 2017 as compared to 2016. The increase for 2018 as compared to 2017 was primarily due to higher expenses incurred as a result of pre-development activity relating to one land holding held by one of the Funds, and higher salaries incurred in managing our joint ventures. The slight increase for 2017 as compared to 2016 was primarily due to higher expenses relating to an increase in third-party construction activity in 2017 as compared to 2016.
General and administrative expenses increased approximately $0.1 million during the year ended December 31, 2018 as compared to 2017 and increased approximately $3.2 million during the year ended December 31, 2017 as compared to 2016. General and administrative expenses were 5.3%, 5.5% and 5.4% of total revenues, excluding income (loss) on deferred compensation plans, for the years ended December 31, 2018, 2017 and 2016, respectively. The slight increase for the year ended December 31, 2018 as compared to 2017 was primarily due to higher development pursuit costs, higher acquisition expenses, and other discretionary costs, partially offset by higher expenses incurred in 2017 relating to storm-related expenses of approximately $0.7 million due to Hurricanes Harvey and Irma in the third quarter 2017. The increase for the year ended December 31, 2017 as compared to 2016 was primarily due to higher salary and benefit costs, $0.7 million of storm-related expenses related to Hurricanes Harvey and Irma, and higher professional expenses.
Interest expense decreased approximately $2.5 million for the year ended December 31, 2018 as compared to 2017 and decreased approximately $6.4 million for the year ended December 31, 2017 as compared to 2016. The decrease in interest expense in 2018 as compared to 2017 was primarily due to the repayment in May 2017 of a $246.8 million, 5.83% senior unsecured note payable and the repayment in October 2018 of $380 million of secured conventional mortgage notes. The decrease was partially offset by the issuance in October 2018 of $400 million, 3.74% senior unsecured notes and the incurrence in September 2018 of a $100 million unsecured floating rate term loan. The decrease was also partially offset by lower capitalized interest during the year ended December 31, 2018, resulting from lower average balances in our development pipeline.
The decrease in interest expense in 2017 as compared to 2016 was primarily due to the repayment in May 2017 of a $246.8 million, 5.83% senior unsecured note payable. The decrease was partially offset by lower capitalized interest during the year ended December 31, 2017, resulting from lower average balances in our development pipeline.
Depreciation and amortization expense increased approximately $37.0 million for the year ended December 31, 2018 as compared to 2017 and increased approximately $13.8 million for the year ended December 31, 2017 as compared to 2016. The increase in 2018 as compared to 2017 was primarily due to the acquisition of one operating property in 2017 and three operating properties in 2018, the completion of units in our development pipeline, and the completion of repositions during 2018 and 2017 and partial completion of redevelopments during 2018. The increase was partially offset by a decrease in depreciation expense related to the disposition of one operating property during the fourth quarter of 2017.
The increase in depreciation and amortization expense in 2017 as compared to 2016 was primarily due to the completion of units in our development pipeline, the acquisition of one operating property in 2017, the completion of repositions, and increases in capital improvements placed in service during 2017 and 2016. The increase was partially offset by a decrease in depreciation expense related to the disposition of one dual-phased operating property and six other operating properties in 2016, and one operating property in 2017.
Our deferred compensation plans incurred a benefit of approximately $6.5 million in 2018, and an expense of approximately $16.6 million and $5.5 million in 2017 and in 2016, respectively. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.
Other

	Year Ended December 31,		Change	Year Ended December 31,		Change
(in thousands)	2018	2017		$2017	2016	$
Loss on early retirement of debt	$—	$(323)	$323	$(323)	$—	$(323)
Gain on sale of operating properties, including land	$—	$43,231	$(43,231)	$43,231	$295,397	$(252,166)
Equity in income of joint ventures	7,836	6,822	1,014	6,822	7,125	(303)
Income tax expense	(1,424)	(1,224)	(200)	(1,224)	(1,617)	393
The $0.3 million loss on early retirement of debt during the year ended December 31, 2017 related to the early retirement of our $30.7 million tax-exempt secured note payable which was scheduled to mature in 2028. The loss is primarily related to the applicable unamortized loan costs.
For the year ended 2018, we sold approximately 14.1 acres of land adjacent to two development properties in Phoenix, Arizona for $11.5 million which approximated its book value. In 2017, we recognized a gain of approximately $43.2 million related to the sale of one operating property, which compares to an approximate $294.9 million gain recognized in 2016 related to the sale of one dual-phased property and six other operating properties. For the year ended 2016, we also sold 6.3 acres of land adjacent to an operating property in Tampa, Florida for a gain of approximately $0.4 million.
Equity in income of joint ventures increased approximately $1.0 million for the year ended December 31, 2018 as compared to 2017, and decreased approximately $0.3 million for the year ended December 31, 2017 as compared to 2016. The increase in 2018 was primarily due to an increase in earnings in 2018 as compared to 2017 resulting from the operating properties owned by the Funds and our share of hurricane-related expenses in 2017 which did not reoccur in 2018. The decrease in 2017 as compared to 2016 was primarily due to the recognition of approximately $0.4 million of expenses, representing our share of hurricane-related expenses in 2017. The decrease in 2017 was also due to higher interest expense recognized by three operating properties owned by the Funds which refinanced existing variable construction loans into permanent financing arrangements at higher rates. These decreases were partially offset by an increase in earnings resulting from higher rental and other property revenues from the operating properties owned by the Funds.
Income tax expense increased approximately $0.2 million for the year ended December 31, 2018, as compared to 2017, and decreased approximately $0.4 million for the year ended December 31, 2017, as compared to 2016. The increase in 2018 was primarily due to an approximate $0.5 million state income tax refund received in 2017. Excluding the income tax refund in 2017, income tax decreased approximately $0.3 million in 2018 as compared to 2017. The decrease was primarily due to a decrease in our third-party construction activities conducted in a taxable REIT subsidiary and a reduction in the effective tax rate following the enactment of the 2017 Tax Act. The decrease in 2017 as compared to 2016 was primarily due to an approximate $0.5 million state income tax refund received in 2017, partially offset by an increase in taxable income related to our third party construction activities conducted in a taxable REIT subsidiary.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the years ended December 31 are as follows:

($ in thousands)	2018	2017	2016
Funds from operations
Net income attributable to common shareholders (1)	$156,128	$196,422	$819,823
Real estate depreciation and amortization, including discontinued operations	294,283	257,540	248,235
Adjustments for unconsolidated joint ventures	8,976	8,903	9,194
Gain on sale of operating properties, net of tax	—	(43,231)	(294,954)
Gain on sale of discontinued operations, net of tax	—	—	(375,237)
Income allocated to non-controlling interests	4,595	4,438	18,403
Funds from operations	$463,982	$424,072	$425,464

Less: recurring capitalized expenditures	(72,296)	(64,758)	(59,084)
Adjusted funds from operations	$391,686	$359,314	$366,380

Weighted average shares – basic	95,208	91,499	89,580
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	158	211	323
Common units	1,835	1,884	1,891
Weighted average shares – diluted	97,201	93,594	91,794

(1)	Net income attributable to common shareholders for the year ended December 31, 2017 included approximately $5.0 million of storm-related expenses related to Hurricanes Harvey and Irma.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.4, 5.8, and 5.5 times for the years ended December 31, 2018, 2017, and 2016, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 89.6%, 80.0%, and 78.3% of our properties were unencumbered at December 31, 2018, 2017, and 2016, respectively. Our weighted average maturity of debt was approximately 4.9 years at December 31, 2018.
We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flow generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility and other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2019 including:

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
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2018 and 2017.
Net cash from operating activities was approximately $503.7 million during the year ended December 31, 2018 as compared to approximately $434.7 million during the year ended December 31, 2017. The increase was primarily due to growth attributable to our same store, non-same store communities, including four acquisitions during 2017 and 2018, and development and lease-up communities, as well as $15.9 million received for the settlement of an aggregate notional amount of $400.0 million forward interest rate swap designated hedges in 2018. These increases were partially offset by a decrease relating to the disposition of one operating property during the fourth quarter of 2017. See further discussions of our 2018 operations as compared to 2017 in "Results of Operations."
Net cash used in investing activities during the year ended December 31, 2018 totaled approximately $640.9 million as compared to $189.8 million during the year ended December 31, 2017. During 2018, we had cash outflows for property development and capital improvements of approximately $359.2 million. During 2018, we also acquired three operating properties located in St. Petersburg and Orlando, Florida for approximately $290.0 million, and had increases in non-real estate assets of $14.5 million. These outflows were partially offset by net proceeds from the sale of land of approximately $11.3 million and a net decrease in notes receivable of $9.5 million. During 2017, we had cash outflows for property development and capital improvements of approximately $299.1 million. During 2017, we also acquired one operating property located in Atlanta, Georgia for approximately $58.3 million, had increases in non-real estate assets of $5.1 million, and had increases of $2.0 million in a note receivable balance outstanding on a real estate secured loan to an unaffiliated third party. These outflows were partially offset by cash receipts of $100.0 million from the maturity of a short-term investment, and proceeds from the disposition of one operating property of $76.9 million. The increase in property development and capital improvements for 2018, as compared to the same period in 2017, was primarily due to the timing and completion of a total of six consolidated operating properties in 2017 and 2018, and the completion of repositions and partial completion of redevelopments at several of our operating properties. The property development and capital improvements during 2018 and 2017, included the following:

	December 31,
(in millions)	2018	2017
Expenditures for new development, including land	$177.9	$163.1
Capital expenditures	83.6	70.3
Reposition expenditures	49.8	38.1
Capitalized interest, real estate taxes, and other capitalized indirect costs	24.3	25.3
Redevelopment expenditures	23.6	2.3
Total	$359.2	$299.1
Net cash used in financing activities totaled approximately $197.0 million during the year ended December 31, 2018 as compared to approximately $112.9 million during the year ended December 31, 2017. During 2018, we repaid our $175.0 million variable rate secured conventional mortgage notes and $205.0 million fixed rate secured conventional mortgage notes. We also used approximately $298.0 million to pay distributions to common shareholders and non-controlling interest holders, and $14.7 million for the repurchase of our common shares and redemption of units. These cash outflows were partially offset by net proceeds of approximately $495.5 million from the issuance of $400.0 million senior unsecured notes and the incurrence of a $100.0 million unsecured floating-rate term loan. During 2017, we used approximately $280.8 million to pay distributions to common shareholders and non-controlling interest holders. We also repaid our 5.83% senior unsecured note payable of approximately $246.8 million, as well as our tax-exempt secured notes payable of approximately $30.7 million. These cash outflows during 2017 were partially offset by net proceeds of approximately $445.0 million from the issuances of approximately 4.8 million common shares through an equity offering completed in September 2017 and issuances under our 2017 ATM program.
The following is a discussion of our cash flows for the years ended December 31, 2017 and 2016.
Net cash from operating activities was approximately $434.7 million during the year ended December 31, 2017 as compared to approximately $443.1 million during the year ended December 31, 2016. The decrease was primarily due to the disposition of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, and the disposition of one dual-phased operating property and six other operating properties during 2016 and one operating property during 2017. The decrease was also due to higher cash bonuses paid to employees in 2017 as compared to 2016. The decrease was partially offset by a growth attributable to our same store, non-same store, including one acquisition during 2017, and development and lease-up communities. See further discussions of our 2017 operations as compared to 2016 in "Results of Operations."
Net cash used in investing activities during the year ended December 31, 2017 totaled approximately $189.8 million as compared to net cash from investing activities of approximately $690.4 million during the year ended December 31, 2016. During 2017, we had cash outflows for property development and capital improvements of approximately $299.1 million. During 2017, we also acquired one operating property located in Atlanta, Georgia for approximately $58.3 million, had increases in non-real estate assets of $5.1 million, and had increases of $2.0 million in a note receivable balance outstanding on a real estate secured loan to an unaffiliated third party. These outflows were partially offset by cash receipts of $100.0 million from the maturity of a short-term investment, and proceeds from the disposition of one operating property of $76.9 million. During 2016, we received approximately $623.0 million from the sale of 15 operating properties, a retail center, and approximately 19.6 acres of land classified as discontinued operations, as well as $515.8 million from the sale of one dual-phase operating property and six other operating properties and one land holding. These cash inflows in 2016 were partially offset by cash outflows for property development and capital improvements of approximately $343.0 million, the purchase of a short-term investment for $100.0 million, net increases of $4.1 million in note receivable balances outstanding on real estate secured loans to unaffiliated third parties, and increases in non-real estate assets of $2.6 million. The decrease in property development and capital improvements for 2017, as compared to the same period in 2016, was primarily due to the timing and completion of six consolidated operating properties in 2016 and 2017, partially offset by an increase in redevelopment expenditures relating to our reposition program at several of our operating properties.  The expenditures related to property development and capital improvements during the years ended December 31, 2017 and 2016 included the following:

	December 31,
(in millions)	2017	2016
Expenditures for new development, including land	$163.1	$220.4
Capital expenditures	70.3	69.7
Reposition expenditures	38.1	23.1
Capitalized interest, real estate taxes, and other capitalized indirect costs	25.3	29.8
Redevelopment expenditures	2.3	—
Total	$299.1	$343.0
Net cash used in financing activities totaled approximately $112.9 million during the year ended December 31, 2017 as compared to approximately $904.2 million during the year ended December 31, 2016. During 2017, we used approximately $280.8 million to pay distributions to common shareholders and non-controlling interest holders. We also repaid our 5.83% senior unsecured note payable of approximately $246.8 million, as well as our tax-exempt secured notes payable of approximately $30.7 million. These cash outflows during 2017 were partially offset by net proceeds of approximately $445.0 million from the issuances of approximately 4.8 million common shares through an equity offering completed in September 2017 and issuances under our 2017 ATM program. During 2016, we had payments, net of proceeds, of $244.0 million on our unsecured credit facility and other short-term borrowings. We also used approximately $663.4 million to pay distributions to common shareholders and non-controlling interest holders which included the payment of a $4.25 per common share special dividend on September 30, 2016.
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
Our credit facility provides us with the ability to issue up to $50.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2018, we had no balances outstanding on our $600.0 million credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $589.9 million available under our credit facility.
We also have a $45.0 million unsecured short-term borrowing facility which matures in May 2019. The interest rate is based on LIBOR plus 0.95%. At December 31, 2018, we had no balances outstanding on this unsecured short-term borrowing facility, leaving $45.0 million available under this facility.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2018 we had approximately 93.2 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured line of credit or short-term borrowing facilities, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program. No additional shares under the 2017 ATM program were sold subsequent to December 31, 2018 through the date of this filing.

We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Fitch, and Standard and Poor's, which were A3 with stable outlook, A- with stable outlook, and BBB+ with positive outlook, respectively, as of December 31, 2018. In February 2019, Standard and Poor's upgraded our senior unsecured debt rating to A- with stable outlook. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe scheduled payments of debt in 2019 are manageable at $437.3 million, which represents approximately 18.8% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs, net of scheduled principle payments of approximately $1.8 million. See Note 10, “Notes Payable,” in the notes to Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of the six consolidated projects to be approximately $335.2 million. Of this amount, we expect to incur costs between approximately $205 million and $225 million during 2019 and to incur the remaining costs during 2020 and 2021. Additionally, we expect to incur costs between approximately $95 million and $105 million related to the start of new development activities, between approximately $46 million and $50 million of repositions and revenue enhancing expenditures, between approximately $25 million and $33 million in redevelopment expenditures and between approximately $68 million and $72 million of additional recurring capital expenditures during 2019.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2018, we announced our Board of Trust Managers had declared a quarterly dividend of $0.77 per common share to our common shareholders of record as of December 17, 2018. This dividend was subsequently paid on January 17, 2019 and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2018 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $3.08 per share or unit for the year ended December 31, 2018.
In the first quarter of 2019, the Company's Board of Trust Managers declared a first quarter dividend of $0.80 per common share to our common shareholders of record as of March 29, 2019. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2019, our annualized dividend rate for 2019 would be $3.20 as compared to a dividend rate of $3.08 in 2018.
The following table summarizes our known contractual cash obligations as of December 31, 2018:

(in millions)	Total	2019	2020	2021	2022	2023	Thereafter
Debt maturities (1)	$2,321.6	$437.3	$(1.9)	$248.5	$448.8	$249.8	$939.1
Interest payments (2)	435.7	84.6	75.0	68.7	59.5	43.0	104.9
Non-cancelable lease payments	18.8	2.9	3.0	3.1	2.7	2.6	4.5
	$2,776.1	$524.8	$76.1	$320.3	$511.0	$295.4	$1,048.5

(1)	Includes amortization of debt discounts and debt issuance costs, net of scheduled principal payments.

(2)
Includes contractual interest payments for our senior unsecured notes and secured notes. The interest payments on our unsecured term loan with floating interest rates were calculated based on the interest rates in effect as of December 31, 2018.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At December 31, 2018, our unconsolidated joint ventures had outstanding debt of approximately $510.7 million, of which our proportionate share was approximately $159.8 million. As of December 31, 2018, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.
Inflation
Substantially all of our apartment leases are for a term generally ranging from twelve to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
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
Valuation of Assets. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge.
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
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in the notes to Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the year ended December 31, 2018.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe the primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies, which includes (i) maintaining prudent levels of fixed and floating rate debt; and (ii) extending and sequencing the maturity dates of our debt where practicable. We also periodically use derivative financial instruments, primarily interest rate swaps with major financial institutions, to manage a portion of this risk. We do not utilize derivative financial instruments for trading or speculative purposes. The table below summarizes our debt as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,222.0	5.0	4.3%	95.7%	$2,029.6	4.6	4.5%	92.1%
Variable rate debt	99.6	3.0	3.3%	4.3%	175.0	0.8	1.9%	7.9%
In order to manage interest rate exposure, we have utilized interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps, which are settled upon issuance of the related debt, are designated as cash flow hedges and the gains and/or losses are deferred in other comprehensive income and recognized as an adjustment to interest expense over the same period the hedged interest payments affect earnings. In 2018, we settled five forward interest rate swaps with an aggregate notional amount of $400 million, in connection with the issuance of $400 million senior unsecured debt in October 2018, which resulted in a cash receipt of approximately $15.9 million. As of December 31, 2018, we have $300 million of forward interest rate swaps outstanding to reduce the impact of variability in interest rates on a portion of expected debt issuances in 2019.
At December 31, 2018 and 2017, we did not have any amounts outstanding under our unsecured credit facility or other short-term borrowings. If interest rates on the variable rate debt listed in the table above would have been 100 basis points higher throughout 2018 and 2017, our annual interest costs would have increased by approximately $1.0 million and $1.8 million, respectively.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Holding other variables constant, if interest rates would have been 100 basis points higher as of December 31, 2018, the fair value of our fixed rate debt would have decreased by approximately $90.4 million.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trust Managers of Camden Property Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 15, 2019, expressed an unqualified opinion on those financial statements.

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
February 15, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2019 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2019.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2019 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 22, 2019 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 22, 2019 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2019.
Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 22, 2019 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Third Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 12, 2013

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.4 to Form 8-K filed on October 4, 2018

4.6	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.7	Form of Camden Property Trust 4.625% Note due 2021	Exhibit 4.4 to Form 8-K filed on June 3, 2011

4.8	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.9	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on June 3, 2011

4.10	Form of Camden Property Trust 4.250% Notes due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.11	Form of Camden Property Trust 3.50% Notes due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

4.12	Form of Camden Property Trust 4.100% Notes due 2028	Exhibit 4.5 to Form 8-K filed on October 4, 2018

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.8	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.9	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.13	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.16	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.19	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.20	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.21	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.24	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.25	Camden Property Trust 2018 Employee Share Purchase Plan	Exhibit 99.2 to Form 8-K filed on May 17, 2018

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.27	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.28	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.29	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.30	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.31	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.32	Camden Property Trust 2018 Share Incentive Plan, effective as of May 17, 2018	Exhibit 99.1 to Form 8-K filed on May 17, 2018

10.33	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.34	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.35	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Filed Herewith

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

10.38
Agreement, dated as of September 14, 2018, among William F. Paulsen, the 2014 Amended and Restated William B. McGuire Junior Revocable Trust, David F. Tufaro, McGuire Family DE 2012 LP, William B. McGuire, Jr., Susanne H. McGuire, Camden Property Trust, Camden Summit, Inc. and Camden Summit Partnership, L.P.
Exhibit 99.1 to Form 8-K filed by Camden Property Trust on September 17, 2018 (File No. 1-12110)

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.39	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.40	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.41	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit Properties Inc. and Summit Management Company, as restated on April 3, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12792)

10.42	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.43	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.44	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.45
Form of Master Credit Facility Agreement, dated as of April 17, 2009, among Summit Russett, LLC, 2009 CPT Community Owner, LLC, 2009 CUSA Community Owner, LLC, 2009 CSP Community Owner LLC, and 2009 COLP Community Owner, LLC, as borrowers, Camden Property Trust, as guarantor, and Red Mortgage Capital, Inc., as lender (3)
Exhibit 10.5 to Form 10-Q filed on July 30, 2010

10.46	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Jefferies LLC	Exhibit 1.1 to Form 8-K filed on May 16, 2017

10.47	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and J.P. Morgan Securities LLC	Exhibit 1.2 to Form 8-K filed on May 16, 2017

10.48	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Merrill Lynch, Pierce, Fenner & Smith Incorporated	Exhibit 1.3 to Form 8-K filed on May 16, 2017

10.49	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and SunTrust Robinson Humphrey, Inc.	Exhibit 1.4 to Form 8-K filed on May 16, 2017

10.50	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Wells Fargo Securities, LLC	Exhibit 1.5 to Form 8-K filed on May 16, 2017

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.51
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

February 15, 2019	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 15, 2019
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	President and Trust Manager	February 15, 2019
D. Keith Oden

/s/ Alexander J. Jessett	Executive Vice President - Finance,	February 15, 2019
Alexander J. Jessett	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 15, 2019
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Heather J. Brunner	Trust Manager	February 15, 2019

*
Scott S. Ingraham	Trust Manager	February 15, 2019

*
Renu Khator	Trust Manager	February 15, 2019

*
William B. McGuire, Jr.	Trust Manager	February 15, 2019

*
William F. Paulsen	Trust Manager	February 15, 2019

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 15, 2019

*
Steven A. Webster	Trust Manager	February 15, 2019

*
Kelvin R. Westbrook	Trust Manager	February 15, 2019

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 15, 2019

We have served as the Company's auditor since 1993.

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2018	2017
Assets
Real estate assets, at cost
Land	$1,098,526	$1,021,031
Buildings and improvements	6,935,971	6,269,481
	$8,034,497	$7,290,512
Accumulated depreciation	(2,403,149)	(2,118,839)
Net operating real estate assets	$5,631,348	$5,171,673
Properties under development, including land	293,978	377,231
Investments in joint ventures	22,283	27,237
Total real estate assets	$5,947,609	$5,576,141
Accounts receivable – affiliates	22,920	24,038
Other assets, net	205,454	195,764
Cash and cash equivalents	34,378	368,492
Restricted cash	9,225	9,313
Total assets	$6,219,586	$6,173,748
Liabilities and equity
Liabilities
Notes payable
Unsecured	$1,836,427	$1,338,628
Secured	485,176	865,970
Accounts payable and accrued expenses	146,866	128,313
Accrued real estate taxes	54,358	51,383
Distributions payable	74,982	72,943
Other liabilities	183,999	154,567
Total liabilities	$2,781,808	$2,611,804
Commitments and contingencies (Note 15)
Non-qualified deferred compensation share awards	52,674	77,230
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 105,503 and 105,489 issued; 103,080 and 102,769 outstanding at December 31, 2018 and 2017, respectively	1,031	1,028
Additional paid-in capital	4,154,763	4,137,161
Distributions in excess of net income attributable to common shareholders	(495,496)	(368,703)
Treasury shares, at cost (9,841 and 10,073 common shares, at December 31, 2018 and 2017, respectively)	(355,804)	(364,066)
Accumulated other comprehensive income (loss)	6,929	(57)
Total common equity	$3,311,423	$3,405,363
Non-controlling interests	73,681	79,351
Total equity	$3,385,104	$3,484,714
Total liabilities and equity	$6,219,586	$6,173,748
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Property revenues
Rental revenues	$842,047	$770,540	$750,597
Other property revenues	112,458	130,356	125,850
Total property revenues	$954,505	$900,896	$876,447
Property expenses
Property operating and maintenance	$220,732	$217,817	$206,780
Real estate taxes	122,847	110,925	104,575
Total property expenses	$343,579	$328,742	$311,355
Non-property income
Fee and asset management	$7,231	$8,176	$6,864
Interest and other income	2,101	3,011	2,202
Income (loss) on deferred compensation plans	(6,535)	16,608	5,511
Total non-property income	$2,797	$27,795	$14,577
Other expenses
Property management	$25,581	$25,773	$25,125
Fee and asset management	4,451	3,903	3,848
General and administrative	50,735	50,587	47,415
Interest	84,263	86,750	93,145
Depreciation and amortization	300,946	263,974	250,146
Expense (benefit) on deferred compensation plans	(6,535)	16,608	5,511
Total other expenses	$459,441	$447,595	$425,190
Loss on early retirement of debt	—	(323)	—
Gain on sale of operating properties, including land	—	43,231	295,397
Equity in income of joint ventures	7,836	6,822	7,125
Income from continuing operations before income taxes	$162,118	$202,084	$457,001
Income tax expense	(1,424)	(1,224)	(1,617)
Income from continuing operations	$160,694	$200,860	$455,384
Income from discontinued operations	—	—	7,605
Gain on sale of discontinued operations, net of tax	—	—	375,237
Net income	$160,694	$200,860	$838,226
Less income allocated to non-controlling interests from continuing operations	(4,566)	(4,438)	(18,403)
Net income attributable to common shareholders	$156,128	$196,422	$819,823
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Earnings per share – basic
Earnings per common share from continuing operations	$1.63	$2.14	$4.81
Earnings per common share from discontinued operations	—	—	4.27
Total earnings per common share – basic	$1.63	$2.14	$9.08
Earnings per share – diluted
Earnings per common share from continuing operations	$1.63	$2.13	$4.79
Earnings per common share from discontinued operations	—	—	4.26
Total earnings per common share – diluted	$1.63	$2.13	$9.05
Weighted average number of common shares outstanding – basic	95,208	91,499	89,580
Weighted average number of common shares outstanding – diluted	95,366	92,515	89,903
Net income attributable to common shareholders
Income from continuing operations	$160,694	$200,860	$455,384
Less income allocated to non-controlling interests from continuing operations	(4,566)	(4,438)	(18,403)
Income from continuing operations attributable to common shareholders	$156,128	$196,422	$436,981
Income from discontinued operations, including gain on sale	$—	$—	$382,842
Net income attributable to common shareholders	$156,128	$196,422	$819,823
Consolidated Statements of Comprehensive Income
Net income	$160,694	$200,860	$838,226
Other comprehensive income
Unrealized gain on cash flow hedging activities	6,782	1,690	—
Unrealized gain (loss) and unamortized prior service cost on post retirement obligation	450	(20)	(80)
Reclassification of net (gain) loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	(246)	136	130
Comprehensive income	$167,680	$202,666	$838,276
Less income allocated to non-controlling interests from continuing operations	(4,566)	(4,438)	(18,403)
Comprehensive income attributable to common shareholders	$163,114	$198,228	$819,873
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2015	$976	$3,662,864	$(458,577)	$(386,793)	$(1,913)	$76,339	$2,892,896
Net income			819,823			18,403	838,226
Other comprehensive income					50		50
Net share awards		15,213		9,783			24,996
Employee share purchase plan		944		753			1,697
Common share options exercised (45 shares)		1,003		2,918			3,921
Change in classification of deferred compensation plan		(13,956)					(13,956)
Change in redemption value of non-qualified share awards			(9,145)				(9,145)
Diversification of share awards within deferred compensation plan		11,931	13,497				25,428
Conversions/redemptions of operating partnership units (8 shares)		290				(370)	(80)
Cash distributions declared to equity holders ($7.25 per share)			(654,778)			(13,692)	(668,470)
Other	2	(12)					(10)
Equity, December 31, 2016	$978	$3,678,277	$(289,180)	$(373,339)	$(1,863)	$80,680	$3,095,553
Net income			196,422			4,438	200,860
Other comprehensive income					1,806		1,806
Common shares issued (4,778 shares)	48	444,990					445,038
Net share awards		15,779		8,177			23,956
Employee share purchase plan		1,030		686			1,716
Common share options exercised (11 shares)		521		410			931
Change in classification of deferred compensation plan		(13,388)					(13,388)
Change in redemption value of non-qualified share awards			(10,038)				(10,038)
Diversification of share awards within deferred compensation plan		10,159	13,074				23,233
Conversions of operating partnership units (3 shares)		117				(117)	—
Cash distributions declared to equity holders ($3.00 per share)			(278,981)			(5,650)	(284,631)
Other	2	(324)					(322)
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
Net income			156,128			4,566	160,694
Other comprehensive income					6,986		6,986
Net share awards		13,720		7,961			21,681
Employee share purchase plan		826		554			1,380
Common share options exercised (8 shares)		41		—			41
Change in classification of deferred compensation plan		(16,407)					(16,407)
Change in redemption value of non-qualified share awards			669				669
Diversification of share awards within deferred compensation plan		29,379	10,915				40,294
Common shares repurchased				(253)			(253)
Conversions/redemptions of operating partnership units (2 shares)		(9,781)				(4,634)	(14,415)
Cash distributions declared to equity holders ($3.08 per share)			(294,505)			(5,602)	(300,107)
Other	3	(176)					(173)
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$160,694	$200,860	$838,226
Net income from discontinued operations, including gain on sale	—	—	(382,842)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	300,946	263,974	250,146
Loss on early retirement of debt	—	323	—
Gain on sale of operating properties, including land	—	(43,231)	(295,397)
Distributions of income from joint ventures	7,736	6,851	7,057
Equity in income of joint ventures	(7,836)	(6,822)	(7,125)
Share-based compensation	16,749	17,547	20,123
Receipts for settlement of forward interest rate swaps	15,905	—	—
Net change in operating accounts and other	9,553	(4,846)	281
Net cash from continuing operating activities	$503,747	$434,656	$430,469
Net cash from discontinued operating activities	—	—	12,594
Net cash from operating activities	$503,747	$434,656	$443,063
Cash flows from investing activities
Development and capital improvements, including land	$(359,230)	$(299,086)	$(342,952)
Acquisition of operating property	(290,005)	(58,267)	—
Proceeds from sales of operating properties, including land	11,296	76,902	515,754
Purchase of short-term investments	—	—	(100,000)
Increase in non-real estate assets	(14,503)	(5,128)	(2,580)
Decrease (increase) in notes receivable	9,475	(1,988)	(4,063)
Maturity of short-term investments	—	100,000	—
Other	2,046	(2,187)	3,161
Net cash from continuing investing activities	$(640,921)	$(189,754)	$69,320
Proceeds from discontinued operations, including land	—	—	622,982
Net cash from discontinued investing activities	—	—	(1,890)
Net cash from investing activities	$(640,921)	$(189,754)	$690,412
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$342,000	$465,000	$1,305,000
Repayments on unsecured credit facility and other short-term borrowings	(342,000)	(465,000)	(1,549,000)
Repayment of notes payable	(381,438)	(278,999)	(3,077)
Distributions to common shareholders and non-controlling interests	(298,005)	(280,761)	(663,363)
Proceeds from notes payable	495,545	—	—
Proceeds from issuance of common shares	—	445,038	—
Repurchase of common shares and redemption of units	(14,668)	—	—
Other	1,538	1,799	6,203
Net cash from financing activities	$(197,028)	$(112,923)	$(904,237)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(334,202)	131,979	229,238
Cash, cash equivalents, and restricted cash, beginning of year	377,805	245,826	16,588
Cash, cash equivalents, and restricted cash, end of year	$43,603	$377,805	$245,826
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$34,378	$368,492	$237,364
Restricted cash	9,225	9,313	8,462
Total cash, cash equivalents, and restricted cash, end of year	43,603	377,805	245,826
Supplemental information
Cash paid for interest, net of interest capitalized	$81,299	$88,654	$93,302
Cash paid for income taxes	1,951	1,705	2,424
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$74,982	$72,943	$69,161
Value of shares issued under benefit plans, net of cancellations	17,253	18,061	19,006
Accrual associated with construction and capital expenditures	35,588	19,016	22,762
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2018, we owned interests in, operated, or were developing 167 multifamily properties comprised of 56,858 apartment homes across the United States. Of the 167 properties, six properties were under construction, and will consist of a total of 1,698 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of December 31, 2018, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  We hold the sole 1% general partnership interest in each of these consolidated operating partnership VIEs.  During the year ended December 31, 2018, certain unit holders of one of these consolidated operating partnerships redeemed their operating partnership units in exchange for cash consideration of approximately $14.4 million, and as of December 31, 2018, we held approximately 95% of the outstanding common limited partnership units.  We held approximately 92% of the outstanding common limited partnership units of the other consolidated operating partnership as of December 31, 2018.
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
During the year ended December 31, 2018 and 2017, we recognized amortization expense of approximately $9.4 million and $1.3 million, respectively, related to in-place leases. We recognized revenue of approximately $0.2 million related to net below market leases for the year ended December 31, 2018, and did not recognize any revenue related to net below market leases for the year ended December 31, 2017. During the year ended December 31, 2018, the weighted average amortization periods for in-place and net below market leases were approximately seven months and five months, respectively. During the year ended December 31, 2017, the weighted average amortization period for in-place leases was approximately six months. We did not recognize any revenue or amortization expense related to below market or in-place leases for the year ended December 31, 2016.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2018, 2017, or 2016.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and activities necessary to prepare the underlying real estate for its intended use have been initiated. All construction and certain carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. As apartment homes within development properties are completed, the total capitalized development cost of each apartment home is transferred from properties under development including land to buildings and improvements.
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $13.6 million, $15.2 million, and $18.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Capitalized real estate taxes were approximately $2.2 million, $2.4 million, and $4.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
See Note 8, "Acquisitions, Dispositions, and Discontinued Operations," for discussion of discontinued operations for the year ended December 31, 2016. There were no discontinued operations for the years ended 2018 or 2017.
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
Non-recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. Long-lived assets such as the land, real estate asset, and in-place leases acquired with an operating property are measured in the form of cash received unless otherwise noted. These assets are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." Non-recurring fair value disclosures are not provided for impairments on assets disposed during the period because they are no longer owned by us. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
Financial Instrument Fair Value Disclosures. As of December 31, 2018 and 2017, the carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. Our rental revenue is recognized on a straight-line basis and other property revenue is recorded when due from residents and is recognized as it is earned. Other property revenue consists primarily of utility rebillings and administrative, application, and other transactional fees charged to our residents. Our apartment homes are rented to residents on lease terms generally ranging from twelve to fifteen months, with monthly payments due in advance. All other sources of income, including interest and fee and asset management income, are recognized as earned. See Note 3, "Revenues," for further discussion. Operations of multifamily properties acquired are recorded from the date of acquisition in accordance with the acquisition method of accounting. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.
Reclassifications. Certain reclassifications have been made to amounts in prior period financial statements to conform to the current period presentation. As of December 31, 2018, we reclassified certain insignificant amounts within investing activities which had no impact on our consolidated statements of cash flows for the years ended December 31, 2017 and 2016.
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
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, notes receivable, prepaid expenses, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. For a further discussion of our investments under deferred compensation plans, see Note 12, “Share-based Compensation and Benefit Plans.” Deferred financing costs are related to our unsecured credit facility and unsecured short-term borrowing facility, and are amortized no longer than the terms of the related facilities on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which generally range from three to ten years.
Notes Receivable. We have one note receivable included in Other assets, net in our consolidated balance sheets, relating to a real estate secured loan to an unaffiliated third party. During 2018, we received payments of approximately $9.5 million in principal and approximately $0.5 million in interest on this note which matures on October 1, 2025. At December 31, 2018 and 2017, the outstanding note receivable balance was approximately $9.3 million and $18.8 million, respectively, and the weighted average interest rate was approximately 4.0% for each of the years ended December 31, 2018 and 2017. Interest is recognized over the life of the note and is included in interest and other income in our consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest, and we do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. There were no impairments a

s of December 31, 2018 or 2017.
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate rental revenue and other income through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income on deferred compensation plans, for each of the years ended December 31, 2018, 2017, and 2016.
Restricted Cash. Restricted cash consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves, cash required to be segregated for the repayment of residents’ security deposits, and escrowed amounts related to our development and acquisition activities. Substantially all restricted cash is invested in demand and short-term instruments.
Share-based Compensation. Compensation expense associated with share-based awards is recognized in our consolidated statements of income and comprehensive income using the grant-date fair values. Compensation cost for all share-based awards, including options, requires measurement at estimated fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is estimated using the Black-Scholes valuation model. Valuation models require the input of assumptions, including judgments to estimate the expected stock price volatility, expected life, and forfeiture rate. The compensation cost for share-based awards is based on the market value of the shares on the date of grant and is adjusted as actual forfeitures occur.
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
Recent Accounting Pronouncements. In October 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2018-16 ("ASU 2018-16"), "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2018-16 permits the use of the overnight index swap rate based on the Secured Overnight Financing Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes. ASU 2018-16 is effective for public entities which have already adopted ASU 2017-12 beginning after December 31, 2018. Since we already adopted ASU 2017-12, we adopted ASU 2018-16 as of January 1, 2019 with no impact on our existing hedges. We will consider these changes for qualifying new or redesignated hedging relationships entered into in the future.
In August 2018, the FASB issued ASU 2018-15 "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 clarifies certain implementation costs relating to a cloud computing arrangement which is considered to be a service contract should be capitalized as if the arrangement was an internal-use software project. The standard also requires costs associated with an implementation to be classified where the fees are recorded in financial statements for such arrangements. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. This standard may be applied using the prospective transition method which is applicable to service contracts entered, renewed, or materially modified after the effective date or the retrospective transition method which allows us to recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, as of the adoption date. We anticipate adopting ASU 2018-15 as of January 1, 2020, using the retrospective transition method and we do not expect our adoption to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 removes, modifies, and adds certain fair value disclosure requirements including (i) the removal of disclosures regarding amounts, reasons, and timing for transfers between Levels 1 and 2 as well as descriptions of valuation processes used for Level 3 measurements of the fair value hierarchy; (ii) the modification of disclosures for the timing of liquidation of investee assets; (iii) the clarification of the narrative description of the measurement uncertainty of Level 3 fair value measurements at the reporting date does not need to include sensitivity of future changes; (iv) the addition of disclosures related to changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements to also be included in the statement of comprehensive income; and (v) the addition of disclosures for the range and weighted average of significant unobservable inputs. ASU 2018-13 is effective January 1, 2020 for the additional disclosures and early adoption of the removal and amended disclosures is allowed. We expect to adopt ASU 2018-13 as of January 1, 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 supersedes the current accounting for leases. The new lease standard retains three distinct types of leases which are similar to existing guidance for lessors: operating, sales-type, and financing, and aligns many of the underlying lessor model principles with those in the new revenue standard. For lessees, the new lease standard retains two distinct types of leases, finance and operating; and (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting and (ii) eliminates most real estate specific lease provisions. We adopted ASU 2016-02 and its related amendments as of January 1, 2019 using the transition practical expedient which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date as well as other elected practical expedients. We have identified our lease commitments and finalized our evaluation on our consolidated financial statements and on our internal accounting processes. Substantially all of our real estate lessor commitments will continue to be accounted for as operating leases and the new leasing standard will not have a material impact on rental revenues. Our lessee operating lease commitments are subject to the standard and recognized as operating lease liabilities and right-of-use assets upon adoption. Our adoption of the new leasing standard will not have a material impact on our consolidated financial statements. Upon our adoption of ASU 2016-02 as of January 1, 2019, we will increase lease liabilities by approximately $16.6 million along with a corresponding right-of-use assets on our consolidated balance sheet, and this ASU will not have any impact on our consolidated statement of income upon adoption.
3. Revenue
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
Upon our adoption of ASU 2014-09, we are now presenting certain revenue items, historically included as a component of other property revenues, as rental revenues due to the nature and timing of revenue recognition for these items being more closely aligned to a lease. This new presentation has been applied prospectively as this reclassification will not have an impact upon total property revenues or the opening balance of retained earnings. Approximately $22.2 million of rental revenue is related to this presentation for the year ended December 31, 2018. Had ASU 2014-09 been effective as of January 1, 2017, we would have reclassified approximately $21.9 million from other property revenues to rental revenue for the year ended December 31, 2017.
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
Contract Balances. We record third-party construction receivables for amounts where we have unconditional rights to payment but have not received and liabilities for amounts incurred but not paid. For the years ended December 31, 2018 and 2017, these contract receivable and liability balances were immaterial.
4. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 2.1 million, 1.5 million, and 2.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$156,128	$196,422	$436,981
Amount allocated to participating securities	(1,107)	(660)	(6,304)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$155,021	$195,762	$430,677
Discontinued operations, including gain on sale, attributable to common shareholders	—	—	382,842
Net income attributable to common shareholders – basic	$155,021	$195,762	$813,519

Earnings per common share from continuing operations	$1.63	$2.14	$4.81
Earnings per common share from discontinued operations	—	—	4.27
Total earnings per common share – basic	$1.63	$2.14	$9.08

Weighted average number of common shares outstanding – basic	95,208	91,499	89,580

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$155,021	$195,762	$430,677
Income allocated to common units from continuing operations	—	1,174	—
Income from continuing operations attributable to common shareholders, as adjusted	$155,021	$196,936	$430,677
Discontinued operations, including gain on sale, attributable to common shareholders	—	—	382,842
Net income attributable to common shareholders – diluted	$155,021	$196,936	$813,519

Earnings per common share from continuing operations	$1.63	$2.13	$4.79
Earnings per common share from discontinued operations	—	—	4.26
Total earnings per common share – diluted	$1.63	$2.13	$9.05

Weighted average number of common shares outstanding – basic	95,208	91,499	89,580
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	158	211	323
Common units	—	805	—
Weighted average number of common shares outstanding – diluted	95,366	92,515	89,903
5. Common Shares
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured line of credit or short-term borrowing facilities, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
For the year ended December 31, 2018, we did not sell any shares under the 2017 ATM program. The following table presents activity under the 2017 ATM program for the year ended December 31, 2017:

(in thousands, except per share amounts)	Year Ended December 31, 2017
Total net consideration	$2,513.6
Common shares sold	28.1
Average price per share	$90.44
As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program. No additional shares were sold under the 2017 ATM program subsequent to December 31, 2018 through the date of this filing.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. In 2018, we repurchased 3,222 common shares for approximately $0.3 million. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.5 million. There were no repurchases for the years ended December 31, 2017 or 2016 under this program, or subsequent to December 31, 2018 through the date of this filing.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31,

2018, we had approximately 93.2 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In addition to our 2016 quarterly dividends, our Board of Trust Managers declared a special dividend of $4.25 per common share to our common shareholders of record as of September 23, 2016, consisting of gains on dispositions of assets completed in 2016, which was paid on September 30, 2016. We also paid equivalent amounts per unit to holders of the common operating partnership units.
6. Operating Partnerships
At December 31, 2018, approximately 4% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2018, we held approximately 92% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.8 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units.
At December 31, 2018, approximately 33% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2018, we held approximately 95% of the outstanding common limited partnership units and the sole 1% general partnership interest of Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 1.0 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election and holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our ten trust managers own Camden Summit Partnership common limited partnership units.

During 2018, we entered into an agreement with certain holders of common units of limited partnership interest in the Camden Summit Partnership, which holders included two of our Trust Managers.  This agreement modifies the original terms of the Tax Protection Agreement dated February 28, 2005 which states the Camden Summit Partnership must maintain a certain amount of secured debt until February 28, 2020 to protect the negative tax capital of the unitholders or reimburse the unitholders for income taxes incurred from the repayment of this indebtedness.  Pursuant to this 2018 agreement, Camden Summit Partnership issued $100.0 million of unsecured debt with an unrelated third party which was guaranteed by Camden Property Trust. Additionally, each such unitholder agreed to indemnify Camden Property Trust for their portion of the unsecured debt equal to the amount of income and gain which would be required to be recognized by the unitholder due to their negative tax capital account; the indemnities are for a one-year period with an annual October 15 renewal right.  These amounts were approximately $21.2 million in the aggregate for the two Trust Managers which are holders of common units of limited partner interest in Camden Summit Partnership. In return, Camden Summit Partnership agreed to extend the duration of the Tax Protection Agreement for two years for each year such unitholder's indemnification agreement remains in place.
7. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates, including for taxable years ended before January 1, 2019 any applicable alternative minimum tax. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2018, 2017 and 2016 as income tax expense. Income taxes for the years ended December 31,

2018, 2017 and 2016, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder's invested capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2018, 2017 and 2016 is set forth in the following table:

	Year Ended December 31,
	2018	2017	2016
Common Share Distributions
Ordinary income	$2.99	$2.38	$—
Long-term capital gain	0.09	0.41	5.02
Unrecaptured Sec. 1250 gain	—	0.21	2.23
Total	$3.08	$3.00	$7.25
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2018, our taxable REIT subsidiaries had immaterial net operating loss carryforwards (“NOL’s”) which expire in years 2034 to 2037 and no benefits related to these NOL’s have been recognized in our consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2018 exceeded the tax basis by approximately $1.3 billion.
Income Tax Expense. For the tax year ended December 31, 2018, we had income tax expense of approximately $1.4 million, and $1.2 million and $1.6 million for the tax years ended December 31, 2017 and 2016, respectively. Income tax for the years ended December 31, 2018, 2017, and 2016 was comprised mainly of state income tax and federal income tax related to one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2018, 2017, and 2016, our deferred tax expense was not significant.
The income tax returns of Camden Property Trust and its subsidiaries are subject to examination by federal, state and local tax jurisdictions for years 2015 through 2017.  Tax attributes generated in years prior to 2015 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
Tax reform. The 2017 Tax Act was passed on December 22, 2017 which includes a number of changes to the corporate income tax system, including but not limited to a reduction in the statutory federal corporate income tax rate from 35% to 21% for non-REIT “C” corporations, changes to deductions for certain pass-through business income, and possible limitations on interest expense, depreciation and the deductibility of executive compensation. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level and the changes from the 2017 Tax Act did not have a material impact on our consolidated financial statements.
8. Acquisitions, Dispositions, and Discontinued Operations
Asset Acquisition of Operating Properties. In September 2018, we acquired one operating property comprised of 299 apartment homes located in Orlando, Florida, for approximately $89.8 million. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida, for approximately $81.4 million. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida, for approximately $126.9 million. In June 2017, we acquired one operating property comprised of 250 apartment homes, located in Atlanta, Georgia, for approximately $58.3 million. There were no asset acquisitions of operating properties for the year ended December 31, 2016.
Acquisitions of Land. In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the development of a community with 360 wholly-owned apartment homes which started construction during the quarter ended June 30, 2018. During the year ended December 31, 2017, we acquired approximately 8.2 acres of land in San Diego, California for approximately $20.0 million. During the year ended December 31, 2016, we acquired an aggregate of approximately 4.6 acres of land located in Denver, Colorado and Charlotte, North Carolina for approximately $19.9 million.
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

Sale of Operating Properties. We did not sell any operating properties during the year ended December 31, 2018. During the year ended December 31, 2017, we sold one operating property, comprised of 1,005 apartment homes, located in Corpus Christi, Texas for approximately $78.4 million and recognized a gain of approximately $43.2 million.
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
Discontinued Operations. During the years ended December 31, 2018 and 2017, we did not have any discontinued operations. During the year ended December 31, 2016, we had discontinued operations related to the sale in April 2016 of 15 operating properties, comprised of an aggregate of 4,918 apartment homes, with an average age of 23 years, a retail center and approximately 19.6 acres of land, all located in Las Vegas, Nevada, to an unaffiliated third party for an aggregate of approximately $630.0 million and recognized a gain of approximately $375.2 million, net of closing costs.
The following is a summary of income from discontinued operations for the year ended December 31, 2016 relating to the 15 operating properties and the retail center sold in April 2016:

Year Ended December 31,
(in thousands)	2016
Property revenues	$19,184
Property expenses	(6,898)
$12,286
Property management expense	(242)
Depreciation and amortization	(4,327)
Income tax expense	(112)
Income from discontinued operations	$7,605
Gain on sale of discontinued operations, net of tax	$375,237
9. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). At December 31, 2018, 2017, and 2016, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. In March 2015, we completed the formation of a third fund with an unaffiliated third party for additional multifamily investments of up to $450.0 million. We have a 20.0% ownership interest in this third fund, and it did not own any properties in 2018, 2017, or 2016. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	2018	2017
Total assets	$695.2	$715.9
Total third-party debt	510.7	514.5
Total equity	158.4	174.5

	2018	2017	2016
Total revenues	$127.4	$121.9	$119.8
Net income (1)	16.4	13.5	14.8
Equity in income (2) (3)	7.8	6.8	7.1

(1)	Net income for the years ended December 31, 2017 includes approximately $1.3 million of property expense, respectively, relating to Hurricanes Harvey and Irma in the third quarter of 2017.

(2)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

(3)	Equity in income for the years ended December 31, 2017 includes our ownership interest of the hurricane related recoveries and expenses of approximately $0.4 million, respectively.

The Funds in which we have a partial interest have been funded in part with secured third-party debt. As of December 31, 2018, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $5.7 million, $5.8 million, and $5.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
10. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2018	2017
Commercial banks
Term loan, due 2022	$99.6	$—

Senior unsecured notes (1)
4.78% Notes, due 2021	$249.1	$248.7
3.15% Notes, due 2022	347.3	346.6
5.07% Notes, due 2023	248.0	247.6
4.36% Notes, due 2024	248.7	248.5
3.68% Notes, due 2024	247.6	247.2
3.74% Notes, due 2028	396.1	—
	$1,736.8	$1,338.6

Total unsecured notes payable	$1,836.4	$1,338.6

Secured notes (1)
4.38% – 5.33% Conventional Mortgage Notes, due 2019 – 2045	485.2	866.0
Total notes payable	$2,321.6	$2,204.6

Floating rate debt included in unsecured notes (3.34%)	$99.6	$—
Floating rate debt included in secured notes (1.92%)	$—	$175.0
Value of real estate assets, at cost, subject to secured notes	$867.9	$1,534.9

(1)	Unamortized debt discounts and debt issuance costs of $13.9 million and $12.3 million are included in senior unsecured and secured notes payable as of December 31, 2018 and 2017, respectively.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2018, we had no amounts outstanding on our $600 million credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $589.9 million available under our credit facility.

In May 2018, we extended the term on our $45.0 million unsecured short-term borrowing facility from May 2018 to May 2019. The interest rate is based on LIBOR plus 0.95%. At December 31, 2018, we had no amounts outstanding on this unsecured short-term borrowing facility, leaving $45.0 million available under this facility.
In September 2018, we entered into a $100.0 million three-year unsecured floating-rate term loan with an unrelated third party, which was funded in October 2018. The interest rate on the term loan is based on LIBOR plus a margin which is subject to change as our credit ratings change. See Note 6, "Operating Partnerships" for a further discussion of this transaction.
In October 2018, we repaid at maturity our $175.0 million variable rate secured conventional mortgage notes and $205.0 million of outstanding fixed rate secured conventional mortgage notes which were scheduled to mature in 2018 from our unsecured line of credit, other short-term borrowings, and the $100.0 million term loan discussed above.
Also in October 2018, we issued $400.0 million aggregate principal amount of 4.100% senior unsecured notes due October 15, 2028 (the "2028 Notes") under our existing shelf registration statement. The 2028 Notes were offered to the public at 99.893% of their face amount with a stated rate of 4.100% and a yield to maturity of 4.113%. After giving effect to the settlement of the swap agreements as discussed below in Note 11, "Derivative Financial Instruments and Hedging Activities," and deducting the underwriting discounts and other estimated expenses of the offering, the effective annual interest rate on the 2028 Notes is approximately 3.74%. We received net proceeds of approximately $396.1 million, net of underwriting discounts and other estimated offering expenses. Interest on the 2028 Notes is payable semi-annually on April 15 and October 15, beginning April 15, 2019. We may redeem the 2028 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2028 Notes 90 days or fewer prior to the maturity date, the redemption price will equal 100% of the principal amount of the 2028 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2028 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from the offering of the 2028 Notes to repay outstanding balances on our unsecured line of credit and other short-term borrowings (including amounts incurred to repay the $380.0 million secured unconventional mortgage notes) and the remainder for general corporate purposes.
At December 31, 2018, we had $99.6 million outstanding floating rate debt with a weight average interest rate on this debt of approximately 3.3%. At December 31, 2017, we had outstanding floating rate debt of approximately $175.0 million with a weighted average interest rate on this debt of approximately 1.9%.
Our indebtedness had a weighted average maturity of 4.9 years at December 31, 2018. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2018:

(in millions)	Amount	Weighted Average Interest Rate
2019	$437.3	5.2%
2020 (1)	(1.9)	—
2021	248.5	4.8
2022	448.8	3.2
2023	249.8	5.1
Thereafter	939.1	3.9
Total	$2,321.6	4.2%

(1)	Includes only amortization of debt discounts and debt issuance costs, net of scheduled principal payments.
Subsequent to December 31, 2018, we repaid $200.0 million of secured notes utilizing our unsecured credit facility.
11. Derivative Financial Instruments and Hedging Activities
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
Cash Flow Hedges of Interest Rate Risk. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Our interest rate swaps and caps hedge interest expense and net proceeds from the settlement of such hedges will be classified as operating activities in the consolidated statement of cash flows.
Designated Hedges. The gain or loss on the derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and presented in the same line item as the earnings effect of the hedged item. During 2018, we entered into four designated hedges with a total notional value of $500.0 million to hedge a portion of anticipated future fixed rate debt issuances in 2018 and 2019. At December 31, 2018, we had a total of two designated hedges outstanding with a total notional value of $300.0 million to hedge a portion of anticipated future fixed rate debt issuances in 2019. At December 31, 2017, we had a total of three designated hedges outstanding with a total notional value of $200.0 million to hedge a portion of anticipated future fixed rate debt issuances in 2018.
In connection with the issuance of our 2028 Notes, we settled an aggregate of $400.0 million forward interest rate swap designated hedges resulting in a cash receipt of approximately $15.9 million which was recorded in accumulated other comprehensive income on our consolidated balance sheets and will be recognized over the life of the issued debt as an adjustment to interest expense.
Non-Designated Hedges. Derivatives are not entered into for trading or speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At December 31, 2018 and 2017, we did not have any non-designated hedges outstanding.
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at December 31, 2018 and 2017:

	Asset Derivatives				Liability Derivatives
	December 31, 2018 (1)		December 31, 2017		December 31, 2018 (1)		December 31, 2017
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$—	Other Assets	$2.2	Other Liabilities	$7.4	Other Liabilities	$0.5

(1)
The derivatives subject to master netting arrangements are presented on a gross basis on our condensed consolidated balance sheet as of December 31, 2018. There were no derivative contracts in a master netting arrangement as of December 31, 2018 and 2017.

The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the year ended December 31, 2018 and 2017:

(in millions)	Unrealized Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2018	2017		2018	2017
Interest Rate Swaps	$6.8	$1.7	Interest expense	$0.4	$—
As of December 31, 2018, the amount we expect to be reclassified into earnings in the next 12 months as a decrease to interest expense is approximately $0.7 million.
Credit-Risk-Related Contingent Features. Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company has an agreement with a derivative counterparty that contains a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of December 31, 2018, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was approximately $7.4 million.

12. Share-based Compensation and Benefit Plans
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by the Company’s shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include officers and employees of the Company or any of its subsidiaries, Trust Managers of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as set forth as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of December 31, 2018, there were approximately 8.2 million common shares available under the 2018 Share Plan, which would result in approximately 2.4 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for option and share awards charged against income was approximately $17.8 million, $18.8 million, and $21.3 million for 2018, 2017 and 2016, respectively. Total capitalized compensation cost for option and share awards was approximately $3.0 million for the year ended December 31, 2018, and was $3.8 million for both years ended December 31, 2017, and 2016.
A summary of activity under our share incentive plans for the year ended December 31, 2018 is shown below:

	Options Outstanding	Weighted Average Exercise / Grant Price	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Options and nonvested share awards outstanding at December 31, 2017	68,978	$61.15	499,898	$75.80
Granted	9,994	78.55	232,478	82.81
Exercised/Vested	(78,972)	63.35	(316,668)	75.66
Forfeited	—	—	(25,027)	79.83
Total options and nonvested share awards outstanding at December 31, 2018	—	$—	390,681	$79.82
Options. Stock options other than reload options have a contractual life of ten years and vest over periods up to five years. Reload options vest at the grant date. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted had an exercise price equal to the fair market value of a common share on the date of grant and expired on the same date as the original options which were exercised. None of our current incentive compensation plans carry reload option rights, and all of our obligations relating to reload options have been satisfied as of December 31, 2018. Expense for stock options is based on grant date fair value and recognized on a straight-line method over the vesting period.
We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of reload stock options granted during the years ended December 31, 2018, 2017 and 2016 and the weighted-average assumptions for such grants were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Weighted average fair value of options granted	$4.11	$5.25	$6.71
Expected volatility	15.1%	18.9%	18.0%
Risk-free interest rate	2.0%	1.3%	0.9%
Expected dividend yield	3.3%	5.5%	3.8%
Expected life	1 year	2 years	3 years
Our computations of expected volatility for 2018, 2017, and 2016 are based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares is based on the historical dividend yield over the expected term of the options granted. Our computation of expected life is based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
The total intrinsic value of options exercised was approximately $2.0 million, $2.2 million, and $8.9 million during the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, there was no unrecognized compensation cost related to unvested options and there were no options outstanding.
Share Awards and Vesting. Share awards for employees vest over periods up to five years and are valued at the market value of the shares on the grant date. In the event the holder of the share awards attains at least age 65, with ten or more years of service ("Retirement Eligibility") before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's Retirement Eligibility date.
At December 31, 2018, the weighted average fair value of share awards granted was $82.81, $83.41 and $74.92 in 2018, 2017 and 2016, respectively. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was approximately $24.0 million, $23.1 million, and $27.2 million, respectively. At December 31, 2018, the unamortized value of previously issued unvested share awards was approximately $15.4 million which is expected to be amortized over the next two years.
Employee Share Purchase Plan (“ESPP”). In May 2018, our shareholders approved the 2018 Employee Share Purchase Plan (the "2018 ESPP") which amends and restates our 1999 Employee Share Purchase Plan (the "1999 ESPP") effective with the offering period commencing in June 2018. Under the 2018 ESPP, we may issue up to a total of approximately 500,000 common shares. The 2018 ESPP permits eligible employees to purchase our common shares either through payroll deductions or through semi-annual contributions. Each offering period has a six month duration commencing in June and December for which shares may be purchased at 85% of the market value, as defined on the first or last day of the offering period, whichever price is lower. We currently use treasury shares to satisfy ESPP share requirements. Each participant must hold the shares purchased for nine months in order to receive the discount, and a participant may not purchase more than $25,000 in value of shares during any plan year, as defined. The following table presents information related to our ESPP:

	2018	2017	2016
Shares purchased	15,330	18,986	20,797
Weighted average fair value of shares purchased	$90.93	$89.89	$82.33
Expense recorded (in millions)	$0.2	$0.3	$0.4
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
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At both December 31, 2018 and 2017, approximately 1.7 million share awards were held in the rabbi trust. Additionally, as of December 31, 2018 and 2017, the rabbi trust held trading securities totaling approximately $14.9 million and $26.7 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2018 and 2017, approximately $21.2 million and $22.3 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation Share Awards. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 0.7 million and 1.0 million share awards were held in the plan at December 31, 2018 and 2017, respectively. Additionally, as of December 31, 2018 and 2017, the plan held trading securities totaling approximately $129.8 million and $93.6 million, respectively, which represents cash deferrals made by plan participants and diversification of share awards within the plan to trading securities. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
The plan, as amended, permitted diversification of fully vested share awards into other equity securities subject to a six month holding period. Balances within temporary equity in our consolidated balance sheets relate to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who were permitted to diversify their shares into other equity securities.
The following table summarizes the eligible share award activity for the twelve months ended December 31:

(in thousands)	2018	2017
Temporary equity:
Balance at inception/beginning of period	$77,230	$77,037
Change in classification	16,407	13,388
Change in redemption value	(669)	10,038
Diversification of share awards (429 and 261 shares during December 31, 2018 and 2017, respectively)	(40,294)	(23,233)
Balance at December 31	$52,674	$77,230
In December 2018, the plan was amended and restated and effective January 1, 2019 participants in the plan are no longer able to diversify their common shares six months after vesting. Thus, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification at the amendment date were reclassified on the effective date from temporary equity into additional paid-in capital in our consolidated balance sheet. Deferred share-based compensation cannot be diversified, and distributions from this plan are made in the same form as the original deferral.
401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan, which provides participating employees the ability to elect to contribute up to 60 percent of eligible compensation, subject to limitations as defined by the federal tax code, with the Company making matching contributions up to a predetermined limit. The matching contributions made for the year ended December 31, 2018, was approximately $2.9 million, and were approximately $2.7 million for the each of the years ended December 31, 2017 and 2016. Employees become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service.
13. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2018				December 31, 2017
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$144.7	$—	$—	$144.7	$120.3	$—	$—	$120.3
Derivative financial instruments - forward interest rate swap	—	—	—	—	—	2.2	—	2.2
Other Liabilities
Derivative financial instruments - forward interest rate swaps	$—	$7.4	$—	$7.4	$—	$0.5	$—	$0.5

(1)
Approximately $12.7 million and $4.2 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2018 and 2017, respectively. Approximately $40.3 million and $23.2 million of shares within the deferred compensation plan were diversified into other deferred compensation plan investments during the years ended December 31, 2018 and 2017, respectively.

Nonrecurring Fair Value Disclosures. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” We completed three asset acquisitions of operating properties during the year ended December 31, 2018 and one asset acquisition of an operating property during the year ended December 31, 2017. We recorded the real estate assets and identifiable below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 8, "Acquisitions, Dispositions, and Discontinued Operations" for a further discussion about these acquisitions.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2018 and 2017, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	December 31, 2018		December 31, 2017
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,222.0	$2,265.4	$2,029.6	$2,106.5
Floating rate notes payable	99.6	99.4	175.0	173.7

14. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Change in assets:
Other assets, net	$10,364	$(6,724)	$(3,551)
Change in liabilities:
Accounts payable and accrued expenses	(4,133)	(2,300)	(2,309)
Accrued real estate taxes	1,910	2,342	5,526
Other liabilities	(1,486)	(995)	(2,361)
Other	2,898	2,831	2,976
Change in operating accounts and other	$9,553	$(4,846)	$281
15. Commitments and Contingencies
Construction Contracts. As of December 31, 2018, we estimate the additional cost to complete the six consolidated projects currently under construction to be approximately $335.2 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility or other short-term borrowing, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings or secured mortgages.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2018, we had $2.9 million in earnest money deposits of which $0.4 million is non-refundable for potential acquisitions of operating properties and land which are included in other assets, net in our consolidated balance sheet.
Lease Commitments. At December 31, 2018, we had long-term leases covering certain land, office facilities and equipment. Rental expense totaled approximately $3.8 million, $4.0 million, and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Minimum annual rental commitments for the years ending December 31, 2019 through 2023 are approximately $2.9 million, $3.0 million, $3.1 million, $2.7 million and $2.6 million, respectively, and approximately $4.5 million in the aggregate thereafter.
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
Employment Agreements. At December 31, 2018, we had employment agreements with 13 of our senior officers, the terms of which expire at various times through August 20, 2019. Such agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

16. Quarterly Financial Data (unaudited)
Summarized quarterly financial data for the years ended December 31, 2018 and 2017, is as follows:

(in thousands, except per share amounts)	First	Second	Third		Fourth		Total (a)
2018:
Revenues	$230,683	$237,133	$241,770		$244,919		$954,505
Net income attributable to common shareholders	39,395	38,671	38,866		39,196		156,128
Net income attributable to common shareholders per share – basic	0.41	0.40	0.41		0.41		1.63
Net income attributable to common shareholders per share – diluted	0.41	0.40	0.40		0.41		1.63
2017:
Revenues	$219,521	$223,370	$228,178		$229,827		$900,896
Net income attributable to common shareholders	34,861	39,188	34,384		87,989		196,422
Net income attributable to common shareholders per share – basic	0.39	0.43	0.38	(b)	0.92	(c)	2.14
Net income attributable to common shareholders per share – diluted	0.39	0.43	0.38	(b)	0.91	(c)	2.13

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

(b)	Includes a $4,987, or $0.05 basic and diluted per share, impact related to expenses due to Hurricanes Harvey and Irma.

(c)	Includes a $43,231, or $0.46 basic and $0.45 diluted per share, impact related to a gain on sale of one operating property.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2018 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:

ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,429	$199	$5,511	$62,628	$68,139	$9,242	$58,897		2016
Camden Copper Square	4,825	23,672	7,892	4,825	31,564	36,389	19,107	17,282		2000
Camden Foothills	11,006	33,712	223	11,006	33,935	44,941	6,135	38,806		2014
Camden Hayden	9,248	35,254	150	9,248	35,404	44,652	5,812	38,840		2015
Camden Legacy	4,068	26,612	14,159	4,068	40,771	44,839	26,909	17,930		1998
Camden Montierra	13,687	31,727	5,671	13,687	37,398	51,085	9,289	41,796		2012
Camden Pecos Ranch	3,362	24,492	5,699	3,362	30,191	33,553	9,266	24,287		2012
Camden San Marcos	11,520	35,166	6,033	11,520	41,199	52,719	10,536	42,183		2012
Camden San Paloma	6,480	23,045	10,382	6,480	33,427	39,907	17,856	22,051		2002
Camden Sotelo	3,376	30,576	1,283	3,376	31,859	35,235	6,444	28,791		2013
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	10,382	9,381	64,592	73,973	34,812	39,161		2001
Camden Glendale	21,492	96,158	331	21,492	96,489	117,981	13,770	104,211		2015
Camden Harbor View	16,079	127,459	23,253	16,079	150,712	166,791	66,559	100,232	$92,699	2003
Camden Main and Jamboree	17,363	75,387	2,335	17,363	77,722	95,085	20,949	74,136	45,895	2008
Camden Martinique	28,401	51,861	24,154	28,401	76,015	104,416	46,188	58,228		1998
Camden Sea Palms	4,336	9,930	7,641	4,336	17,571	21,907	9,667	12,240		1998
The Camden	18,286	118,730	215	18,286	118,945	137,231	13,137	124,094		2016
San Diego/Inland Empire
Camden Landmark	17,339	71,315	2,977	17,339	74,292	91,631	17,087	74,544		2012
Camden Old Creek	20,360	71,777	9,093	20,360	80,870	101,230	28,800	72,430		2007
Camden Sierra at Otay Ranch	10,585	49,781	6,421	10,585	56,202	66,787	27,329	39,458		2003
Camden Tuscany	3,330	36,466	5,196	3,330	41,662	44,992	20,004	24,988		2003
Camden Vineyards	4,367	28,494	4,694	4,367	33,188	37,555	16,808	20,747		2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	3,404	8,091	47,407	55,498	10,391	45,107		2012
Camden Caley	2,047	17,445	7,020	2,047	24,465	26,512	13,931	12,581	15,349	2000
Camden Denver West	6,396	51,552	11,860	6,396	63,412	69,808	13,711	56,097		2012
Camden Flatirons	$6,849	$72,631	$413	$6,849	$73,044	$79,893	$12,825	$67,068		2015
Camden Highlands Ridge	2,612	34,726	20,608	2,612	55,334	57,946	28,524	29,422		1996
Camden Interlocken	5,293	31,612	17,062	5,293	48,674	53,967	25,904	28,063	$27,426	1999
Camden Lakeway	3,915	34,129	23,002	3,915	57,131	61,046	31,405	29,641	29,262	1997
Camden Lincoln Station	4,648	51,762	86	4,648	51,848	56,496	5,015	51,481		2017
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	5,758	4,835	28,362	33,197	11,441	21,756		2005
Camden College Park	16,409	91,503	6,950	16,409	98,453	114,862	25,352	89,510		2008
Camden Dulles Station	10,807	61,548	5,558	10,807	67,106	77,913	22,346	55,567		2008
Camden Fair Lakes	15,515	104,223	13,204	15,515	117,427	132,942	48,905	84,037		2005
Camden Fairfax Corner	8,484	72,953	9,642	8,484	82,595	91,079	33,123	57,956		2006
Camden Fallsgrove	9,408	43,647	5,545	9,408	49,192	58,600	21,337	37,263		2005
Camden Grand Parc	7,688	35,900	2,981	7,688	38,881	46,569	15,927	30,642		2005
Camden Lansdowne	15,502	102,267	24,504	15,502	126,771	142,273	49,157	93,116		2005
Camden Largo Town Center	8,411	44,163	4,280	8,411	48,443	56,854	20,068	36,786		2005
Camden Monument Place	9,030	54,089	3,651	9,030	57,740	66,770	20,847	45,923		2007
Camden NoMa	19,442	82,306	274	19,442	82,580	102,022	17,430	84,592		2014
Camden NoMa II	17,331	91,211	39	17,331	91,250	108,581	12,378	96,203		2017
Camden Potomac Yard	16,498	88,317	8,265	16,498	96,582	113,080	31,907	81,173		2008
Camden Roosevelt	11,470	45,785	4,238	11,470	50,023	61,493	20,151	41,342		2005
Camden Russett	13,460	61,837	6,861	13,460	68,698	82,158	29,016	53,142	45,056	2005
Camden Shady Grove	24,177	89,820	30	24,177	89,850	114,027	9,404	104,623		2018
Camden Silo Creek	9,707	45,301	7,703	9,707	53,004	62,711	20,688	42,023		2005
Camden Washingtonian	13,512	73,285	—	13,512	73,285	86,797	2,532	84,265		2018
FLORIDA
Southeast Florida
Camden Aventura	12,185	47,616	13,055	12,185	60,671	72,856	27,617	45,239		2005
Camden Boca Raton	2,201	50,057	268	2,201	50,325	52,526	8,742	43,784		2014
Camden Brickell	14,621	57,031	23,217	14,621	80,248	94,869	32,025	62,844		2005
Camden Doral	10,260	40,416	7,542	10,260	47,958	58,218	20,465	37,753		2005
Camden Doral Villas	6,476	25,543	7,590	6,476	33,133	39,609	14,881	24,728		2005
Camden Las Olas	12,395	79,518	19,634	12,395	99,152	111,547	39,655	71,892		2005
Camden Plantation	6,299	77,964	11,402	6,299	89,366	95,665	38,047	57,618		2005
Camden Portofino	9,867	38,702	9,382	9,867	48,084	57,951	20,170	37,781		2005
Orlando
Camden Hunter's Creek	$4,156	$20,925	$5,769	$4,156	$26,694	$30,850	$12,172	$18,678		2005
Camden Lago Vista	3,497	29,623	6,033	3,497	35,656	39,153	15,582	23,571		2005
Camden LaVina	12,907	42,617	1,036	12,907	43,653	56,560	12,072	44,488		2012
Camden Lee Vista	4,350	34,643	8,524	4,350	43,167	47,517	24,338	23,179		2000
Camden North Quarter	9,990	68,471	742	9,990	69,213	79,203	3,641	75,562		2018
Camden Orange Court	5,319	40,733	3,300	5,319	44,033	49,352	15,681	33,671		2008
Camden Thornton Park	11,711	74,628	137	11,711	74,765	86,476	1,155	85,321		2018
Camden Town Square	13,127	45,997	833	13,127	46,830	59,957	11,711	48,246		2012
Camden World Gateway	5,785	51,821	8,348	5,785	60,169	65,954	25,433	40,521		2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	15,072	7,450	78,355	85,805	43,641	42,164		1998/2002
Camden Montague	3,576	16,534	472	3,576	17,006	20,582	4,849	15,733		2012
Camden Pier District	16,704	105,383	851	16,704	106,234	122,938	6,025	116,913		2018
Camden Preserve	1,206	17,982	8,795	1,206	26,777	27,983	17,337	10,646		1997
Camden Royal Palms	2,147	38,339	3,905	2,147	42,244	44,391	15,779	28,612		2007
Camden Westchase Park	11,955	36,254	609	11,955	36,863	48,818	9,560	39,258		2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	8,835	7,174	40,819	47,993	18,783	29,210		2005
Camden Buckhead Square	13,200	43,785	657	13,200	44,442	57,642	2,928	54,714		2017
Camden Creekstone	5,017	19,912	5,148	5,017	25,060	30,077	5,804	24,273		2012
Camden Deerfield	4,895	21,922	8,376	4,895	30,298	35,193	13,970	21,223		2005
Camden Dunwoody	5,290	23,642	9,038	5,290	32,680	37,970	15,425	22,545		2005
Camden Fourth Ward	10,477	51,258	1,148	10,477	52,406	62,883	9,468	53,415		2014
Camden Midtown Atlanta	6,196	33,828	10,645	6,196	44,473	50,669	19,631	31,038		2005
Camden Paces	15,262	102,521	828	15,262	103,349	118,611	17,913	100,698		2015
Camden Peachtree City	6,536	29,063	7,636	6,536	36,699	43,235	16,374	26,861		2005
Camden Shiloh	4,181	18,798	5,972	4,181	24,770	28,951	11,595	17,356	10,565	2005
Camden St. Clair	7,526	27,486	8,010	7,526	35,496	43,022	16,859	26,163		2005
Camden Stockbridge	5,071	22,693	4,859	5,071	27,552	32,623	12,396	20,227		2005
Camden Vantage	11,787	68,822	3,747	11,787	72,569	84,356	15,103	69,253		2013
NORTH CAROLINA
Charlotte
Camden Ballantyne	$4,503	$30,250	$9,067	$4,503	$39,317	$43,820	$18,565	$25,255		2005
Camden Cotton Mills	4,246	19,147	6,703	4,246	25,850	30,096	12,629	17,467		2005
Camden Dilworth	516	16,633	2,568	516	19,201	19,717	8,067	11,650		2006
Camden Fairview	1,283	7,223	4,327	1,283	11,550	12,833	6,188	6,645		2005
Camden Foxcroft	1,408	7,919	4,620	1,408	12,539	13,947	6,588	7,359		2005
Camden Foxcroft II	1,152	6,499	3,216	1,152	9,715	10,867	4,603	6,264		2005
Camden Gallery	7,930	51,957	114	7,930	52,071	60,001	6,141	53,860		2017
Camden Grandview	7,570	33,859	11,922	7,570	45,781	53,351	20,152	33,199		2005
Camden Sedgebrook	5,266	29,211	7,723	5,266	36,934	42,200	17,475	24,725		2005
Camden South End	6,625	29,175	11,276	6,625	40,451	47,076	17,595	29,481		2005
Camden Stonecrest	3,941	22,021	6,451	3,941	28,472	32,413	13,817	18,596		2005
Camden Touchstone	1,203	6,772	3,528	1,203	10,300	11,503	5,406	6,097		2005
Raleigh
Camden Crest	4,412	31,108	6,773	4,412	37,881	42,293	16,333	25,960		2005
Camden Governor's Village	3,669	20,508	6,291	3,669	26,799	30,468	11,585	18,883		2005
Camden Lake Pine	5,746	31,714	13,579	5,746	45,293	51,039	20,048	30,991		2005
Camden Manor Park	2,535	47,159	8,835	2,535	55,994	58,529	21,551	36,978		2006
Camden Overlook	4,591	25,563	9,781	4,591	35,344	39,935	17,017	22,918		2005
Camden Reunion Park	3,302	18,457	10,791	3,302	29,248	32,550	12,781	19,769		2005
Camden Westwood	4,567	25,519	9,062	4,567	34,581	39,148	14,891	24,257		2005
TEXAS
Austin
Camden Cedar Hills	2,684	20,931	2,072	2,684	23,003	25,687	8,336	17,351		2008
Camden Gaines Ranch	5,094	37,100	10,344	5,094	47,444	52,538	21,613	30,925		2005
Camden Huntingdon	2,289	17,393	10,470	2,289	27,863	30,152	19,185	10,967		1995
Camden La Frontera	3,250	32,376	363	3,250	32,739	35,989	6,210	29,779		2015
Camden Lamar Heights	3,988	42,773	356	3,988	43,129	47,117	8,103	39,014		2015
Camden Stoneleigh	3,498	31,285	8,478	3,498	39,763	43,261	17,559	25,702		2006
Corpus Christi
Camden Breakers	1,055	13,024	14,405	1,055	27,429	28,484	15,973	12,511		1996
Camden Copper Ridge	1,204	9,180	9,511	1,204	18,691	19,895	15,730	4,165		1993
Dallas/Fort Worth
Camden Addison	11,516	29,332	8,262	11,516	37,594	49,110	11,925	37,185		2012
Camden Belmont	$12,521	$61,522	$5,312	$12,521	$66,834	$79,355	$15,342	$64,013		2012
Camden Buckingham	2,704	21,251	10,705	2,704	31,956	34,660	20,173	14,487		1997
Camden Centreport	1,613	12,644	6,659	1,613	19,303	20,916	12,044	8,872		1997
Camden Cimarron	2,231	14,092	8,020	2,231	22,112	24,343	15,848	8,495		1997
Camden Farmers Market	17,341	74,193	22,213	17,341	96,406	113,747	49,780	63,967	$50,704	2001/2005
Camden Henderson	3,842	15,256	648	3,842	15,904	19,746	4,154	15,592		2012
Camden Legacy Creek	2,052	12,896	6,786	2,052	19,682	21,734	13,325	8,409		1997
Camden Legacy Park	2,560	15,449	8,070	2,560	23,519	26,079	15,528	10,551	13,864	1997
Camden Valley Park	3,096	14,667	15,344	3,096	30,011	33,107	28,118	4,989		1994
Camden Victory Park	13,445	71,735	158	13,445	71,893	85,338	9,086	76,252		2016
Houston
Camden City Centre	4,976	44,735	3,853	4,976	48,588	53,564	18,081	35,483	33,790	2007
Camden City Centre II	5,101	28,131	426	5,101	28,557	33,658	7,514	26,144		2013
Camden Greenway	16,916	43,933	20,313	16,916	64,246	81,162	39,943	41,219		1999
Camden Holly Springs	11,108	42,852	12,030	11,108	54,882	65,990	16,527	49,463		2012
Camden McGowen Station	6,089	84,649	—	6,089	84,649	90,738	3,443	87,295		2018
Camden Midtown	4,583	18,026	10,559	4,583	28,585	33,168	18,258	14,910	28,054	1999
Camden Oak Crest	2,078	20,941	5,890	2,078	26,831	28,909	13,922	14,987		2003
Camden Park	4,922	16,453	6,030	4,922	22,483	27,405	6,789	20,616		2012
Camden Plaza	7,204	31,044	2,452	7,204	33,496	40,700	9,188	31,512	19,357	2007
Camden Post Oak	14,056	92,515	18,434	14,056	110,949	125,005	22,852	102,153		2013
Camden Royal Oaks	1,055	20,046	2,839	1,055	22,885	23,940	9,387	14,553		2006
Camden Royal Oaks II	587	12,743	25	587	12,768	13,355	3,457	9,898		2012
Camden Stonebridge	1,016	7,137	6,717	1,016	13,854	14,870	9,384	5,486		1993
Camden Sugar Grove	7,614	27,594	4,251	7,614	31,845	39,459	8,428	31,031		2012
Camden Travis Street	1,780	29,104	1,284	1,780	30,388	32,168	10,120	22,048		2010
Camden Vanderbilt	16,076	44,918	25,144	16,076	70,062	86,138	47,043	39,095	73,155	1994/1997
Camden Whispering Oaks	1,188	26,242	1,711	1,188	27,953	29,141	10,392	18,749		2008

Total current communities:	$1,083,532	$5,865,522	$979,497	$1,083,532	$6,845,019	$7,928,551	$2,400,440	$5,528,111	$485,176

Communities under construction:
Name / location
Camden North End I (1) Phoenix, AZ		$95,865			$95,865	$95,865	$2,596	$93,269		N/A
Camden Grandview II (1) Charlotte, NC		21,267			21,267	21,267	113	21,154		N/A
Camden RiNo Denver, CO		41,594			41,594	41,594		41,594		N/A
Camden Downtown I Houston, TX		58,963			58,963	58,963		58,963		N/A
Camden Lake Eola Orlando, FL		34,016			34,016	34,016		34,016		N/A
Camden Buckhead Atlanta, GA		26,073			26,073	26,073		26,073		N/A

Total communities under construction:	$—	$277,778	$—	$—	$277,778	$277,778	$2,709	$275,069	$—

Development pipeline communities:
Name/location
Camden North End II Phoenix, AZ		$15,301			$15,301	$15,301		$15,301		N/A
Camden Hillcrest San Diego, CA		28,853			28,853	28,853		28,853		N/A
Camden Atlantic Plantation, FL		16,666			16,666	16,666		16,666		N/A
Camden Arts District Los Angeles, CA		21,471			21,471	21,471		21,471		N/A
Camden Paces III Atlanta, GA		14,632			14,632	14,632		14,632		N/A
Camden Downtown II Houston, TX		10,719			10,719	10,719		10,719		N/A
Total development pipeline communities:	$—	$107,642	$—	$—	$107,642	$107,642	$—	$107,642	$—

Corporate		14,504		—	14,504	14,504		14,504		N/A

	$—	$14,504	$—	$—	$14,504	$14,504	$—	$14,504	$—

TOTAL	$1,083,532	$6,265,446	$979,497	$1,083,532	$7,244,943	$8,328,475	$2,403,149	$5,925,326	$485,176

(1)
Properties are in lease-up at December 31, 2018. Balances presented here includes costs which are included in buildings and improvements and land on the consolidated balance sheet at December 31, 2018. These costs related to completed unit turns for these properties.

S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2018 (in thousands)	Schedule III

The changes in total real estate assets as adjusted for discontinued operations for the years ended December 31:

	2018	2017	2016
Balance, beginning of period	$7,667,743	$7,376,690	$7,387,597
Additions during period:
Acquisition of operating properties	286,901	56,985	—
Development and repositions	300,294	224,202	278,447
Improvements	84,841	71,889	65,892
Deductions during period:
Cost of real estate sold – other	(11,304)	(62,023)	(355,246)
Balance, end of period	$8,328,475	$7,667,743	$7,376,690
The changes in accumulated depreciation for the years ended December 31:
	2018	2017	2016
Balance, beginning of period	$2,118,839	$1,890,656	$1,780,694
Depreciation of real estate assets	284,310	255,924	243,403
Dispositions	—	(27,741)	(133,441)
Balance, end of period	$2,403,149	$2,118,839	$1,890,656
The aggregate cost for federal income tax purposes at December 31, 2018 was $7.5 billion.

S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2018					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carry amount of mortgages (a)
Parking Garage Developer advances Houston, TX	(b)	October 1, 2025	(c)	$9,314	$9,314

(a)	The aggregate cost at December 31, 2018 for federal income tax purposes was approximately $9,314.

(b)	This loan currently bears interest at 4% and will increase to 7% on any unpaid principal balance on January 1, 2019 with the completion of our planned apartment project at an adjacent location.

(c)	Payments will consist of annual interest and principal payments from October 1, 2018 to October 1, 2025.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2018	2017	2016
Balance, beginning of period	$18,790	$17,224	$13,161
Additions:
Advances under real estate loans	—	1,566	7,458
Deductions:
Collections of principal and loan payoff	(9,476)	—	(3,395)
Balance, end of period	$9,314	$18,790	$17,224

S-3