Form 10-Q
period 2019-03-31
CAMDEN PROPERTY TRUST
filed 2019-05-03
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest, $.01 par value	CPT	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 26, 2019, 96,679,631 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2019	December 31, 2018
Assets
Real estate assets, at cost
Land	$1,127,485	$1,098,526
Buildings and improvements	7,057,101	6,935,971
	$8,184,586	$8,034,497
Accumulated depreciation	(2,479,875)	(2,403,149)
Net operating real estate assets	$5,704,711	$5,631,348
Properties under development, including land	307,981	293,978
Investments in joint ventures	21,955	22,283
Total real estate assets	$6,034,647	$5,947,609
Accounts receivable – affiliates	21,337	22,920
Other assets, net	217,663	205,454
Cash and cash equivalents	6,092	34,378
Restricted cash	5,655	9,225
Total assets	$6,285,394	$6,219,586
Liabilities and equity
Liabilities
Notes payable
Unsecured	$2,079,136	$1,836,427
Secured	45,683	485,176
Accounts payable and accrued expenses	126,964	146,866
Accrued real estate taxes	30,891	54,358
Distributions payable	80,771	74,982
Other liabilities	195,629	183,999
Total liabilities	$2,559,074	$2,781,808
Commitments and contingencies (Note 13)
Non-qualified deferred compensation share awards	—	52,674
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 108,878 and 105,503 issued; 106,347 and 103,080 outstanding at March 31, 2019 and December 31, 2018, respectively	1,064	1,031
Additional paid-in capital	4,527,659	4,154,763
Distributions in excess of net income attributable to common shareholders	(526,856)	(495,496)
Treasury shares, at cost (9,671 and 9,841 common shares at March 31, 2019 and December 31, 2018, respectively)	(349,655)	(355,804)
Accumulated other comprehensive income	616	6,929
Total common equity	$3,652,828	$3,311,423
Non-controlling interests	73,492	73,681
Total equity	$3,726,320	$3,385,104
Total liabilities and equity	$6,285,394	$6,219,586
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Property revenues	$248,567	$230,683
Property expenses
Property operating and maintenance	$56,948	$53,916
Real estate taxes	33,890	30,049
Total property expenses	$90,838	$83,965
Non-property income
Fee and asset management	$1,843	$1,998
Interest and other income	298	793
Income (loss) on deferred compensation plans	10,356	(205)
Total non-property income	$12,497	$2,586
Other expenses
Property management	$6,657	$6,639
Fee and asset management	1,184	965
General and administrative	13,308	12,223
Interest	20,470	20,374
Depreciation and amortization	80,274	70,224
Expense (benefit) on deferred compensation plans	10,356	(205)
Total other expenses	$132,249	$110,220
Equity in income of joint ventures	1,912	1,829
Income from continuing operations before income taxes	$39,889	$40,913
Income tax expense	(168)	(388)
Net income	$39,721	$40,525
Less income allocated to non-controlling interests from continuing operations	(1,108)	(1,130)
Net income attributable to common shareholders	$38,613	$39,395

Earnings per share – basic	$0.40	$0.41
Earnings per share – diluted	$0.40	$0.41
Weighted average number of common shares outstanding – basic	96,892	95,067
Weighted average number of common shares outstanding – diluted	97,041	96,046
Condensed Consolidated Statements of Comprehensive Income
Net income	$39,721	$40,525
Other comprehensive income
Unrealized (loss) gain on cash flow hedging activities	(5,938)	3,601
Reclassification of net loss (gain) on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	(375)	35
Comprehensive income	$33,408	$44,161
Less income allocated to non-controlling interests from continuing operations	(1,108)	(1,130)
Comprehensive income attributable to common shareholders	$32,300	$43,031
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
Net income			38,613			1,108	39,721
Other comprehensive loss					(6,313)		(6,313)
Common shares issued	34	328,340					328,374
Net share awards		1,133		6,150			7,283
Employee share purchase plan		74		(1)			73
Change in classification of deferred compensation plan (See Note 11)		43,311	9,363				52,674
Cash distributions declared to equity holders ($0.80 per common share)			(79,336)			(1,405)	(80,741)
Other	(1)	38				108	145
Equity, March 31, 2019	$1,064	$4,527,659	$(526,856)	$(349,655)	$616	$73,492	$3,726,320

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
Net income			39,395			1,130	40,525
Other comprehensive income					3,636		3,636
Net share awards		45		7,632			7,677
Employee share purchase plan		74					74
Common share options exercised		41					41
Change in classification of deferred compensation plan		(5,250)					(5,250)
Change in redemption value of non-qualified share awards			6,306				6,306
Common shares repurchased				(253)			(253)
Cash distributions declared to equity holders ($0.77 per common share)			(73,594)			(1,450)	(75,044)
Other	(2)	(15)					(17)
Equity, March 31, 2018	$1,026	$4,132,056	$(396,596)	$(356,687)	$3,579	$79,031	$3,462,409
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$39,721	$40,525
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	80,274	70,224
Distributions of income from joint ventures	1,914	1,815
Equity in income of joint ventures	(1,912)	(1,829)
Share-based compensation	4,030	4,183
Net change in operating accounts and other	(31,376)	(27,764)
Net cash from operating activities	$92,651	$87,154
Cash flows from investing activities
Development and capital improvements, including land	$(79,498)	$(71,828)
Acquisition of operating properties	(94,885)	(201,899)
Increase in non-real estate assets	(2,520)	(2,279)
Other	146	449
Net cash from investing activities	$(176,757)	$(275,557)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$638,000	$—
Repayments on unsecured credit facility and other short-term borrowings	(396,000)	—
Repayment of notes payable	(439,603)	(358)
Distributions to common shareholders and non-controlling interests	(74,982)	(72,943)
Proceeds from issuance of common shares	328,374	—
Payment of deferred financing costs	(5,285)	(248)
Other	1,746	584
Net cash from financing activities	$52,250	$(72,965)
Net decrease in cash, cash equivalents, and restricted cash	(31,856)	(261,368)
Cash, cash equivalents, and restricted cash, beginning of year	43,603	377,805
Cash, cash equivalents, and restricted cash, end of period	$11,747	$116,437
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$6,092	$101,401
Restricted cash	5,655	15,036
Total cash, cash equivalents, and restricted cash, end of period	$11,747	$116,437
Supplemental information
Cash paid for interest, net of interest capitalized	$13,997	$16,701
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$80,771	$75,083
Value of shares issued under benefit plans, net of cancellations	16,930	16,471
Accrual associated with construction and capital expenditures	22,180	23,204
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	16,813	—
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2019, we owned interests in, operated, or were developing 169 multifamily properties comprised of 57,517 apartment homes across the United States. Of the 169 properties, five properties were under construction as of March 31, 2019, and will consist of a total of 1,572 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of March 31, 2019, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of March 31, 2019, we held 92% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2018 Annual Report on Form 10-K. Certain amounts have been presented separately within investing and financing activities in the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2018 to conform to the current year presentation. These changes in presentation had no impact in our condensed consolidated cash flows from investing or financing activities. Additionally, we adopted Accounting Standards Update ("ASU") 2016-02, "Leases" on January 1, 2019. ASU 2016-02 requires, at our election of a practical expedient, to combine lessor lease and non-lease components as a single component under certain conditions. For the three months ended March 31, 2018, we combined other property revenues with rental revenues to conform to the current year presentation, and now disclose one property revenue stream which did not have any impact on our condensed consolidated statement of income and comprehensive income.
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
During each of the three months ended March 31, 2019 and 2018, we recognized amortization expense related to in-place leases of approximately $1.9 million. During each of the three months ended March 31, 2019 and 2018, the weighted average amortization periods for in-place leases were approximately seven months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three months ended March 31, 2019 or 2018.
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
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value estimates, we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges could have an adverse effect in our consolidated financial position and results of operations.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Capitalized interest was approximately $2.7 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively. Capitalized real estate taxes were approximately $1.3 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.
Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and certain activities necessary to prepare the underlying real estate for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. As apartment homes within development properties are substantially completed, the total capitalized development cost of each apartment home is transferred from properties under development including land to buildings and improvements.
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment, and other	3-20 years
Intangible assets/liabilities (in-place leases and above and below market leases)	underlying lease term
Derivative Financial Instruments. Derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value and presented on a gross basis for financial reporting purposes even when those instruments are subject to master netting arrangements and may otherwise qualify for net presentation. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes attributable to the earnings effect of the hedged transactions. We may enter into derivative contracts which are intended to economically hedge certain of our risks, for which hedge accounting does not apply or we elect not to apply hedge accounting.
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
Financial Instrument Fair Value Disclosures. As of March 31, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan made to an unaffiliated third party. This note receivable matures on October 1, 2025. At both March 31, 2019 and December 31, 2018, the outstanding note receivable principal balance was approximately $9.3 million. The weighted average interest rate was approximately 7.0% and 4.0% for the three months ended March 31, 2019 and 2018, respectively. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest and do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.
Recent Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 clarifies certain implementation costs relating to a cloud computing arrangement which is considered to be a service contract should be capitalized as if the arrangement was an internal-use software project. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. This standard may be applied using the prospective transition method which is applicable to service contracts entered, renewed, or materially modified after the effective date or the retrospective transition method which allows us to recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, as of the adoption date. We anticipate adopting ASU 2018-15 as of January 1, 2020, using the retrospective transition method and we do not expect our adoption to have a material impact in our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 and its related amendments codify Accounting Standard Codification ("ASC") 842 and provides new guidance for accounting for leases. We adopted ASC 842 as of January 1, 2019 using the transition practical expedient which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date and to initially apply the new lease standard to leases which existed as of January 1, 2019. Upon our adoption of ASC 842, as a lessee we recorded a right-of-use asset and a corresponding liability in our condensed consolidated balance sheet, as a lessor we now present combined lease and non-lease components as a single component in our condensed consolidated statement of income and comprehensive income, and this ASU did not have an impact on the opening balance of retained earnings as of the adoption date. In addition to the transition practical expedient, we elected other practical expedients during our adoption of the new lease standard. For both lessor and lessee contracts, we elected the practical expedient package to not reassess: (i) whether any expired or existing contract is a lease or contains a lease, (ii) the lease classification of any expired or existing leases, and (iii) the accounting for initial direct costs for any existing leases.
As a lessor, we also elected practical expedients to:

•	not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and

•
exclude from lease revenues the sales taxes collected from lessees and certain lessor costs paid directly by the lessee (as of the date of adoption, we did not have material sales tax collected from customers or lessor costs paid by customers).

As a lessee, we also elected the practical expedients to:

•	use hindsight to determine lease terms and impairment of the right-of-use assets for existing lease contracts,

•	not separate lease and non-lease components by class of underlying asset when certain conditions are met which is consistent with our current accounting, and

•	not recognize short-term lease contracts with a duration of 12 months or less (short-term leases) in our condensed consolidated balance sheet.
We earn income from the leasing of our owned real estate properties which is considered our only lessor underlying asset class. Substantially all of our real estate lessor commitments will continue to be accounted for as operating leases and the new leasing standard did not have a material impact on our property revenues. As a lessee, we enter into lease contracts to facilitate the operations and needs of our business and our operating leases primarily consist of our office facility leases which are considered our only lessee underlying asset class. Our lessee operating lease commitments are subject to this standard and recognized as operating lease liabilities and right-of-use assets upon adoption. See Note 3, "Revenues" as it relates to our lessor leases and Note 4, "Leases" as it relates to our lessee leases for additional disclosures required by ASC 842.
3. Revenues
The majority of our revenues are derived from real estate lease contracts which are accounted for pursuant to ASC 842 and presented as property revenues, which include rental revenue and revenue from amounts received under contractual terms for other services provided to our customers. Our other revenue stream includes fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. A detail of these revenue streams are discussed below:
Property Revenue. We earn rental revenue from operating lease contracts for the use of dedicated spaces within owned assets which is recognized on a straight-line basis over the applicable lease term. We also earn revenues from amounts received under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees, and are charged to our residents and recognized monthly as earned. We elected the practical expedient to not separate lease and non-lease components and have presented our property revenues combined based upon the lease being determined to be the predominant component. Any renewal options of real estate lease contracts are considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
As of March 31, 2019, our average residential lease term was between twelve to fifteen months with property revenues in 2021 and beyond under our retail leases. We anticipate property revenue from our existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2019	$537.5
2020	96.8
2021	5.9
2022	4.5
2023	3.8
Thereafter	30.9
Total	$679.4
Fee and Asset Management Income. We receive property management, asset management, and development and construction fees from our joint ventures for managing the venture and managing the activities, development, and construction of their operating communities. While the individual activities related to these fees may vary, the services provided are substantially similar, have the same pattern of transfer, and are considered to be individual performance obligations composed of a series of distinct services, recognized monthly as earned.
We also earn construction fees for construction management and general contracting services we provide to third-party owners of multifamily, commercial, and retail properties. These fees are recognized as we satisfy our single performance obligation over time based on a percentage-of-completion of cost basis which we believe is an accurate depiction of the transfer of control to our customers. For these contracts, significant judgment is used to estimate the cost plus margin for the project fee and our profitability on those contracts is dependent on the ability to accurately predict such factors.
Contract Balances. We record third-party construction receivables for amounts where we have unconditional rights to payments earned but not received and liabilities for amounts received but not earned. For the three months ended March 31, 2019 and 2018, these contract receivables and liability balances were immaterial.
4. Leases
Substantially all of our operating leases recorded in our condensed consolidated balance sheet at January 1, 2019 upon adoption of ASC 842 are related to office facility leases. The lease and non-lease components are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use ("ROU") assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred.

As of March 31, 2019, we have no significant leases executed but not yet commenced and did not record any impairment charges related to our ROU assets. See Note 13, "Commitments and Contingencies" for maturities of lease liabilities. The following is a summary of our operating lease related information:

($ in millions)		As of
Balance sheet	Classification	March 31, 2019
Right-of-use assets, net	Other assets, net	$12.1
Operating lease liabilities	Other liabilities	$16.8

($ in millions)
Statement of income	Classification	For the three months ended March 31, 2019
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$0.7
Variable lease expense	General and administrative expenses and property management expenses	$0.4
Statement of cash flows
Cash flows from operating leases	Net cash from operating activities	$0.8
Supplemental lease information
Weighted average remaining lease term (years)		6.0
Weighted average discount rate - operating leases (1)		4.9%

(1)
We used a secured incremental borrowing rate, as defined by ASC 842 based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.

5. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 1.9 million and 1.4 million for the three months ended March 31, 2019 and 2018, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$38,613	$39,395
Amount allocated to participating securities	(84)	(265)
Net income attributable to common shareholders – basic	$38,529	$39,130

Total earnings per common share – basic	$0.40	$0.41

Weighted average number of common shares outstanding – basic	96,892	95,067

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$38,529	$39,130
Income allocated to common units from continuing operations	—	297
Net income attributable to common shareholders – diluted	$38,529	$39,427

Total earnings per common share – diluted	$0.40	$0.41

Weighted average number of common shares outstanding – basic	96,892	95,067
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	149	174
Common units	—	805
Weighted average number of common shares outstanding – diluted	97,041	96,046
6. Common Shares
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
For the three months ended March 31, 2019, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three months ended March 31, 2019. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2019, we had approximately 96.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding. In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds, which we used to acquire one operating property in Scottsdale, Arizona, and repay amounts on our unsecured line of credit and certain secured conventional mortgage debt.
7. Acquisitions
Asset Acquisition of Operating Properties. In May 2019, we acquired one operating property comprised of 326 apartment homes located in Austin, Texas for approximately $120.4 million. In February 2019, we acquired one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million. In February 2018, we acquired one operating property comprised of 333 apartment homes located in Orlando, Florida for approximately $81.4 million. In January 2018, we acquired one operating property comprised of 358 apartment homes located in St. Petersburg, Florida for approximately $126.9 million.
Acquisition of Land. In April 2019, we acquired approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million for the future development of approximately 400 apartment homes.

8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). As of March 31, 2019, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. In March 2015, we completed the formation of a third fund with an unaffiliated third party for additional multifamily investments of up to $450.0 million. We have a 20% ownership interest in this third fund, and it did not own any properties as of March 31, 2019 or 2018. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	March 31, 2019	December 31, 2018
Total assets	$683.1	$695.2
Total third-party debt	510.5	510.7
Total equity	157.3	158.4

	Three Months Ended March 31,
(in millions)	2019	2018
Total revenues	$32.4	$31.1
Net income	$4.0	$3.7
Equity in income (1)	$1.9	$1.8

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

The Funds have been funded in part with secured third-party debt and, as of March 31, 2019, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.5 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

9. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2019	December 31, 2018
Commercial banks
Term Loan, due 2022	$99.6	$99.6
Unsecured credit facility	242.0	—
	$341.6	$99.6

Senior unsecured notes (1)
4.78% Notes, due 2021	$249.2	$249.1
3.15% Notes, due 2022	347.4	347.3
5.07% Notes, due 2023	248.1	248.0
4.36% Notes, due 2024	248.8	248.7
3.68% Notes, due 2024	247.7	247.6
3.74% Notes, due 2028	396.3	396.1
	$1,737.5	$1,736.8

Total unsecured notes payable	$2,079.1	$1,836.4

Secured notes (1)
4.38% Conventional Mortgage Loan, due 2045	$45.7	$45.9
5.19% Conventional Mortgage Notes, due 2019	—	419.9
5.33% Conventional Mortgage Loan, due 2019	—	19.4
Total secured notes payable	$45.7	$485.2

Total notes payable	$2,124.8	$2,321.6

Other floating rate debt included in unsecured notes (3.33%)	$341.6	$99.6

(1)
Unamortized debt discounts and debt issuance costs of $13.1 million and $13.9 million are included in senior unsecured and secured notes payable as of March 31, 2019 and December 31, 2018, respectively.

In March 2019, we amended and restated our $600 million unsecured credit facility extending the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six month periods, and increasing the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2019, we had approximately $242.0 million amounts outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $647.9 million available under our credit facility.
We have a $45.0 million unsecured short-term borrowing facility which matures in May 2019. The interest rate is based on LIBOR plus 0.95%. At March 31, 2019, we had no balance outstanding, leaving $45.0 million available under this facility.
During the three months ended March 31, 2019, we repaid approximately $439.3 million of secured conventional mortgage debt utilizing our unsecured credit facility and proceeds from our equity offering completed in February 2019.
We had outstanding floating rate debt of approximately $341.6 million and $175.0 million at March 31, 2019 and 2018, respectively, which includes our unsecured credit facility. The weighted average interest rate on such debt was approximately 3.3% and 2.2% for the three months ended March 31, 2019 and 2018, respectively.

Our indebtedness, which includes our unsecured credit facility, had a weighted average maturity of approximately 5.6 years at March 31, 2019. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2019:

(in millions) (1)	Amount	Weighted Average Interest Rate
2019	$(1.5)	—%
2020	(1.9)	—
2021	248.5	4.8
2022	448.8	3.2
2023	249.8	5.1
Thereafter (2)	1,181.1	3.8
Total	$2,124.8	3.9%

(1)	Includes amortization of debt discounts, debt issuance costs, net of scheduled principal payments, and all available extension options.

(2)	Includes $242.0 million outstanding on our unsecured credit facility.
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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. At March 31, 2019, we had a total of two designated hedges outstanding with a total notional value of $300.0 million to hedge a portion of anticipated future fixed rate debt issuances in 2019. At March 31, 2018, we had a total of five designated hedges outstanding with a notional value of $400.0 million to hedge a portion of future fixed rate debt issuances in 2018.
Non-Designated Hedges. Derivatives are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At March 31, 2019 and 2018, we did not have any non-designated hedges outstanding.
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at March 31, 2019 and December 31, 2018:

	Asset Derivatives				Liability Derivatives
	March 31, 2019 (1)		December 31, 2018		March 31, 2019 (1)		December 31, 2018
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$—	Other Assets	$—	Other Liabilities	$13.4	Other Liabilities	$7.4

(1)
Derivatives subject to master netting arrangements are presented on a gross basis in our consolidated balance sheet. There were no derivative contracts in a master netting arrangement as of March 31, 2019 or December 31, 2018.

The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the three months ended March 31, 2019 and 2018:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2019	2018		2019	2018
Interest Rate Swaps	$(5.9)	$3.6	Interest expense	$0.4	N/A
As of March 31, 2019, the amount we expect to be reclassified into earnings in the next 12 months as a decrease to interest expense is approximately $0.2 million.
Credit-Risk-Related Contingent Features. Derivative financial investments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company has agreements with derivative counterparties that contain provisions where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lenders due to the Company's default on the indebtedness. As of March 31, 2019, the fair value of derivatives in a net liability position, which excludes any adjustments for non-performance risk, related to these arrangements was approximately $13.4 million.
11. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include officers and employees of the Company or any of its subsidiaries, Trust Managers of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as set forth as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of March 31, 2019, there were approximately 7.6 million common shares available under the 2018 Share Plan, which would result in approximately 2.2 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for option and share awards charged against income was approximately $4.5 million for each of the three months ended March 31, 2019 and 2018. Total capitalized compensation costs for option and share awards was approximately $0.7 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

A summary of activity under our share incentive plans for the year ended March 31, 2019 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2018	390,681	$79.82
Granted	179,632	98.58
Vested	(234,971)	80.30
Forfeited	(9,341)	83.20
Total nonvested share awards outstanding at March 31, 2019	326,001	$89.71
Options. Stock options other than reload options have a contractual life of ten years and vest over periods up to five years. Expense for stock options is based on grant date fair value and recognized on a straight-line method over the vesting period. There were no options outstanding as of March 31, 2019 or December 31, 2018.
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
At March 31, 2019 and 2018, the weighted average fair value of share awards granted was $98.58 and $82.65, respectively. The total fair value of shares vested during the three months ended March 31, 2019 and 2018 was approximately $18.9 million and $22.4 million, respectively. At March 31, 2019, the unamortized value of previously issued unvested share awards was approximately $25.1 million which is expected to be amortized over the next three years.

Non-Qualified Deferred Compensation. Balances within temporary equity in our consolidated balance sheets related to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who were permitted to diversify their shares into other equity securities subject to a six-month holding period. In December 2018, the plan was amended and restated and effective January 1, 2019 participants in the plan were no longer able to diversify their common shares; accordingly, the fully vested share awards and the proportionate share of nonvested share awards previously eligible for diversification were reclassified on the effective date from temporary equity into additional paid-in capital in our consolidated balance sheet.
12. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Change in assets:
Other assets, net	$(2,280)	$2,236
Change in liabilities:
Accounts payable and accrued expenses	(6,730)	(9,836)
Accrued real estate taxes	(23,528)	(22,464)
Other liabilities	343	1,600
Other	819	700
Change in operating accounts and other	$(31,376)	$(27,764)

13. Commitments and Contingencies
Construction Contracts. As of March 31, 2019, we estimate the total additional cost to complete the five consolidated projects currently under construction to be approximately $364.0 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings or secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2019, we had approximately $0.8 million in earnest money deposits of which $0.4 million was non-refundable for potential acquisitions of land in our condensed consolidated balance sheets. Of this $0.8 million in earnest money, $0.3 million was related to the acquisition of land in Charlotte, North Carolina which was completed in April 2019.
Lease Commitments. At March 31, 2019, we had long-term leases primarily related to office facilities. Rental expense, per ASC 842 is inclusive of lease payments and variable lease expenses, totaled approximately $1.1 million for the three months ended March 31, 2019. Rental expense, per ASC 840, was approximately $1.0 million for the three months ended March 31, 2018. The following is a summary of maturities of lease liabilities as of March 31, 2019:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2019	$2.4
2020	3.4
2021	3.2
2022	2.8
2023	2.7
Thereafter	4.9
Less: discount for time value	(2.6)
Lease liability as of March 31, 2019	$16.8
Pursuant to ASC 840, the minimum annual rental commitments as of December 31, 2018 for the years ending December 31, 2019 through 2023 are approximately $2.9 million, $3.0 million, $3.1 million, $2.7 million and $2.6 million, respectively, and approximately $4.5 million in the aggregate thereafter.
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
We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2019 and 2018 as income tax expense. Income taxes for the three months ended March 31, 2019 primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2019.
15. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2019				December 31, 2018
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$138.0	$—	$—	$138.0	$144.7	$—	$—	$144.7
Other Liabilities
Derivative financial instruments - forward interest rate swaps (2)	$—	$13.4	$—	$13.4	$—	7.4	$—	$7.4

(1)
Approximately $19.0 million and $12.7 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. Approximately $40.3 million of participant restricted share units in the compensation plan were diversified into deferred compensation plan investments during the year ended December 31, 2018.

(2)
Derivative assets are included within other assets, net and derivative liabilities, which includes accrued interest, are included within other liabilities and accounts payable and accrued expenses, respectively, in our condensed consolidated balance sheets

Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We completed one asset acquisition of an operating property during the three months ended March 31, 2019. We recorded the real estate assets and identifiable net below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 7, "Acquisitions," for a further discussion about this acquisition.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2019 and December 31, 2018, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	March 31, 2019		December 31, 2018
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$1,783.2	$1,852.1	$2,222.0	$2,265.4
Floating rate notes payable (1)	341.6	341.1	99.6	99.4

(1)	Includes balance outstanding under our unsecured credit facility at March 31, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2018. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of March 31, 2019, we owned interests in, operated, or were developing 169 multifamily properties comprised of 57,517 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three months ended March 31, 2019 reflect an increase in same store revenues of 3.7% as compared to the same period in 2018. This increase was primarily due to higher average rental rates and higher occupancy, which we believe was primarily attributable to improving job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level homeownership rate. We believe the continued low level homeownership rate is mainly attributable to the cost of and difficulty in obtaining mortgage loans as well as the changing demographic trend of certain age-sectors having a higher propensity to rent, both of which promote apartment rentals. We also believe U.S. economic and employment growth is likely to continue during 2019 and the supply of new multifamily homes will remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Construction Activity
At March 31, 2019, we had five projects under construction to be comprised of 1,572 apartment homes, with initial occupancy currently scheduled to occur within the next 21 months. As of March 31, 2019, we estimate the total additional cost to complete the construction of these five projects is approximately $364.0 million.
Acquisitions
Operating properties. In May 2019, we acquired one operating property comprised of 326 apartment homes located in Austin, Texas for approximately $120.4 million. In February 2019, we acquired one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million.
Land. In April 2019, we acquired approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million for the future development of approximately 400 apartment homes.
Other
In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds. In March 2019, we amended and restated our $600 million unsecured credit facility extending the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six month periods, and increasing the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions.
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
As of March 31, 2019, we had approximately $6.1 million in cash and cash equivalents and $692.9 million available under our $945.0 million unsecured credit facilities. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under our 2017 ATM program. Additionally, as of March 31, 2019 and through the date of this filing, we did not have any debt reaching maturity for the remainder of 2019. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2019		December 31, 2018
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,749	25	8,749	25
Washington, D.C. Metro	6,862	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	2,929	10
Orlando, Florida	3,594	10	3,594	10
Austin, Texas	3,360	10	3,360	10
Charlotte, North Carolina	3,104	14	3,076	13
Raleigh, North Carolina	3,054	8	3,054	8
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,658	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Corpus Christi, Texas	902	3	902	3
Total Operating Properties	55,945	164	55,160	161
Properties Under Construction
Atlanta, Georgia	365	1	365	1
Orlando, Florida	360	1	360	1
Phoenix, Arizona	343	1	441	1
Houston, Texas	271	1	271	1
Denver, Colorado	233	1	233	1
Charlotte, North Carolina	—	—	28	1
Total Properties Under Construction	1,572	5	1,698	6
Total Properties	57,517	169	56,858	167
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,522	8	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,283	22	7,283	22
Total Properties Fully Consolidated	50,234	147	49,575	145

(1)	Refer to Note 8, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended March 31, 2019, stabilization was achieved at one consolidated operating property as follows:

Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Camden Shady Grove
Rockville, MD	457	1Q18	1Q19
Completed Construction in Lease-Up
At March 31, 2019, we had four consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 4/30/2019	Date of Construction Completion	Estimated Date of Stabilization
Camden Washingtonian
Gaithersburg, MD	365	$87.8	86%	4Q18	4Q19
Camden McGowen Station
Houston, TX	315	90.7	76%	4Q18	4Q19
Camden North End I
Phoenix, AZ	441	97.2	63%	1Q19	2Q20
Camden Grandview II
Charlotte, NC	28	22.0	36%	1Q19	3Q19
Total	1,149	$297.7

(1)	Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our condensed consolidated balance sheet at March 31, 2019 included approximately $308.0 million related to properties under development and land. Of this amount, approximately $213.0 million related to our projects currently under construction. In addition, we had approximately $95.0 million invested primarily in land held for future development related to projects we currently expect to begin constructing during the next two years.
Communities Under Construction. At March 31, 2019, we had five consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden RiNo
Denver, CO	233	$75.0	$46.5	$46.5	2Q20	4Q20
Camden Downtown I
Houston, TX	271	132.0	79.2	79.2	3Q20	1Q21
Camden Lake Eola
Orlando, FL	360	120.0	39.6	39.6	3Q20	3Q21
Camden Buckhead
Atlanta, GA	365	160.0	31.7	31.7	3Q21	2Q22
Camden North End II
Phoenix, AZ	343	90.0	16.0	16.0	4Q21	2Q22
Total	1,572	$577.0	$213.0	$213.0

Development Pipeline Communities. At March 31, 2019, we had the following consolidated multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Hillcrest
San Diego, CA	132	$90.0	$30.0
Camden Atlantic
Plantation, FL	269	90.0	17.1
Camden Arts District
Los Angeles, CA	354	150.0	22.1
Camden Paces III
Atlanta, GA	350	100.0	14.9
Camden Downtown II
Houston, TX	271	145.0	10.9
Total	1,376	$575.0	$95.0

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Average monthly property revenue per apartment home	$1,728	$1,659
Annualized total property expenses per apartment home	$7,577	$7,246
Weighted average number of operating apartment homes owned 100%	47,957	46,353
Weighted average occupancy of operating apartment homes owned 100%	95.7%	95.2%

Management considers property net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without allocation of corporate level property management overhead or general and administrative costs. We define NOI as property revenue less property operating and maintenance expenses less real estate taxes. NOI is further detailed in the Property-Level NOI table as seen below. NOI is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income to NOI for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$39,721	$40,525
Less: Fee and asset management income	(1,843)	(1,998)
Less: Interest and other income	(298)	(793)
Less: (Income) loss on deferred compensation plans	(10,356)	205
Plus: Property management expense	6,657	6,639
Plus: Fee and asset management expense	1,184	965
Plus: General and administrative expense	13,308	12,223
Plus: Interest expense	20,470	20,374
Plus: Depreciation and amortization expense	80,274	70,224
Plus: Expense (benefit) on deferred compensation plans	10,356	(205)
Less: Equity in income of joint ventures	(1,912)	(1,829)
Plus: Income tax expense	168	388
Net operating income	$157,729	$146,718

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2019 as compared to the same period in 2018:

($ in thousands)	Apartment Homes at	Three Months Ended March 31,		Change
	3/31/2019	2019	2018	$	%
Property revenues:
Same store communities	42,618	$212,156	$204,581	$7,575	3.7%
Non-same store communities	4,895	30,120	23,913	6,207	26.0
Development and lease-up communities	2,721	3,995	1	3,994	*
Dispositions/other	—	2,296	2,188	108	4.9
Total property revenues	50,234	$248,567	$230,683	$17,884	7.8%
Property expenses:
Same store communities	42,618	$77,474	$74,602	$2,872	3.8%
Non-same store communities	4,895	10,397	8,575	1,822	21.2
Development and lease-up communities	2,721	2,175	3	2,172	*
Dispositions/other	—	792	785	7	0.9
Total property expenses	50,234	$90,838	$83,965	$6,873	8.2%
Property NOI:
Same store communities	42,618	$134,682	$129,979	$4,703	3.6%
Non-same store communities	4,895	19,723	15,338	4,385	28.6
Development and lease-up communities	2,721	1,820	(2)	1,822	*
Dispositions/other	—	1,504	1,403	101	7.2
Total property NOI	50,234	$157,729	$146,718	$11,011	7.5%
*    Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized since January 1, 2018, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2018, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2018, excluding properties held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, and non-multifamily rental properties and expenses related to land holdings not under active development.

Same Store Analysis
Same store property NOI increased approximately $4.7 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was due to an increase of approximately $7.6 million in same store property revenues for the three months ended March 31, 2019, partially offset by an increase of approximately $2.9 million in same store property expenses for the three months ended March 31, 2019, as compared to the same period in 2018.
The $7.6 million increase in same store property revenues during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase of approximately $7.1 million in rental revenues, primarily from a 3.4% increase in average rental rates, an increase in occupancy, and an approximate $0.5 million increase in income from our bulk internet rebilling program during the three months ended March 31, 2019, as compared to the same period in 2018.
The $2.9 million increase in same store property expenses during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase of approximately $2.0 million in real estate taxes as a result of increased property valuations at a number of our communities, higher salary expense of approximately $0.9 million, and higher property insurance expense of approximately $0.5 million. The increase for the three months ended March 31, 2019 was partially offset by an approximate $0.5 million decrease in repair and maintenance costs as compared to the same period in 2018.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $6.2 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was due to an increase of approximately $10.2 million in revenues, partially offset by an increase of approximately $4.0 million in expenses, for the three months ended March 31, 2019, as compared to the same period in 2018. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of three operating properties during 2018 and one operating property during the three months ended March 31, 2019, one operating property reaching stabilization during 2018 and one operating property reaching stabilization during the three months ended March 31, 2019. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease-up of two properties during 2018 and two properties during the three months ended March 31, 2019.

The following table details the changes, described above, relating to non-same store and development and lease up NOI:

For the three months ended March 31, 2019 as compared to 2018
(in millions)
Property Revenues:
Revenues from acquisitions	$3.7
Revenues from non-same store stabilized properties	1.9
Revenues from development and lease-up properties	4.0
Other	0.6
$10.2
Property Expenses:
Expenses from acquisitions	$1.7
Expenses from non-same store stabilized properties	0.1
Expenses from development and lease-up properties	2.2
Other	—
$4.0
Property NOI:
NOI from acquisitions	$2.0
NOI from non-same store stabilized properties	1.8
NOI from development and lease-up properties	1.8
Other	0.6
$6.2
Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2019	2018	$	%
Fee and asset management	$1,843	$1,998	$(155)	(7.8)%
Interest and other income	298	793	(495)	(62.4)
Income (loss) on deferred compensation plans	10,356	(205)	10,561	*
Total non-property income	$12,497	$2,586	$9,911	383.3%
*    Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures, and our third-party construction projects decreased approximately $0.2 million for the three months ended March 31, 2019, as compared to the same period in 2018. The decrease was primarily due to a decrease in third-party construction activity partially offset by an increase in property revenues by the operating properties of the Funds, which resulted in higher property management fees and higher development fees earned for pre-development activity at one of our Funds during the three months ended March 31, 2019.
Interest and other income decreased approximately 0.5 million for the three months ended March 31, 2019, as compared to the same period in 2018. The decrease was primarily due to lower interest income earned on investments in cash and cash equivalents due to having lower average cash balances during the three months ended March 31, 2019 as compared to the same period in 2018.
Our deferred compensation plans recognized income of approximately $10.4 million and a loss of $0.2 million during the three months ended March 31, 2019 and 2018, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2019	2018	$	%
Property management	$6,657	$6,639	$18	0.3%
Fee and asset management	1,184	965	219	22.7
General and administrative	13,308	12,223	1,085	8.9
Interest	20,470	20,374	96	0.5
Depreciation and amortization	80,274	70,224	10,050	14.3
Expense (benefit) on deferred compensation plans	10,356	(205)	10,561	*
Total other expenses	$132,249	$110,220	$22,029	20.0%
*    Not a meaningful percentage.
Fee and asset management expense from property management, asset management, construction, and development activities of our joint ventures and our third-party projects increased approximately $0.2 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was primarily due to higher expenses incurred as a result of pre-development activity relating to one land holding held by one of the Funds, and higher salaries incurred in managing our joint ventures.
General and administrative expense increased approximately $1.1 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase for the three months ended March 31, 2019 was primarily related to higher salary and benefit costs and higher professional fees as compared to the same period in 2018. General and administrative expenses were 5.3% and 5.2% of total revenues, excluding income (loss) on deferred compensation plans, for the three months ended March 31, 2019 and 2018, respectively.
Interest expense increased approximately $0.1 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase for the three months ended March 31, 2019 was primarily due to the issuance of $400 million, 3.74% senior unsecured notes in October 2018 and the incurrence of a $100 million unsecured floating rate term loan in September 2018. The increase was also due to lower capitalized interest during the three months ended March 31, 2019 resulting from lower average balances in our development pipeline and an increase in interest expense recognized on our unsecured credit facility due to having higher balances outstanding during the three months ended March 31, 2019 as compared to the same period in 2018. These increases were partially offset by the repayment of $380 million of secured conventional mortgage notes in October 2018, and the repayment of approximately $439.3 million of secured conventional mortgage debt during the three months ended March 31, 2019.
Depreciation and amortization expense increased approximately $10.1 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was primarily due to the acquisition of an operating property in each of February and September 2018 and one operating property in February 2019. The increase was also due to the completion of units in our development pipeline, the completion of repositions, and the partial completion of redevelopments during 2019 and 2018.
Our deferred compensation plans incurred expenses of approximately $10.4 million and a benefit of $0.2 million during the three months ended March 31, 2019 and 2018, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended March 31,		Change
($ in thousands)	2019	2018	$	%
Equity in income of joint ventures	$1,912	$1,829	$83	4.5%
Income tax expense	$(168)	$(388)	$220	(56.7)%
Income tax expense decreased approximately $0.2 million during the three months ended March 31, 2019, as compared to the same period in 2018. The decrease for the three months ended March 31, 2019 was primarily due to lower taxable income due to lower third-party construction activities in a taxable REIT subsidiary and an approximate $0.1 million state income tax refund received during the three months ended March 31, 2019.

Funds from Operations ("FFO") and Adjusted FFO ("AFFO")
Management considers FFO and AFFO to be appropriate measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO in accordance with the 2018 NAREIT FFO White Paper as restated in December 2018 and effective January 1, 2019 which defines FFO as net income (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains (or losses) from the sale of certain real estate assets (depreciable real estate), impairments of certain real estate assets (depreciable real estate), gains (or losses) from change in control, and adjustments for unconsolidated joint ventures to reflect FFO on the same basis. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of depreciable real estate and depreciation, FFO can assist in the comparison of the operating performance of a company's real estate investments between periods or to different companies. The FFO definition as restated in 2018 allows companies an option to also exclude gains and losses on sales or impairment charges on real estate assets incidental to a company's main business. We did not elect this option, and as a result, the definition of FFO as restated did not have an impact on our calculation upon adoption on January 1, 2019.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Funds from operations
Net income attributable to common shareholders	$38,613	$39,395
Real estate depreciation and amortization	78,675	68,595
Adjustments for unconsolidated joint ventures	2,231	2,247
Income allocated to non-controlling interests	1,144	1,130
Funds from operations	$120,663	$111,367

Less: recurring capitalized expenditures	(9,655)	(9,999)
Adjusted funds from operations	$111,008	$101,368

Weighted average shares – basic	96,892	95,067
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	149	174
Common units	1,756	1,883
Weighted average shares – diluted	98,797	97,124

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.8 and 6.4 times for the three months ended March 31, 2019 and 2018, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, other expenses and income from discontinued operations, after adding back depreciation, amortization, and interest expense from both continuing and discontinued operations. Approximately 98.9% and 80.6% of our properties were unencumbered at March 31, 2019 and 2018, respectively. Our weighted average maturity of debt was approximately 5.6 years at March 31, 2019.
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

Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2019 and 2018:

Net cash from operating activities was approximately $92.7 million during the three months ended March 31, 2019 as compared to approximately $87.2 million for the same period in 2018. The increase was primarily due to growth attributable to our same store, non-same store, and development and lease-up communities. See further discussions of our 2019 operations as compared to 2018 in "Results of Operations."

Net cash used in investing activities during the three months ended March 31, 2019 totaled approximately $176.8 million as compared to $275.6 million during the same period in 2018. Cash outflows during the three months ended March 31, 2019 primarily related to the acquisition of one operating property located in Scottsdale, Arizona in February 2019 for approximately $94.9 million, cash outflows for property development and capital improvements of approximately $79.5 million, and increases in non-real estate assets of $2.5 million. Cash outflows during the three months ended March 31, 2018 primarily related to the acquisition of two operating properties located in Orlando and St. Petersburg, Florida for approximately $201.9 million, cash outflows for property development and capital improvements of approximately $71.8 million and increases in non-real estate assets of $2.3 million. The increase in property development and capital improvements for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to the timing and completion of five consolidated operating properties during 2018 and the three months ended March 31, 2019, and the completion of repositions and partial completion of redevelopments at several of our operating properties. The property development and capital improvements during the three months ended March 31, 2019 and 2018, included the following:

	Three Months Ended March 31,
(in millions)	2019	2018
Expenditures for new development, including land	$40.7	$40.8
Capital expenditures	14.3	11.6
Reposition expenditures	12.9	9.8
Capitalized interest, real estate taxes, and other capitalized indirect costs	5.6	6.4
Redevelopment expenditures	6.0	3.2
Total	$79.5	$71.8
Net cash from financing activities totaled approximately $52.3 million for the three months ended March 31, 2019 as compared to net cash used of approximately $73.0 million during the same period in 2018. Cash inflows during the three months ended March 31, 2019 primarily related to net proceeds of approximately $328.4 million from the issuance of approximately 3.4 million common shares through an underwritten equity offering completed in February 2019, as well as net proceeds from our unsecured credit facility of $242.0 million. These cash inflows during 2019 were partially offset by the repayment of approximately $439.3 million of secured conventional mortgage debt, as well as $75.0 million used for the distributions to common shareholders and non-controlling interest holders. Cash outflows for the three months ended March 31, 2018 primarily related to approximately $72.9 million to pay distributions to common shareholders and non-controlling interest holders.

Financial Flexibility

In March 2019, we amended and restated our $600 million unsecured credit facility extending the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six-month periods, and increasing the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2019, we had $242.0 million amounts outstanding on our credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $647.9 million available under our credit facility.
We also have a $45.0 million unsecured short-term borrowing facility which matures in May 2019. The interest rate is based on LIBOR plus 0.95%. At March 31, 2019, we had no balance outstanding, leaving $45.0 million available under this facility.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds, which we used to acquire one operating property in Scottsdale, Arizona, and repay amounts on our unsecured line of credit and certain secured conventional mortgage debt. At March 31, 2019, we had approximately 96.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. For the three months ended March 31, 2019, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.

We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody's, Fitch, and Standard and Poor's, which are currently A3 with stable outlook, A- with stable outlook, and A- with stable outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. As of March 31, 2019 and through the date of this filing, we did not have any debt maturing during the remainder of 2019. See Note 9, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
We currently estimate the additional cost to complete the construction of five consolidated projects to be approximately $364.0 million. Of this amount, we expect to incur costs between approximately $165 million and $185 million during the remainder of 2019 and to incur the remaining costs during 2020 through 2021. Additionally, during the remainder of 2019, we expect to incur costs between approximately $50 million and $60 million related to the start of new development activities, $46 million and $50 million of repositions and revenue enhancing expenditures, approximately $22 million to $26 million of additional redevelopment expenditures and approximately $58 million to $62 million of additional recurring capital expenditures during the remainder of 2019.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In February 2019, our Board of Trust Managers declared a quarterly dividend of $0.80 per common share to our common shareholders of record as of March 29, 2019. The quarterly dividend was subsequently paid on April 17, 2019, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2019, our annualized dividend rate would be $3.20 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At March 31, 2019, our unconsolidated joint ventures had outstanding debt of approximately $510.5 million, of which our proportionate share was approximately $159.8 million. As of March 31, 2019, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.
Inflation
Substantially all of our apartment leases are for a term generally ranging from twelve to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued or adopted during the three months ended March 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2018.

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
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our equity securities for the three months ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

10.1
Underwriting Agreement, dated February 19, 2019, between Camden Property Trust, on one hand, and Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on the other hand (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on February 22, 2019 (File No. 1-12110))

10.2
Third Amended and Restated Credit Agreement dated as of March 8, 2019 among Camden Property Trust, as the Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., U.S. Bank National Association, and PNC Bank National Association, as Syndication Agents, The Bank of Nova Scotia, Branch Banking and Trust Company, Deutsche Bank Securities Inc., Regions Bank, SunTrust Bank, and Wells Fargo Bank, National Association, as Documentation Agents, TD Bank N.A., as Managing Agent, and the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank N.A., U.S. Bank National Association, and PNC Capital Markets LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Chase Bank N.A., as Joint Bookrunners (incorporated by reference to Exhibit 99.1 to the Company's current Report on Form 8-K filed on March 8, 2019 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 3, 2019

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 3, 2019

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	May 3, 2019
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer