Form 10-Q
period 2019-06-30
CAMDEN PROPERTY TRUST
filed 2019-07-26
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________ to _______________
Commission file number: 1-12110

CAMDEN PROPERTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

TX			76-6088377
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11 Greenway Plaza, Suite 2400	Houston,	TX	77046
(Address of principal executive offices)			(Zip Code)
(713) 354-2500
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest, $.01 par value	CPT	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 19, 2019, 96,826,933 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

		Page
PART I	FINANCIAL INFORMATION	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2019 and December 31, 2018	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2019 and 2018	2

	Condensed Consolidated Statements of Equity (Unaudited) for the Three and Six Months Ended June 30, 2019 and 2018	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2019 and 2018	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4	Controls and Procedures	36

PART II	OTHER INFORMATION	36

Item 1	Legal Proceedings	36

Item 1A	Risk Factors	36

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3	Defaults Upon Senior Securities	37

Item 4	Mine Safety Disclosures	37

Item 5	Other Information	37

Item 6	Exhibits	38

SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.INS - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2019	December 31, 2018
Assets
Real estate assets, at cost
Land	$1,158,342	$1,098,526
Buildings and improvements	7,192,644	6,935,971
	$8,350,986	$8,034,497
Accumulated depreciation	(2,558,690)	(2,403,149)
Net operating real estate assets	$5,792,296	$5,631,348
Properties under development, including land	397,418	293,978
Investments in joint ventures	21,313	22,283
Total real estate assets	$6,211,027	$5,947,609
Accounts receivable – affiliates	22,297	22,920
Other assets, net	233,335	205,454
Cash and cash equivalents	149,551	34,378
Restricted cash	5,392	9,225
Total assets	$6,621,602	$6,219,586
Liabilities and equity
Liabilities
Notes payable
Unsecured	$2,431,336	$1,836,427
Secured	45,467	485,176
Accounts payable and accrued expenses	128,371	146,866
Accrued real estate taxes	59,525	54,358
Distributions payable	80,767	74,982
Other liabilities	187,368	183,999
Total liabilities	$2,932,834	$2,781,808
Commitments and contingencies (Note 13)
Non-qualified deferred compensation share awards	—	52,674
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 108,881 and 105,503 issued; 106,466 and 103,080 outstanding at June 30, 2019 and December 31, 2018, respectively	1,065	1,031
Additional paid-in capital	4,533,667	4,154,763
Distributions in excess of net income attributable to common shareholders	(563,834)	(495,496)
Treasury shares, at cost (9,638 and 9,841 common shares at June 30, 2019 and December 31, 2018, respectively)	(348,480)	(355,804)
Accumulated other comprehensive (loss) income	(6,795)	6,929
Total common equity	$3,615,623	$3,311,423
Non-controlling interests	73,145	73,681
Total equity	$3,688,768	$3,385,104
Total liabilities and equity	$6,621,602	$6,219,586
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Property revenues	$255,761	$237,133	$504,328	$467,816
Property expenses
Property operating and maintenance	$58,147	$54,735	$115,095	$108,651
Real estate taxes	33,080	30,326	66,970	60,375
Total property expenses	$91,227	$85,061	$182,065	$169,026
Non-property income
Fee and asset management	$1,867	$1,826	$3,710	$3,824
Interest and other income	331	491	629	1,284
Income on deferred compensation plans	3,856	435	14,212	230
Total non-property income	$6,054	$2,752	$18,551	$5,338
Other expenses
Property management	$6,093	$6,473	$12,750	$13,112
Fee and asset management	1,522	1,088	2,706	2,053
General and administrative	13,261	12,272	26,569	24,495
Interest	19,349	20,607	39,819	40,981
Depreciation and amortization	84,646	75,569	164,920	145,793
Expense on deferred compensation plans	3,856	435	14,212	230
Total other expenses	$128,727	$116,444	$260,976	$226,664
Equity in income of joint ventures	1,909	1,872	3,821	3,701
Income from continuing operations before income taxes	$43,770	$40,252	$83,659	$81,165
Income tax expense	(228)	(380)	(396)	(768)
Net income	$43,542	$39,872	$83,263	$80,397
Less income allocated to non-controlling interests from continuing operations	(1,143)	(1,201)	(2,251)	(2,331)
Net income attributable to common shareholders	$42,399	$38,671	$81,012	$78,066

Earnings per share – basic	$0.43	$0.40	$0.83	$0.81
Earnings per share – diluted	$0.43	$0.40	$0.82	$0.81
Weighted average number of common shares outstanding – basic	98,903	95,243	97,903	95,155
Weighted average number of common shares outstanding – diluted	98,997	95,337	98,024	95,289
Condensed Consolidated Statements of Comprehensive Income
Net income	$43,542	$39,872	$83,263	$80,397
Other comprehensive income
Unrealized (loss) gain on cash flow hedging activities	(7,060)	5,181	(12,998)	8,782
Reclassification of net loss (gain) on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	(351)	34	(726)	69
Comprehensive income	$36,131	$45,087	$69,539	$89,248
Less income allocated to non-controlling interests from continuing operations	(1,143)	(1,201)	(2,251)	(2,331)
Comprehensive income attributable to common shareholders	$34,988	$43,886	$67,288	$86,917
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the six months ended June 30, 2019

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
Net income			81,012			2,251	83,263
Other comprehensive loss					(13,724)		(13,724)
Common shares issued	34	328,340					328,374
Net share awards		5,940		6,730			12,670
Employee share purchase plan		1,156		594			1,750
Change in classification of deferred compensation plan (See Note 11)		43,311	9,363				52,674
Conversion of operating partnership units		115				(115)	—
Cash distributions declared to equity holders ($1.60 per common share)			(158,713)			(2,808)	(161,521)
Other	—	42				136	178
Equity, June 30, 2019	$1,065	$4,533,667	$(563,834)	$(348,480)	$(6,795)	$73,145	$3,688,768

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended June 30, 2019

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, March 31, 2019	$1,064	$4,527,659	$(526,856)	$(349,655)	$616	$73,492	$3,726,320
Net income			42,399			1,143	43,542
Other comprehensive loss					(7,411)		(7,411)
Net share awards		4,807		580			5,387
Employee share purchase plan		1,082		595			1,677
Conversion of operating partnership units		115				(115)	—
Cash distributions declared to equity holders ($0.80 per common share)			(79,377)			(1,403)	(80,780)
Other	1	4				28	33
Equity, June 30, 2019	$1,065	$4,533,667	$(563,834)	$(348,480)	$(6,795)	$73,145	$3,688,768

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the six months ended June 30, 2018

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
Net income			78,066			2,331	80,397
Other comprehensive income					8,851		8,851
Net share awards		4,899		8,302			13,201
Employee share purchase plan		392		265			657
Common share options exercised		41					41
Change in classification of deferred compensation plan		(10,635)					(10,635)
Change in redemption value of non-qualified share awards			976				976
Diversification of share awards within deferred compensation plan		637	314				951
Conversion of operating partnership units		78				(78)	—
Common shares repurchased				(253)			(253)
Cash distributions declared to equity holders ($1.54 per common share)			(147,228)			(2,898)	(150,126)
Other	(1)	(169)					(170)
Equity, June 30, 2018	$1,027	$4,132,404	$(436,575)	$(355,752)	$8,794	$78,706	$3,428,604
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended June 30, 2018

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, March 31, 2018	$1,026	$4,132,056	$(396,596)	$(356,687)	$3,579	$79,031	$3,462,409
Net income			38,671			1,201	39,872
Other comprehensive income					5,215		5,215
Net share awards		4,854		670			5,524
Employee share purchase plan		318		265			583
Change in classification of deferred compensation plan		(5,385)					(5,385)
Change in redemption value of non-qualified share awards			(5,330)				(5,330)
Diversification of share awards within deferred compensation plan		637	314				951
Conversion of operating partnership units		78				(78)	—
Cash distributions declared to equity holders ($0.77 per common share)			(73,634)			(1,448)	(75,082)
Other	1	(154)					(153)
Equity, June 30, 2018	$1,027	$4,132,404	$(436,575)	$(355,752)	$8,794	$78,706	$3,428,604
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$83,263	$80,397
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	164,920	145,793
Distributions of income from joint ventures	3,802	3,659
Equity in income of joint ventures	(3,821)	(3,701)
Share-based compensation	8,535	8,206
Settlement of forward interest rate swaps	(20,430)	—
Net change in operating accounts and other	(17,598)	(3,071)
Net cash from operating activities	$218,671	$231,283
Cash flows from investing activities
Development and capital improvements, including land	$(206,724)	$(177,546)
Acquisition of operating properties	(214,233)	(201,899)
Increase in non-real estate assets	(9,655)	(8,591)
Other	505	798
Net cash from investing activities	$(430,107)	$(387,238)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$1,167,000	$—
Repayments on unsecured credit facility and other short-term borrowings	(1,167,000)	—
Repayment of notes payable	(439,852)	(713)
Proceeds from notes payable	593,409	—
Distributions to common shareholders and non-controlling interests	(155,723)	(147,959)
Proceeds from issuance of common shares	328,374	—
Payment of deferred financing costs	(5,342)	(483)
Other	1,910	957
Net cash from financing activities	$322,776	$(148,198)
Net increase (decrease) in cash, cash equivalents, and restricted cash	111,340	(304,153)
Cash, cash equivalents, and restricted cash, beginning of year	43,603	377,805
Cash, cash equivalents, and restricted cash, end of period	$154,943	$73,652
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$149,551	$64,071
Restricted cash	5,392	9,581
Total cash, cash equivalents, and restricted cash, end of period	$154,943	$73,652
Supplemental information
Cash paid for interest, net of interest capitalized	$41,573	$41,009
Cash paid for income taxes	1,197	1,875
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$80,767	$75,071
Value of shares issued under benefit plans, net of cancellations	18,554	17,988
Accrual associated with construction and capital expenditures	33,280	25,726
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	16,249	—
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2019, we owned interests in, operated, or were developing 171 multifamily properties comprised of 58,077 apartment homes across the United States. Of the 171 properties, six properties were under construction as of June 30, 2019, and will consist of a total of 1,806 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of June 30, 2019, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of June 30, 2019, we held approximately 92% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2018 Annual Report on Form 10-K. Certain amounts have been presented separately within financing activities in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2018 to conform to the current year presentation. These changes in presentation had no impact in our condensed consolidated cash flows from financing activities. Additionally, we adopted Accounting Standards Update ("ASU") 2016-02, "Leases" on January 1, 2019. ASU 2016-02 requires us based on our election of a practical expedient, to combine lessor lease and non-lease components as a single component under certain conditions. For the three and six months ended June 30, 2018, we combined other property revenues with rental revenues to conform to the current year presentation.
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
We recognized amortization expense related to in-place leases of approximately $3.6 million for each of the three months ended June 30, 2019 and 2018 and approximately $5.5 million for each of the six months ended June 30, 2019 and 2018. We recognized amortization expense related to net below market leases of approximately $0.1 million for each of the three months ended June 30, 2019 and 2018 and approximately $0.1 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. During the three and six months ended June 30, 2019, the weighted average amortization periods for in-place and net below market leases were approximately six months and five months, respectively. During the three and six months ended June 30, 2018, the weighted average amortization periods for in-place and net below market leases were approximately seven months and five months, respectively.

Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists, the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three or six months ended June 30, 2019 or 2018.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt. Capitalized interest was approximately $3.2 million and $3.7 million for the three months ended June 30, 2019 and 2018, respectively, and was approximately $5.9 million and $7.4 million for the six months ended June 30, 2019 and 2018, respectively. Capitalized real estate taxes were approximately $0.7 million for each of the three months ended June 30, 2019 and 2018 and were approximately $2.0 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.
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
Financial Instrument Fair Value Disclosures. As of June 30, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan made to an unaffiliated third party. This note receivable matures on October 1, 2025. At both June 30, 2019 and December 31, 2018, the outstanding note receivable principal balance was approximately $9.3 million. The weighted average interest rate was approximately 7.0% and 4.0% for the six months ended June 30, 2019 and 2018, respectively. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest and do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible.
Recent Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement which is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. This standard may be applied using the prospective transition method which is applicable to service contracts entered, renewed, or materially modified after the effective date or the retrospective transition method which allows us to recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, as of the adoption date. We anticipate adopting ASU 2018-15 as of January 1, 2020, using the prospective transition method and we do not expect our adoption to have a material impact on our consolidated financial statements.
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

We earn income from the leasing of our owned real estate properties which is considered our only lessor underlying asset class. Substantially all of our real estate lessor commitments will continue to be accounted for as operating leases and the new leasing standard did not have a material impact on our property revenues. As a lessee, we enter into lease contracts to facilitate the operations and needs of our business and our operating leases primarily consist of our office facility leases which are considered our only lessee underlying asset class. Our lessee operating lease commitments are subject to this standard and recognized as operating lease liabilities and right-of-use assets upon adoption. See Note 3, "Revenues," as it relates to our lessor leases and Note 4, "Leases" as it relates to our lessee leases for additional disclosures required by ASC 842.
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
As of June 30, 2019, our average residential lease term was between twelve months to fifteen months with all other commercial leases averaging longer lease terms. We anticipate property revenue from our existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2019	$418.8
2020	238.0
2021	6.2
2022	4.7
2023	4.1
Thereafter	31.5
Total	$703.3

Fee and Asset Management Income. We receive property management, asset management, and development and construction fees from our joint ventures for managing the ventures and managing the activities, development, and construction of their operating communities. While the individual activities related to these fees may vary, the services provided are substantially similar, have the same pattern of transfer, and are considered to be individual performance obligations composed of a series of distinct services, recognized monthly as earned.
We also earn construction fees for construction management and general contracting services we provide to third-party owners of multifamily and commercial properties. These fees are recognized as we satisfy our single performance obligation over time based on a percentage-of-completion of cost basis which we believe is an accurate depiction of the transfer of control to our customers. For these contracts, significant judgment is used to estimate the cost plus margin for the project fee and our profitability on those contracts is dependent on the ability to accurately predict such factors.
Contract Balances. We record third-party construction receivables for amounts where we have unconditional rights to payments earned but not received and liabilities for amounts received but not earned. For the three and six months ended June 30, 2019 and 2018, these contract receivables and liability balances were immaterial.
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
As of June 30, 2019, we had no significant leases executed but not yet commenced and did not record any impairment charges related to our ROU assets. See Note 13, "Commitments and Contingencies," for maturities of lease liabilities. The following is a summary of our operating lease related information:

($ in millions)		As of
Balance sheet	Classification	June 30, 2019
Right-of-use assets, net	Other assets, net	$11.6
Operating lease liabilities	Other liabilities	$16.2

($ in millions)
Statement of income and comprehensive income	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$0.7	$1.5
Variable lease expense	General and administrative expenses and property management expenses	$0.4	$0.7
Statement of cash flows
Cash flows from operating leases	Net cash from operating activities	$0.8	$1.6
Supplemental lease information
Weighted average remaining lease term (years)			5.8
Weighted average discount rate - operating leases (1)			4.9%

(1)
We use a secured incremental borrowing rate, as defined by ASC 842 based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.

5. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 2.0 million for each of the three and six months ended June 30, 2019 and approximately 2.2 million for each of the three and six months ended June 30, 2018. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$42,399	$38,671	$81,012	$78,066
Amount allocated to participating securities	(117)	(282)	(186)	(547)
Net income attributable to common shareholders – basic	$42,282	$38,389	$80,826	$77,519

Total earnings per common share – basic	$0.43	$0.40	$0.83	$0.81

Weighted average number of common shares outstanding – basic	98,903	95,243	97,903	95,155

Earnings per common share calculation – diluted
Net income attributable to common shareholders – diluted	$42,282	$38,389	$80,826	$77,519

Total earnings per common share – diluted	$0.43	$0.40	$0.82	$0.81

Weighted average number of common shares outstanding – basic	98,903	95,243	97,903	95,155
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	94	94	121	134
Weighted average number of common shares outstanding – diluted	98,997	95,337	98,024	95,289

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
For the three and six months ended June 30, 2019, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the six months ended June 30, 2019. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2019, we had approximately 96.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding. In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds, which we used to acquire one operating property in Scottsdale, Arizona, and repay amounts on our unsecured line of credit and certain secured conventional mortgage debt.

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
Acquisition of Land. In May 2019, we acquired approximately 11.6 acres of land in Tempe, Arizona for approximately $18.0 million for the future development of approximately 400 apartment homes. In April 2019, we acquired approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million for the future development of approximately 400 apartment homes. In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the development of a community with 360 wholly-owned apartment homes which commenced construction during the quarter ended June 30, 2018.
8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). As of June 30, 2019, we had an ownership interest of 31.3% in two discretionary investment funds. In March 2015, we completed the formation of the third fund with an unaffiliated third party for additional multifamily investments of up to $450 million. In June 2019, we amended the third fund's agreement, among other things, to reduce the investments from $450 million to approximately $360 million and increase our ownership interest from 20% to 40%. This third fund did not own any properties as of June 30, 2019 or 2018. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	June 30, 2019	December 31, 2018
Total assets	$687.8	$695.2
Total third-party debt	510.9	510.7
Total equity	155.2	158.4

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Total revenues	$32.8	$31.7	$65.2	$62.8
Net income	3.9	3.9	7.8	7.6
Equity in income (1)	1.9	1.9	3.8	3.7

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

The Funds have been funded in part with secured third-party debt and, as of June 30, 2019, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.5 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $3.0 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively.

9. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2019	December 31, 2018
Commercial banks
3.43% Term Loan, due 2022	$99.6	$99.6

Senior unsecured notes
4.78% Notes, due 2021	$249.3	$249.1
3.15% Notes, due 2022	347.6	347.3
5.07% Notes, due 2023	248.2	248.0
4.36% Notes, due 2024	248.8	248.7
3.68% Notes, due 2024	247.8	247.6
3.74% Notes, due 2028	396.6	396.1
3.67% Notes, due 2029	593.4	—
	$2,331.7	$1,736.8

Total unsecured notes payable	$2,431.3	$1,836.4

Secured notes
4.38% Conventional Mortgage Loan, due 2045	$45.5	$45.9
5.19% Conventional Mortgage Notes, due 2019	—	419.9
5.33% Conventional Mortgage Loan, due 2019	—	19.4
Total secured notes payable	$45.5	$485.2

Total notes payable (1)	$2,476.8	$2,321.6

(1)
Unamortized debt discounts and debt issuance costs of $18.8 million and $13.9 million are included in senior unsecured and secured notes payable as of June 30, 2019 and December 31, 2018, respectively.

In March 2019, we amended and restated our $600 million unsecured credit facility to, among other things, extend the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six month periods, and increase the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2019, we did not have any amounts outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $889.9 million available under our credit facility.
In June 2019, we issued $600.0 million aggregate principal amount of 3.150% senior unsecured notes due July 1, 2029 (the "2029 Notes") under our existing shelf registration statement. The 2029 Notes were offered to the public at 99.751% of their face amount with a stated rate of 3.150% and a yield to maturity of 3.179%. In anticipation of the offering of the 2029 Notes, we initiated forward interest rate swap agreements with an aggregate notional amount of $300.0 million. After giving effect to the settlement of the swap agreements, which will be recognized over the first seven years of the 2029 Notes as discussed below in Note 10, "Derivative Financial Instruments and Hedging Activities," and deducting the underwriting discounts and other estimated expenses of the offering, the effective annual interest rate on the 2029 Notes is approximately 3.84% through June 2026, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%. We received net proceeds of approximately $593.4 million, net of underwriting discounts and other estimated offering expenses. Interest on the 2029 Notes is payable semi-annually on January 1 and July 1, beginning January 1, 2020. We may redeem the 2029 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-

whole provision. If, however, we redeem the 2029 Notes 90 days or fewer prior to the maturity date, the redemption price will equal 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2029 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from the offering of the 2029 Notes to repay outstanding balances on our unsecured line of credit and we intend to use the remainder for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures and working capital.
In the first quarter of 2019, we repaid approximately $439.3 million of secured conventional mortgage debt utilizing our unsecured credit facility and proceeds from our equity offering completed in February 2019.
We had outstanding floating rate debt of approximately $99.6 million and $175.0 million at June 30, 2019 and 2018, respectively. The weighted average interest rate on such debt was approximately 3.4% and 2.6% for the six months ended June 30, 2019 and 2018, respectively.
Our indebtedness had a weighted average maturity of approximately 6.5 years at June 30, 2019. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2019:

(in millions) (1)	Amount	Weighted Average Interest Rate (2)
2019	$(1.3)	—%
2020	(2.5)	—
2021	247.9	4.8
2022	448.2	3.2
2023	249.2	5.1
Thereafter	1,535.3	3.9
Total	$2,476.8	4.0%

(1)	Includes amortization of debt discounts, debt issuance costs, net of scheduled principal payments, and all available extension options.

(2)	Includes the effects of the applicable settled forward interest rate swaps.
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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. In connection with the 2029 Notes issued in June 2019, we settled all of the remaining outstanding forward interest rate swaps with a total notional value of $300 million resulting in a net cash payment of approximately $20.4 million. Amounts in other comprehensive income associated with the settled forward interest rate swaps will be reclassified to interest expense over the first seven years of the 2029 Notes. At June 30, 2019, we had no designated hedges outstanding. At June 30, 2018, we had a total of five designated hedges outstanding with a notional value of $400.0 million to hedge a portion of future fixed rate debt issuances in 2018.
Non-Designated Hedges. Derivatives are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At June 30, 2019 and 2018, we did not have any non-designated hedges outstanding.
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at June 30, 2019 and December 31, 2018:

	Asset Derivatives				Liability Derivatives
	June 30, 2019 (1)		December 31, 2018		June 30, 2019 (1)		December 31, 2018
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$—	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$7.4

(1)
Derivatives subject to master netting arrangements are presented on a gross basis in our consolidated balance sheet. There were no derivative contracts in a master netting arrangement as of June 30, 2019 or December 31, 2018.

The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the three months ended June 30, 2019 and 2018:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2019	2018		2019	2018
Interest Rate Swaps	$(7.1)	$5.2	Interest expense	$0.4	N/A
The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the six months ended June 30, 2019 and 2018:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2019	2018		2019	2018
Interest Rate Swaps	$(13.0)	$8.8	Interest expense	$0.8	N/A

As of June 30, 2019, the amount we expect to be reclassified into earnings in the next 12 months as an increase to interest expense is approximately $1.3 million.
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
11. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of June 30, 2019, there were approximately 7.5 million common shares available under the 2018 Share Plan, which would result in approximately 2.2 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for option and share awards charged against income was approximately $4.7 million and $4.3 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $9.3 million and $8.8 million for the six months ended June 30, 2019 and 2018, respectively. Total capitalized compensation costs for option and share awards was approximately $0.9 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $1.8 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.
A summary of activity under our share incentive plans for the six months ended June 30, 2019 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2018	390,681	$79.82
Granted	197,372	98.71
Vested	(254,854)	81.40
Forfeited	(11,002)	84.29
Total nonvested share awards outstanding at June 30, 2019	322,197	$89.99

Options. Stock options have a contractual life of ten years and vest over periods up to five years. Expense for stock options is based on grant date fair value and recognized on a straight-line method over the vesting period. There were no options outstanding as of June 30, 2019 or December 31, 2018.
Share Awards and Vesting. Share awards for employees vest over periods up to five years and are valued at the market value of the shares on the grant date. In the event the holder of the share awards attains at least age 65, and with respect to employees, also attain at least ten or more years of service ("Retirement Eligibility") before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's Retirement Eligibility date.
At June 30, 2019 and 2018, the weighted average fair value of share awards granted was $98.71 and $82.73, respectively. The total fair value of shares vested during the six months ended June 30, 2019 and 2018 was approximately $20.7 million and $23.9 million, respectively. At June 30, 2019, the unamortized value of previously issued unvested share awards was approximately $21.3 million which is expected to be amortized over the next three years.

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
12. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Change in assets:
Other assets, net	$(8,009)	$2,280
Change in liabilities:
Accounts payable and accrued expenses	(17,234)	(10,409)
Accrued real estate taxes	4,103	922
Other liabilities	1,959	2,733
Other	1,583	1,403
Change in operating accounts and other	$(17,598)	$(3,071)

13. Commitments and Contingencies
Construction Contracts. As of June 30, 2019, we estimate the total additional cost to complete the five consolidated projects currently under construction to be approximately $310.9 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings or secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2019, we did not have any earnest money deposits for potential acquisitions of real property in our condensed consolidated balance sheets.
Lease Commitments. At June 30, 2019, we had long-term leases primarily related to office facilities. Rental expense, pursuant to the new lease standard, is inclusive of lease payments and variable lease expenses, and totaled approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2019, respectively. The following is a summary of maturities of lease liabilities as of June 30, 2019:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2019	$2.2
2020	3.4
2021	3.2
2022	2.9
2023	2.7
Thereafter	5.0
Less: discount for time value	(3.2)
Lease liability as of June 30, 2019	$16.2

For the three and six months ended June 30, 2018, we recognized rental expense of approximately $1.0 million and $2.0 million, respectively. Minimum annual rental commitments as of December 31, 2018 for the years ending December 31, 2019 through 2023 are approximately $2.9 million, $3.0 million, $3.1 million, $2.7 million and $2.6 million, respectively, and approximately $4.5 million in the aggregate thereafter.
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
We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2019 and 2018 as income tax expense. Income taxes for the six months ended June 30, 2019 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2019.
15. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2019				December 31, 2018
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$142.3	$—	$—	$142.3	$144.7	$—	$—	$144.7
Other Liabilities
Derivative financial instruments - forward interest rate swaps	$—	$—	$—	$—	$—	$7.4	$—	$7.4

(1)
Approximately $19.0 million and $12.7 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We completed two asset acquisitions of operating properties during the six months ended June 30, 2019. We recorded the real estate assets and identifiable net below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 7, "Acquisitions," for a further discussion about this acquisition.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2019 and December 31, 2018, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	June 30, 2019		December 31, 2018
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,377.2	$2,507.5	$2,222.0	$2,265.4
Floating rate notes payable	99.6	100.0	99.6	99.4

16. Subsequent Event
On July 24, 2019, our Board of Trust Managers appointed D. Keith Oden from President to Executive Vice Chairman of the Board, and H. Malcolm Stewart from Chief Operating Officer to President and Chief Operating Officer. Also on July 24, 2019, our Board of Trust Managers approved the Fourth Amended and Restated Bylaws of the Company to reflect the addition of the position of Executive Vice Chairman of the Board as an officer of the Company.

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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of June 30, 2019, we owned interests in, operated, or were developing 171 multifamily properties comprised of 58,077 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for the three and six months ended June 30, 2019 reflect an increase in same store revenues of 3.4% and 3.5%, respectively, as compared to the same periods in 2018. These increases were primarily due to higher average rental rates and higher occupancy, which we believe was primarily attributable to job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level homeownership rate. We believe the continued low level homeownership rate is mainly attributable to the cost of obtaining mortgage loans as well as the changing trend of certain age-sectors having a higher propensity to rent, all of which promote apartment rentals. We also believe U.S. economic and employment growth is likely to continue during 2019 and the supply of new multifamily homes will remain at manageable levels. If economic conditions were to worsen or any of these factors were to adversely change, our operating results could be adversely affected.
Construction Activity
At June 30, 2019, we had a total of six projects under construction to be comprised of 1,806 apartment homes, including one development project to be comprised of 234 apartment homes owned by one of the discretionary investment funds (the "Funds") in which we current have a 31.3% ownership interest, with initial occupancy currently scheduled to occur within the next 18 months. Excluding the project owned by one of the Funds, we estimate the total additional cost to complete the construction of the five consolidated projects is approximately $310.9 million.
Acquisitions
Operating properties. In May 2019, we acquired one operating property comprised of 326 apartment homes located in Austin, Texas for approximately $120.4 million. In February 2019, we acquired one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million.
Land. In May 2019, we acquired approximately 11.6 acres of land in Tempe, Arizona for approximately $18.0 million for the future development of approximately 400 apartment homes. In April 2019, we acquired approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million for the future development of approximately 400 apartment homes.
Other
In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds. In March 2019, we amended and restated our $600 million unsecured credit facility to, among other things, extend the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six month periods, and increase the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. In the first quarter of 2019, we also repaid approximately $439.3 million of secured conventional mortgage debt. In June 2019, we issued $600 million of senior unsecured notes due July 1, 2029 under our existing shelf registration statement.
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
As of June 30, 2019, we had approximately $149.6 million in cash and cash equivalents and $889.9 million available under our $900.0 million unsecured credit facilities. As of June 30, 2019 and through the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under our 2017 ATM program, and did not have any debt reaching maturity during the remainder of 2019 through 2020. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2019		December 31, 2018
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,749	25	8,749	25
Washington, D.C. Metro	6,862	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	2,929	10
Austin, Texas	3,686	11	3,360	10
Orlando, Florida	3,594	10	3,594	10
Charlotte, North Carolina	3,104	14	3,076	13
Raleigh, North Carolina	3,054	8	3,054	8
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,658	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Corpus Christi, Texas	902	3	902	3
Total Operating Properties	56,271	165	55,160	161
Properties Under Construction
Houston, Texas	505	2	271	1
Atlanta, Georgia	365	1	365	1
Orlando, Florida	360	1	360	1
Phoenix, Arizona	343	1	441	1
Denver, Colorado	233	1	233	1
Charlotte, North Carolina	—	—	28	1
Total Properties Under Construction	1,806	6	1,698	6
Total Properties	58,077	171	56,858	167
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,756	9	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,517	23	7,283	22
Total Properties Fully Consolidated	50,560	148	49,575	145

(1)	Refer to Note 8, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended June 30, 2019 stabilization was achieved at one consolidated operating property as follows:

Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Camden Washingtonian
Gaithersburg, MD	365	4Q18	2Q19
Completed Construction in Lease-Up
At June 30, 2019, we had three consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 7/24/2019	Date of Construction Completion	Estimated Date of Stabilization
Camden McGowen Station
Houston, TX	315	$90.9	83%	4Q18	4Q19
Camden North End I
Phoenix, AZ	441	98.2	70%	1Q19	2Q20
Camden Grandview II
Charlotte, NC	28	22.4	46%	1Q19	4Q19
Total	784	$211.5

(1)	Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our condensed consolidated balance sheet at June 30, 2019 included approximately $397.4 million related to properties under development and land. Of this amount, approximately $266.1 million related to our projects currently under construction. In addition, we had approximately $131.3 million invested primarily in land held for future development related to projects we currently expect to begin construction.
Communities Under Construction. At June 30, 2019, we had five consolidated properties and one unconsolidated property held by one of the funds, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden RiNo
Denver, CO	233	$75.0	$52.6	$52.6	2Q20	4Q20
Camden Downtown I
Houston, TX	271	132.0	99.5	99.5	3Q20	1Q21
Camden Lake Eola
Orlando, FL	360	120.0	52.5	52.5	3Q20	3Q21
Camden Buckhead
Atlanta, GA	365	160.0	38.6	38.6	3Q21	2Q22
Camden North End II
Phoenix, AZ	343	90.0	22.9	22.9	4Q21	2Q22
Total	1,572	$577.0	$266.1	$266.1

Unconsolidated Community Under Construction
Camden Cypress Creek II (1)
Cypress, TX	234	$38.0	$2.4	$2.4	1Q21	3Q21

(1)	Property owned through an unconsolidated joint venture in which we own a 31.3% interest.

Development Pipeline Communities. At June 30, 2019, we had the following consolidated multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Hillcrest
San Diego, CA	132	$90.0	$31.3
Camden Atlantic
Plantation, FL	269	90.0	17.6
Camden Hayden II
Tempe, AZ	400	110.0	20.8
Camden NoDa
Charlotte, NC	400	100.0	12.8
Camden Arts District
Los Angeles, CA	354	150.0	22.5
Camden Paces III
Atlanta, GA	350	100.0	15.2
Camden Downtown II
Houston, TX	271	145.0	11.1
Total	2,176	$785.0	$131.3

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average monthly property revenue per apartment home	$1,755	$1,693	$1,742	$1,676
Annualized total property expenses per apartment home	$7,514	$7,289	$7,545	$7,267
Weighted average number of operating apartment homes owned 100%	48,565	46,682	48,261	46,518
Weighted average occupancy of operating apartment homes owned 100%	96.0%	95.7%	95.9%	95.5%

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

Reconciliations of net income to NOI for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$43,542	$39,872	$83,263	$80,397
Less: Fee and asset management income	(1,867)	(1,826)	(3,710)	(3,824)
Less: Interest and other income	(331)	(491)	(629)	(1,284)
Less: Income on deferred compensation plans	(3,856)	(435)	(14,212)	(230)
Plus: Property management expense	6,093	6,473	12,750	13,112
Plus: Fee and asset management expense	1,522	1,088	2,706	2,053
Plus: General and administrative expense	13,261	12,272	26,569	24,495
Plus: Interest expense	19,349	20,607	39,819	40,981
Plus: Depreciation and amortization expense	84,646	75,569	164,920	145,793
Plus: Expense on deferred compensation plans	3,856	435	14,212	230
Less: Equity in income of joint ventures	(1,909)	(1,872)	(3,821)	(3,701)
Plus: Income tax expense	228	380	396	768
Net operating income	$164,534	$152,072	$322,263	$298,790

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2019 as compared to the same periods in 2018:

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2019	2019	2018	$	%	2019	2018	$	%
Property revenues:
Same store communities	42,618	$215,377	$208,365	$7,012	3.4%	$427,533	$412,946	$14,587	3.5%
Non-same store communities	5,586	35,096	26,353	8,743	33.2	66,677	50,266	16,411	32.6
Development and lease-up communities	2,356	3,054	270	2,784	*	5,588	271	5,317	*
Dispositions/other	—	2,234	2,145	89	4.1	4,530	4,333	197	4.5
Total property revenues	50,560	$255,761	$237,133	$18,628	7.9%	$504,328	$467,816	$36,512	7.8%
Property expenses:
Same store communities	42,618	$76,480	$75,012	$1,468	2.0%	$153,954	$149,614	$4,340	2.9%
Non-same store communities	5,586	12,315	9,053	3,262	36.0	23,338	17,628	5,710	32.4
Development and lease-up communities	2,356	1,572	191	1,381	*	3,121	194	2,927	*
Dispositions/other	—	860	805	55	6.8	1,652	1,590	62	3.9
Total property expenses	50,560	$91,227	$85,061	$6,166	7.2%	$182,065	$169,026	$13,039	7.7%
Property NOI:
Same store communities	42,618	$138,897	$133,353	$5,544	4.2%	$273,579	$263,332	$10,247	3.9%
Non-same store communities	5,586	22,781	17,300	5,481	31.7	43,339	32,638	10,701	32.8
Development and lease-up communities	2,356	1,482	79	1,403	*	2,467	77	2,390	*
Dispositions/other	—	1,374	1,340	34	2.5	2,878	2,743	135	4.9
Total property NOI	50,560	$164,534	$152,072	$12,462	8.2%	$322,263	$298,790	$23,473	7.9%
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

Same Store Analysis
Same store property NOI increased approximately $5.5 million and $10.3 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These increases were due to an increase of approximately $7.0 million and $14.6 million in same store property revenues for the three and six months ended June 30, 2019, respectively, partially offset by increases of approximately $1.5 million and $4.3 million in same store property expenses for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.
The $7.0 million increase in same store property revenues during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to an increase of approximately $6.8 million in rental revenues primarily from a 3.4% increase in average rental rates, an increase in occupancy, and an approximate $0.5 million increase in income from our bulk internet rebilling program during the three months ended June 30, 2019, as compared to the same period in 2018. The increase for the three months ended June 30, 2019 was partially offset by an approximate $0.3 million decrease in other miscellaneous income as compared to the same period in 2018. The $14.6 million increase in same store property revenues during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to an increase of approximately $13.9 million in rental revenues, primarily from a 3.4% increase in average rental rates, an increase in occupancy, and an approximate $1.2 million increase in income from our bulk internet and other utility rebilling programs during the six months ended June 30, 2019, as compared to the same period in 2018. The increase for the six months ended June 30, 2019 was partially offset by an approximate $0.5 million decrease in other miscellaneous income as compared to the same period in 2018.
The $1.5 million increase in same store property expenses during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to an increase of approximately $0.7 million in real estate taxes as a result of increased property valuations at a number of our communities, higher salary expenses of approximately $0.4 million, and higher repair and maintenance expense of approximately $0.3 million. The $4.3 million increase in same store property expenses during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to an increase of approximately $2.8 million in real estate taxes as a result of increased property valuations at a number of our communities and higher salary expenses of approximately $1.4 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $6.9 million and $13.1 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These increases were due to an increase of approximately $11.5 million and $21.7 million in revenues, partially offset by an increase of approximately $4.6 million and $8.6 million in expenses, for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of three operating properties during 2018 and two operating properties during the six months ended June 30, 2019, one operating property reaching stabilization during 2018 and two operating properties reaching stabilization during the six months ended June 30, 2019. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease-up of one property during 2018 and two properties during the six months ended June 30, 2019.

The following table details the changes, described above, relating to non-same store and development and lease up NOI:

	For the three months ended June 30, 2019 as compared to 2018	For the six months ended June 30, 2019 as compared to 2018
(in millions)
Property Revenues:
Revenues from acquisitions	$4.9	$8.6
Revenues from non-same store stabilized properties	3.4	6.8
Revenues from development and lease-up properties	2.8	5.3
Other	0.4	1.0
	$11.5	$21.7
Property Expenses:
Expenses from acquisitions	$2.3	$3.9
Expenses from non-same store stabilized properties	0.8	1.6
Expenses from development and lease-up properties	1.4	2.9
Other	0.1	0.2
	$4.6	$8.6
Property NOI:
NOI from acquisitions	$2.6	$4.7
NOI from non-same store stabilized properties	2.6	5.2
NOI from development and lease-up properties	1.4	2.4
Other	0.3	0.8
	$6.9	$13.1
Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Fee and asset management	$1,867	$1,826	$41	2.2%	$3,710	$3,824	$(114)	(3.0)%
Interest and other income	331	491	(160)	(32.6)	629	1,284	(655)	(51.0)
Income on deferred compensation plans	3,856	435	3,421	*	14,212	230	13,982	*
Total non-property income	$6,054	$2,752	$3,302	120.0%	$18,551	$5,338	$13,213	248%
*    Not a meaningful percentage.
Interest and other income decreased approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These decreases were primarily due to lower interest income earned on investments in cash and cash equivalents due to having lower average cash balances during the three and six months ended June 30, 2019, as compared to the same periods in 2018.
Our deferred compensation plans recognized income of approximately $3.9 million and $0.4 million during the three months ended June 30, 2019 and 2018, respectively, and income of approximately $14.2 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Property management	$6,093	$6,473	$(380)	(5.9)%	$12,750	$13,112	$(362)	(2.8)%
Fee and asset management	1,522	1,088	434	39.9	2,706	2,053	653	31.8
General and administrative	13,261	12,272	989	8.1	26,569	24,495	2,074	8.5
Interest	19,349	20,607	(1,258)	(6.1)	39,819	40,981	(1,162)	(2.8)
Depreciation and amortization	84,646	75,569	9,077	12.0	164,920	145,793	19,127	13.1
Expense on deferred compensation plans	3,856	435	3,421	*	14,212	230	13,982	*
Total other expenses	$128,727	$116,444	$12,283	10.5%	$260,976	$226,664	$34,312	15.1%

*	Not a meaningful percentage.
Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.4 million for each of the three and six months ended June 30, 2019 as compared to the same periods in 2018. These decreases primarily related to lower travel expenses and lower incentive compensation expenses due to a decrease in amortization costs as a result of having substantially only three-year awards during the three and six months ended June 30, 2019 as compared to having three-year and five-year awards for the same periods in 2018. The decrease for the six months ended June 30, 2019 was partially offset by higher professional and other miscellaneous expenses. Property management expenses were 2.4% and 2.7% of total property revenues for the three months ended June 30, 2019 and 2018, respectively, and were 2.5% and 2.8% of total property revenues for the six months ended June 30, 2019 and 2018, respectively.
Fee and asset management expense from property management, asset management, construction, and development activities of our joint ventures and our third-party projects increased approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These increases were primarily due to higher expenses incurred as a result of development activity relating to one land holding held by one of the Funds.
General and administrative expense increased approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These increases for the three and six months ended June 30, 2019, respectively, were primarily related to higher salary and benefit costs and higher professional fees as compared to the same periods in 2018. Excluding income on deferred compensation plans, general and administrative expenses were 5.1% of total revenues for each of the three months ended June 30, 2019 and 2018 and were 5.2% of total revenues for each of the six months ended June 30, 2019 and 2018, respectively.
Interest expense decreased approximately $1.3 million and $1.2 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These decreases were primarily due to the repayment of $380 million of secured conventional mortgage notes in October 2018, and the repayment of approximately $439.3 million of secured conventional mortgage debt in the first quarter of 2019. These decreases were partially offset by the issuance of a $100 million unsecured floating rate term loan in September 2018, the issuance of $400 million, 3.74% senior unsecured notes in October 2018, and the issuance of $600 million, 3.67% senior unsecured notes in June 2019. These decreases were partially offset by lower capitalized interest during the three and six months ended June 30, 2019 resulting from lower average balances in our development pipeline and an increase in interest expense recognized on our unsecured credit facility due to having higher balances outstanding during the three and six months ended June 30, 2019 as compared to the same periods in 2018.
Depreciation and amortization expense increased approximately $9.1 million and $19.1 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These increases were primarily due to the acquisition of one operating property in September 2018 and one operating property in each of February and May 2019. These increases were also due to the completion of units in our development pipeline, the completion of repositions, and the partial completion of redevelopments during 2019 and 2018.
Our deferred compensation plans incurred expenses of approximately $3.9 million and $0.4 million during the three months ended June 30, 2019 and 2018, respectively, and expenses of approximately $14.2 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.

Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Equity in income of joint ventures	$1,909	$1,872	$37	2.0%	$3,821	$3,701	$120	3.2%
Income tax expense	$(228)	$(380)	$152	(40.0)%	$(396)	$(768)	$372	(48.4)%
Income tax expense decreased approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. These decreases were primarily due to lower state taxes and lower taxable income due to lower third-party construction activities in a taxable REIT subsidiary. The decrease for the six months ended June 30, 2019 was also due to an approximate $0.1 million state income tax refund received during the three months ended March 31, 2019.
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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Funds from operations
Net income attributable to common shareholders	$42,399	$38,671	$81,012	$78,066
Real estate depreciation and amortization	82,796	73,980	161,471	142,575
Adjustments for unconsolidated joint ventures	2,260	2,257	4,491	4,504
Income allocated to non-controlling interests	1,180	1,201	2,324	2,331
Funds from operations	$128,635	$116,109	$249,298	$227,476

Less: recurring capitalized expenditures	(21,166)	(19,190)	(30,821)	(29,189)
Adjusted funds from operations	$107,469	$96,919	$218,477	$198,287

Weighted average shares – basic	98,903	95,243	97,903	95,155
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	94	94	121	134
Common units	1,753	1,883	1,755	1,883
Weighted average shares – diluted	100,750	97,220	99,779	97,172

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 7.5 and 6.5 times for the three months ended June 30, 2019 and 2018, respectively, and 7.1 and 6.4 times for the six months ended June 30, 2019 and 2018, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense from continuing operations. Approximately 98.9% and 80.8% of our properties were unencumbered at June 30, 2019 and 2018, respectively. Our weighted average maturity of debt was approximately 6.5 years at June 30, 2019.
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

Factors which could increase or decrease our future liquidity include but are not limited to our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our costs of funds and our ability to access capital markets, sources of financing, and meeting our minimum REIT dividend requirements.

Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2019 and 2018:

Net cash from operating activities was approximately $218.7 million during the six months ended June 30, 2019 as compared to approximately $231.3 million for the same period in 2018. The decrease was primarily due to the settlement of our forward interest rate swaps in June 2019, and changes in our operating accounts. These decreases were partially offset by growth attributable to our same store, non-same store, and development and lease-up communities. See further discussions of our 2019 operations as compared to 2018 in "Results of Operations."

Net cash used in investing activities during the six months ended June 30, 2019 totaled approximately $430.1 million as compared to $387.2 million during the same period in 2018. Cash outflows during the six months ended June 30, 2019 primarily related to the acquisition of two operating properties located in Scottsdale, Arizona and Austin, Texas for approximately $214.2 million, cash outflows for property development and capital improvements of approximately $206.7 million, and increases in non-real estate assets of $9.7 million. Cash outflows during the six months ended June 30, 2018 primarily related to the acquisition of two operating properties located in Orlando and St. Petersburg, Florida for approximately $201.9 million, cash outflows for property development and capital improvements of approximately $177.5 million and increases in non-real estate assets of $8.6 million. The increase in property development and capital improvements for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to the acquisition of two development properties in 2019 compared to one development property in 2018, the timing and completion of five consolidated operating properties during 2018 and the six months ended June 30, 2019, and the completion of repositions and partial completion of redevelopments at several of our operating properties. The property development and capital improvements during the six months ended June 30, 2019 and 2018, included the following:

	Six Months Ended June 30,
(in millions)	2019	2018
Expenditures for new development, including land	$118.9	$101.2
Capital expenditures	36.8	35.8
Reposition expenditures	27.4	19.0
Capitalized interest, real estate taxes, and other capitalized indirect costs	12.1	13.4
Redevelopment expenditures	11.5	8.1
Total	$206.7	$177.5
Net cash from financing activities totaled approximately $322.8 million for the six months ended June 30, 2019 as compared to net cash used of approximately $148.2 million during the same period in 2018. Cash inflows during the six months ended June 30, 2019 primarily related to net proceeds of approximately $593.4 million from the issuance of $600.0 million senior unsecured notes in June 2019, as well as net proceeds of approximately $328.4 million from the issuance of approximately 3.4 million common shares through an underwritten equity offering completed in February 2019. These cash inflows during 2019 were partially offset by the repayment of approximately $439.3 million of secured conventional mortgage debt, as well as $155.7 million used for the distributions to common shareholders and non-controlling interest holders. Cash outflows for the six months ended June 30, 2018 primarily related to approximately $148.0 million used for the distributions to common shareholders and non-controlling interest holders.

Financial Flexibility

In March 2019, we amended and restated our $600 million unsecured credit facility to, among other things, extend the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six-month periods, and increase the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations on the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2019, we did not have any amounts outstanding on our credit facility and we had outstanding letters of credit totaling approximately $10.1 million, leaving approximately $889.9 million available under our credit facility.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds, which we used to acquire one operating property in Scottsdale, Arizona, and repay amounts on our unsecured line of credit and certain secured conventional mortgage debt. At June 30, 2019, we had approximately 96.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. For the six months ended June 30, 2019, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. As of June 30, 2019 and through the date of this filing, we did not have any debt maturing during the remainder of 2019. In June 2019, we issued $600 million of senior unsecured notes due July 1, 2029 under our existing shelf registration statement. See Note 9, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
We currently estimate the additional cost to complete the construction of five consolidated projects to be approximately $310.9 million. Of this amount, we expect to incur costs between approximately $110 million and $130 million during the remainder of 2019 and to incur the remaining costs during 2020 through 2021. Additionally, during the remainder of 2019, we expect to incur costs between approximately $15 million and $25 million related to the start of new development activities, between approximately $29 million and $35 million related to repositions and revenue enhancing expenditures, between approximately $15 million to $19 million related to additional redevelopment expenditures and between approximately $37 million to $41 million related to additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2019, our Board of Trust Managers declared a quarterly dividend of $0.80 per common share to our common shareholders of record as of June 28, 2019. The quarterly dividend was subsequently paid on July 17, 2019, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2019, our annualized dividend rate would be $3.20 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At June 30, 2019, our unconsolidated joint ventures had outstanding debt of approximately $510.9 million, of which our proportionate share was approximately $159.9 million. As of June 30, 2019, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.
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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued or adopted during the six months ended June 30, 2019.
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
Subsequent to June 30, 2019, we completed the first phase of a multi-year implementation of a new cloud-based enterprise planning system which replaces our existing financial accounting systems and will have, a material effect on internal controls over financial reporting for periods subsequent to this report date. No other changes in our internal control over financial reporting have occurred subsequent to June 30, 2019 which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended June 30, 2019.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 26, 2019

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 26, 2019

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	July 26, 2019
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer