Form 10-Q
period 2019-09-30
CAMDEN PROPERTY TRUST
filed 2019-11-01
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 25, 2019, 96,831,663 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2019	December 31, 2018
Assets
Real estate assets, at cost
Land	$1,158,342	$1,098,526
Buildings and improvements	7,242,256	6,935,971
	$8,400,598	$8,034,497
Accumulated depreciation	(2,638,693)	(2,403,149)
Net operating real estate assets	$5,761,905	$5,631,348
Properties under development, including land	440,917	293,978
Investments in joint ventures	21,715	22,283
Total real estate assets	$6,224,537	$5,947,609
Accounts receivable – affiliates	23,170	22,920
Other assets, net	238,014	205,454
Cash and cash equivalents	157,239	34,378
Restricted cash	5,686	9,225
Total assets	$6,648,646	$6,219,586
Liabilities and equity
Liabilities
Notes payable
Unsecured	$2,432,137	$1,836,427
Secured	45,250	485,176
Accounts payable and accrued expenses	170,689	146,866
Accrued real estate taxes	74,658	54,358
Distributions payable	80,764	74,982
Other liabilities	187,367	183,999
Total liabilities	$2,990,865	$2,781,808
Commitments and contingencies (Note 13)
Non-qualified deferred compensation share awards	—	52,674
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 108,882 and 105,503 issued; 106,472 and 103,080 outstanding at September 30, 2019 and December 31, 2018, respectively	1,065	1,031
Additional paid-in capital	4,538,422	4,154,763
Distributions in excess of net income attributable to common shareholders	(599,615)	(495,496)
Treasury shares, at cost (9,640 and 9,841 common shares at September 30, 2019 and December 31, 2018, respectively)	(348,556)	(355,804)
Accumulated other comprehensive (loss) income	(6,438)	6,929
Total common equity	$3,584,878	$3,311,423
Non-controlling interests	72,903	73,681
Total equity	$3,657,781	$3,385,104
Total liabilities and equity	$6,648,646	$6,219,586
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Property revenues	$260,672	$241,770	$765,000	$709,586
Property expenses
Property operating and maintenance	$62,277	$56,973	$177,372	$165,624
Real estate taxes	31,596	30,860	98,566	91,235
Total property expenses	$93,873	$87,833	$275,938	$256,859
Non-property income
Fee and asset management	$2,139	$1,827	$5,849	$5,651
Interest and other income	1,485	385	2,114	1,669
Income on deferred compensation plans	780	3,539	14,992	3,769
Total non-property income	$4,404	$5,751	$22,955	$11,089
Other expenses
Property management	$6,154	$6,303	$18,904	$19,415
Fee and asset management	1,316	1,140	4,022	3,193
General and administrative	13,458	12,618	40,027	37,113
Interest	20,719	21,235	60,538	62,216
Depreciation and amortization	85,814	76,476	250,734	222,269
Expense on deferred compensation plans	780	3,539	14,992	3,769
Total other expenses	$128,241	$121,311	$389,217	$347,975
Equity in income of joint ventures	2,133	1,943	5,954	5,644
Income from continuing operations before income taxes	$45,095	$40,320	$128,754	$121,485
Income tax expense	(313)	(330)	(709)	(1,098)
Net income	$44,782	$39,990	$128,045	$120,387
Less income allocated to non-controlling interests from continuing operations	(1,185)	(1,124)	(3,436)	(3,455)
Net income attributable to common shareholders	$43,597	$38,866	$124,609	$116,932

Earnings per share – basic	$0.44	$0.41	$1.27	$1.22
Earnings per share – diluted	$0.44	$0.40	$1.26	$1.22
Weighted average number of common shares outstanding – basic	98,959	95,257	98,259	95,190
Weighted average number of common shares outstanding – diluted	99,066	95,417	98,375	95,333
Condensed Consolidated Statements of Comprehensive Income
Net income	$44,782	$39,990	$128,045	$120,387
Other comprehensive income
Unrealized (loss) gain on cash flow hedging activities	—	5,202	(12,998)	13,984
Reclassification of net loss (gain) on cash flow hedging activities, prior service cost and net loss on post-retirement obligation	357	35	(369)	104
Comprehensive income	$45,139	$45,227	$114,678	$134,475
Less income allocated to non-controlling interests from continuing operations	(1,185)	(1,124)	(3,436)	(3,455)
Comprehensive income attributable to common shareholders	$43,954	$44,103	$111,242	$131,020
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the nine months ended September 30, 2019

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
Net income			124,609			3,436	128,045
Other comprehensive loss					(13,367)		(13,367)
Common shares issued	34	328,340					328,374
Net share awards		10,565		6,654			17,219
Employee share purchase plan		1,213		594			1,807
Change in classification of deferred compensation plan (See Note 11)		43,311	9,363				52,674
Conversion of operating partnership units		186				(186)	—
Cash distributions declared to equity holders ($2.40 per common share)			(238,091)			(4,208)	(242,299)
Other	—	44				180	224
Equity, September 30, 2019	$1,065	$4,538,422	$(599,615)	$(348,556)	$(6,438)	$72,903	$3,657,781

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended September 30, 2019

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, June 30, 2019	$1,065	$4,533,667	$(563,834)	$(348,480)	$(6,795)	$73,145	$3,688,768
Net income			43,597			1,185	44,782
Other comprehensive loss					357		357
Net share awards		4,625		(76)			4,549
Employee share purchase plan		57					57
Conversion of operating partnership units		71				(71)	—
Cash distributions declared to equity holders ($0.80 per common share)			(79,378)			(1,400)	(80,778)
Other		2				44	46
Equity, September 30, 2019	$1,065	$4,538,422	$(599,615)	$(348,556)	$(6,438)	$72,903	$3,657,781

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the nine months ended September 30, 2018

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
Net income			116,932			3,455	120,387
Other comprehensive income					14,088		14,088
Net share awards		9,341		8,229			17,570
Employee share purchase plan		455		265			720
Common share options exercised		41					41
Change in classification of deferred compensation plan		(13,547)					(13,547)
Change in redemption value of non-qualified share awards			(2,048)				(2,048)
Diversification of share awards within deferred compensation plan		23,780	8,171				31,951
Conversion/redemption of operating partnership units		(9,781)				(4,634)	(14,415)
Common shares repurchased				(253)			(253)
Cash distributions declared to equity holders ($2.31 per common share)			(220,864)			(4,251)	(225,115)
Other	2	(172)					(170)
Equity, September 30, 2018	$1,030	$4,147,278	$(466,512)	$(355,825)	$14,031	$73,921	$3,413,923
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended September 30, 2018

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, June 30, 2018	$1,027	$4,132,404	$(436,575)	$(355,752)	$8,794	$78,706	$3,428,604
Net income			38,866			1,124	39,990
Other comprehensive income					5,237		5,237
Net share awards		4,442		(73)			4,369
Employee share purchase plan		63					63
Change in classification of deferred compensation plan		(2,912)					(2,912)
Change in redemption value of non-qualified share awards			(3,024)				(3,024)
Diversification of share awards within deferred compensation plan		23,143	7,857				31,000
Conversion/redemption of operating partnership units		(9,859)				(4,556)	(14,415)
Cash distributions declared to equity holders ($0.77 per common share)			(73,636)			(1,353)	(74,989)
Other	3	(3)					—
Equity, September 30, 2018	$1,030	$4,147,278	$(466,512)	$(355,825)	$14,031	$73,921	$3,413,923
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$128,045	$120,387
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	250,734	222,269
Distributions of income from joint ventures	5,954	5,573
Equity in income of joint ventures	(5,954)	(5,644)
Share-based compensation	12,183	12,337
Settlement of forward interest rate swaps	(20,430)	—
Net change in operating accounts and other	37,903	21,028
Net cash from operating activities	$408,435	$375,950
Cash flows from investing activities
Development and capital improvements, including land	$(300,661)	$(272,340)
Acquisition of operating properties	(214,233)	(290,005)
Proceeds from sale of land	—	11,296
Increase in non-real estate assets	(13,793)	(12,436)
Decrease (increase) in note receivable	(27)	9,475
Other	(770)	2,219
Net cash from investing activities	$(529,484)	$(551,791)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$1,167,000	$62,000
Repayments on unsecured credit facility and other short-term borrowings	(1,167,000)	(8,000)
Repayment of notes payable	(440,103)	(1,072)
Proceeds from notes payable	593,409	—
Distributions to common shareholders and non-controlling interests	(236,489)	(223,029)
Proceeds from issuance of common shares	328,374	—
Payment of deferred financing costs	(6,009)	(752)
Repurchase of common shares and redemption of units	—	(14,668)
Other	1,189	2,147
Net cash from financing activities	$240,371	$(183,374)
Net increase (decrease) in cash, cash equivalents, and restricted cash	119,322	(359,215)
Cash, cash equivalents, and restricted cash, beginning of year	43,603	377,805
Cash, cash equivalents, and restricted cash, end of period	$162,925	$18,590
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$157,239	$8,529
Restricted cash	5,686	10,061
Total cash, cash equivalents, and restricted cash, end of period	$162,925	$18,590
Supplemental information
Cash paid for interest, net of interest capitalized	$49,793	$58,597
Cash paid for income taxes	1,209	1,954
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$80,764	$74,976
Value of shares issued under benefit plans, net of cancellations	18,388	17,841
Accrual associated with construction and capital expenditures	18,474	26,207
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	15,666	—
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of September 30, 2019, we owned interests in, operated, or were developing 172 multifamily properties comprised of 58,209 apartment homes across the United States. Of the 172 properties, seven properties were under construction as of September 30, 2019, and will consist of a total of 1,938 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of September 30, 2019, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of September 30, 2019, we held approximately 92% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2018 Annual Report on Form 10-K. Certain amounts have been presented separately within financing activities in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2018 to conform to the current year presentation. These changes in presentation had no impact in our condensed consolidated cash flows from financing activities. Additionally, we adopted Accounting Standards Update ("ASU") 2016-02, "Leases" on January 1, 2019. ASU 2016-02 requires us, based on our election of a practical expedient, to combine lessor lease and non-lease components as a single component under certain conditions. For the three and nine months ended September 30, 2018, we combined other property revenues with rental revenues to conform to the current year presentation.
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
We recognized amortization expense related to in-place leases of approximately $3.4 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $8.8 million and $8.0 million for the nine months ended September 30, 2019 and 2018, respectively. We recognized amortization expense related to net below market leases approximately $0.1 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. During the three and nine months ended September 30, 2019, the weighted average amortization periods for in-place and net below market leases were approximately six months and five months, respectively. During the three and nine months ended September 30, 2018, the weighted average amortization periods for in-place and net below market leases were approximately seven months and five months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors including, but not limited to, market rents, economic conditions, and occupancies could significantly affect these estimates. In estimating fair value management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. When impairment exists the long-lived asset is adjusted to its fair value. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three or nine months ended September 30, 2019 or 2018.
The value of our properties under development depends on market conditions, including estimates of the project start date as well as estimates of demand for multifamily communities. We have reviewed market trends and other marketplace information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the impairment analyses it is possible actual results could differ substantially from those estimated.
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value estimates we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges could have an adverse effect in our consolidated financial position and results of operations.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.0 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively, and was approximately $9.9 million and $10.8 million for the nine months ended September 30, 2019 and 2018, respectively. Capitalized real estate taxes were approximately $0.4 million for both the three months ended September 30, 2019 and 2018 and were approximately $2.3 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.
Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and certain activities necessary to prepare the underlying real estate for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. As apartment homes within development properties are substantially completed the total capitalized development cost of each apartment home is transferred from properties under development including land to buildings and improvements.
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
In determining fair value, observable inputs reflect market data obtained from independent sources while unobservable inputs reflect our market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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
Financial Instrument Fair Value Disclosures. As of September 30, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan made to an unaffiliated third party. This note receivable matures on October 1, 2025. At both September 30, 2019 and December 31, 2018, the outstanding note receivable principal balance was approximately $9.3 million. The weighted average interest rate was approximately 7.0% and 4.0% for the nine months ended September 30, 2019 and 2018, respectively. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We consider a note receivable to be impaired and will record an allowance when it is probable we will not be able to collect all contractual amounts due.
Recent Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement which is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. This standard may be applied using the prospective transition method which is applicable to costs for activities on service contracts entered, renewed, materially modified or performed after the effective date or the retrospective transition method which allows us to recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, as of the adoption date. We will adopt ASU 2018-15 as of January 1, 2020, using the prospective transition method and will present future qualified capitalizable costs relating to new completed cloud computing arrangements which are service arrangements as prepaid assets on our consolidated balance sheets, as cash flows from operating activities on our consolidated statement of cash flows, and the associated amortization as general and administrative expenses on our consolidated statements of income and comprehensive income. We do not expect our adoption of ASU 2018-15 to have a material impact on our consolidated financial statements.
In August 2018, FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 removes, modifies, and adds certain fair value disclosure requirements including (i) the removal of disclosures regarding amounts, reasons, and timing for transfers between Levels 1 and 2 as well as descriptions of valuation processes used for Level 3 measurements of the fair value hierarchy; (ii) modified disclosures for the timing of liquidation of investee assets; (iii) clarifies the narrative description of the measurement uncertainty of Level 3 fair value measurements at the reporting date does not need to include sensitivity of future changes; (iv) add disclosures related to changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements to also be included in the statement of comprehensive income; and (v) add disclosures for the range and weighted average of significant unobservable inputs. ASU 2018-13 is effective January 1, 2020 for the additional disclosures and early adoption of the removal and amended disclosures is allowed. We will adopt ASU 2018-13 as of January 1, 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.
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
Property Revenue. We earn rental revenue from operating lease contracts for the use of dedicated spaces within owned assets which is recognized on a straight-line basis over the applicable lease term, net of amounts related to lease contracts identified as uncollectible. We also earn revenues from amounts received under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees, and are charged to our residents and recognized monthly as earned. We elected the practical expedient to not separate lease and non-lease components and have presented our property revenues combined based upon the lease being determined to be the predominant component. Any uncollectible amounts related to individual lease contracts are presented as an adjustment to property revenue. Any renewal options of real estate lease contracts are considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
As of September 30, 2019, our average residential lease term was between twelve months to fifteen months with all other commercial leases averaging longer lease terms. We anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2019	$258.4
2020	478.5
2021	9.7
2022	5.1
2023	4.4
Thereafter	31.7
Total	$787.8

Fee and Asset Management Income. We receive property management, asset management, and development and construction fees from our joint ventures for managing the ventures and managing the activities, development, and construction of their operating communities. While the individual activities related to these fees may vary the services provided are substantially similar, have the same pattern of transfer, and are considered to be individual performance obligations composed of a series of distinct services recognized monthly as earned.
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

Contract Balances. We record third-party construction receivables for amounts where we have unconditional rights to payments earned but not received and liabilities for amounts received but not earned. For the three and nine months ended September 30, 2019 and 2018, these contract receivables and liability balances were immaterial.
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
As of September 30, 2019, we had no significant leases executed but not yet commenced and did not record any impairment charges related to our ROU assets. See Note 13, "Commitments and Contingencies," for maturities of lease liabilities. The following is a summary of our operating lease related information:

($ in millions)		As of
Balance sheet	Classification	September 30, 2019
Right-of-use assets, net	Other assets, net	$11.1
Operating lease liabilities	Other liabilities	$15.7

($ in millions)
Statement of income and comprehensive income	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$0.7	$2.2
Variable lease expense	General and administrative expenses and property management expenses	$0.3	$1.0
Statement of cash flows
Cash flows from operating leases	Net cash from operating activities	$0.7	$2.3
Supplemental lease information
Weighted average remaining lease term (years)			5.6
Weighted average discount rate - operating leases (1)			4.9%

(1)
We use a secured incremental borrowing rate, as defined by ASC 842 based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.

5. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 1.9 million for both the three and nine months ended September 30, 2019 and approximately 2.1 million and 2.2 million for the three and nine months ended September 30, 2018, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$43,597	$38,866	$124,609	$116,932
Amount allocated to participating securities	(89)	(284)	(284)	(831)
Net income attributable to common shareholders – basic	$43,508	$38,582	$124,325	$116,101

Total earnings per common share – basic	$0.44	$0.41	$1.27	$1.22

Weighted average number of common shares outstanding – basic	98,959	95,257	98,259	95,190

Earnings per common share calculation – diluted
Net income attributable to common shareholders – diluted	$43,508	$38,582	$124,325	$116,101

Total earnings per common share – diluted	$0.44	$0.40	$1.26	$1.22

Weighted average number of common shares outstanding – basic	98,959	95,257	98,259	95,190
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	107	160	116	143
Weighted average number of common shares outstanding – diluted	99,066	95,417	98,375	95,333

6. Common Shares
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program") in amounts and at times as we determine into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time-to-time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
For the three and nine months ended September 30, 2019, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three and nine months ended September 30, 2019. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2019, we had approximately 96.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding. In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds, which we used to acquire one operating property in Scottsdale, Arizona, and repay amounts on our unsecured line of credit and certain secured conventional mortgage debt.

7. Acquisitions and Dispositions
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
Acquisition of Land. In May 2019, we acquired approximately 11.6 acres of land in Tempe, Arizona for approximately $18.0 million for the development of approximately 400 apartment homes. In April 2019, we acquired approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million for the development of approximately 400 apartment homes. In April 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the development of approximately 360 wholly-owned apartment homes which commenced construction during the quarter ended June 30, 2018.
Disposition of Land. In September 2018, we sold approximately 14.1 acres of land adjacent to two of our development properties in Phoenix, Arizona for approximately $11.5 million.
8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). As of September 30, 2019, we had an ownership interest of 31.3% in two discretionary investment funds. In March 2015, we completed the formation of the third fund with an unaffiliated third party for additional multifamily investments of up to $450 million. In June 2019, we amended the third fund's agreement, among other things, to reduce the investments from $450 million to approximately $360 million and increase our ownership interest from 20% to 40%. This third fund did not own any properties as of September 30, 2019 or 2018. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	September 30, 2019	December 31, 2018
Total assets	$698.9	$695.2
Total third-party debt	514.1	510.7
Total equity	156.5	158.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Total revenues	$33.3	$32.5	$98.5	$95.3
Net income	4.4	4.0	12.3	11.6
Equity in income (1)	2.1	1.9	6.0	5.6

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

The Funds have been funded in part with secured third-party debt and, as of September 30, 2019, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.7 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $4.6 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively.

9. Notes Payable
The following is a summary of our indebtedness:

(in millions)	September 30, 2019	December 31, 2018
Commercial banks
3.11% Term Loan, due 2022	$99.7	$99.6

Senior unsecured notes
4.78% Notes, due 2021	$249.3	$249.1
3.15% Notes, due 2022	347.8	347.3
5.07% Notes, due 2023	248.3	248.0
4.36% Notes, due 2024	248.9	248.7
3.68% Notes, due 2024	247.9	247.6
3.74% Notes, due 2028	396.6	396.1
3.67% Notes, due 2029	593.6	—
	$2,332.4	$1,736.8

Total unsecured notes payable	$2,432.1	$1,836.4

Secured notes
4.38% Conventional Mortgage Loan, due 2045	$45.3	$45.9
5.19% Conventional Mortgage Notes, due 2019	—	419.9
5.33% Conventional Mortgage Loan, due 2019	—	19.4
Total secured notes payable	$45.3	$485.2

Total notes payable (1)	$2,477.4	$2,321.6

(1)
Unamortized debt discounts and debt issuance costs of $18.0 million and $13.9 million are included in senior unsecured and secured notes payable as of September 30, 2019 and December 31, 2018, respectively.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2019, we did not have any amounts outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $8.9 million, leaving approximately $891.1 million available under our credit facility.
In June 2019, we issued $600.0 million aggregate principal amount of 3.150% senior unsecured notes due July 1, 2029 (the "2029 Notes") under our existing shelf registration statement. The 2029 Notes were offered to the public at 99.751% of their face amount with a stated rate of 3.150% and a yield to maturity of 3.179%. In anticipation of the offering of the 2029 Notes, we initiated forward interest rate swap agreements with an aggregate notional amount of $300.0 million. After giving effect to the settlement of the swap agreements, which will be recognized over the first seven years of the 2029 Notes as discussed below in Note 10, "Derivative Financial Instruments and Hedging Activities," and deducting the underwriting discounts and other estimated expenses of the offering, the effective annual interest rate on the 2029 Notes is approximately 3.84% through June 2026, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%. We received net proceeds of approximately $593.4 million, net of underwriting discounts and other estimated offering expenses. Interest on the 2029 Notes is payable semi-annually on January 1 and July 1, beginning January 1, 2020. We may redeem the 2029 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed plus a make-

whole provision. If, however, we redeem the 2029 Notes 90 days or fewer prior to the maturity date, the redemption price will equal 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2029 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from the offering of the 2029 Notes to repay outstanding balances on our unsecured line of credit in June 2019, the prepayment of secured debt in late October 2019 (discussed below) and for general corporate purposes which included property development, capital expenditures, and working capital.
In the first quarter of 2019, we repaid approximately $439.3 million of secured conventional mortgage debt utilizing our unsecured credit facility and proceeds from our equity offering completed in February 2019.
We had outstanding floating rate debt of approximately $99.7 million and $229.0 million at September 30, 2019 and 2018, respectively. The weighted average interest rate on such debt was approximately 3.1% and 2.9% for the nine months ended September 30, 2019 and 2018, respectively.
Our indebtedness had a weighted average maturity of approximately 5.6 years at September 30, 2019. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at September 30, 2019:

(in millions) (1)	Amount	Weighted Average Interest Rate (2)
2019 (3)	$293.9	4.7%
2020	(3.0)	—
2021	(3.1)	—
2022	447.1	3.1
2023	248.0	5.1
Thereafter	1,494.5	3.9
Total	$2,477.4	4.0%

(1)	Includes amortization of debt discounts, debt issuance costs, net of scheduled principal payments, and all available extension options.

(2)	Includes the effects of the applicable settled forward interest rate swaps.

(3)
Includes the $250 million 4.78% Senior Notes due 2021 and the $45.3 million 4.38% secured conventional mortgage note due 2045. In late October 2019, we redeemed the Senior Notes due 2021 and prepaid the secured conventional notes due 2045. See below for further discussion.

In October 2019, we issued $300.0 million aggregate principal amount of 3.350% senior unsecured notes due November 1, 2049 (the "2049 Notes") under our existing shelf registration statement. The 2049 Notes were offered to the public at 99.941% of their face amount with a stated rate of 3.350% and a yield to maturity of 3.353%. We received net proceeds of approximately $296.6 million, net of underwriting discounts and other estimated offering expenses. Interest on the 2049 Notes is payable semi-annually on May 1 and November 1, beginning May 1, 2020. We may redeem the 2049 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2049 Notes within six months of the maturity date, the redemption price will equal 100% of the principal amount of the 2049 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2049 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness.
In late October 2019, we used the net proceeds from the 2049 Notes, together with cash on hand from the proceeds of the 2029 Notes, to fund the early redemption of all of the $250 million aggregate principal amount of our 4.78% effective rate Senior Notes due 2021, plus a make-whole premium and accrued and unpaid interest to the date of redemption, and to prepay all of the approximately $45.3 million aggregate principal amount of our 4.38% secured conventional mortgage note due 2045, plus a prepayment premium and interest to the date of repayment. In connection with these transactions, we will record an approximate $12 million charge in the fourth quarter of 2019.
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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. In connection with the 2029 Notes issued in June 2019, we settled all of our remaining outstanding forward interest rate swaps with a total notional value of $300.0 million resulting in a net cash payment of approximately $20.4 million. Amounts in other comprehensive income associated with the settled forward interest rate swaps will be reclassified to interest expense over the first seven years of the 2029 Notes. At September 30, 2019, we had no designated hedges outstanding. At September 30, 2018, we had a total of five designated hedges outstanding with a notional value of $400.0 million to hedge our future fixed rate debt issuances in 2018.
Non-Designated Hedges. Derivatives are not entered into for speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At September 30, 2019 and 2018, we did not have any non-designated hedges outstanding.
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at September 30, 2019 and December 31, 2018:

	Asset Derivatives				Liability Derivatives
	September 30, 2019 (1)		December 31, 2018		September 30, 2019 (1)		December 31, 2018
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swaps	Other Assets	$—	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$7.4

(1)
Derivatives subject to master netting arrangements are presented on a gross basis in our consolidated balance sheet. There were no derivative contracts in a master netting arrangement as of September 30, 2019 or December 31, 2018.

The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the three months ended September 30, 2019 and 2018:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2019	2018		2019	2018
Interest Rate Swaps	$—	$5.2	Interest expense	$(0.3)	$—
The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the nine months ended September 30, 2019 and 2018:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2019	2018		2019	2018
Interest Rate Swaps	$(13.0)	$14.0	Interest expense	$0.5	N/A

As of September 30, 2019, the amount we expect to be reclassified into earnings in the next 12 months as an increase to interest expense is approximately $1.3 million.
11. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of September 30, 2019, there were approximately 7.5 million common shares available under the 2018 Share Plan, which would result in approximately 2.2 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $4.0 million and $4.4 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $13.3 million and $13.2 million for the nine months ended September 30, 2019 and 2018, respectively. Total capitalized compensation costs for option and share awards were approximately $0.8 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $2.6 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.
A summary of activity under our share incentive plans for the nine months ended September 30, 2019 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2018	390,681	$79.82
Granted	198,896	98.78
Vested	(308,514)	82.65
Forfeited	(14,651)	85.83
Total nonvested share awards outstanding at September 30, 2019	266,412	$90.37

Options. Stock options have a contractual life of ten years and vest over periods up to five years. Expense for stock options is based on grant date fair value and recognized on a straight-line method over the vesting period. There were no options outstanding as of September 30, 2019 or December 31, 2018.
Share Awards and Vesting. Share awards for employees generally vest over three years and are valued at the market value of the shares on the grant date. In the event the holder of the share awards attains at least age 65, and with respect to employees, also attain at least ten or more years of service ("Retirement Eligibility") before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's Retirement Eligibility date.
At September 30, 2019 and 2018, the weighted average fair value of share awards granted was $98.78 and $82.77, respectively. The total fair value of shares vested during the nine months ended September 30, 2019 and 2018 was approximately $25.5 million and $24.0 million, respectively. At September 30, 2019, the unamortized value of previously issued unvested share awards was approximately $16.6 million which is expected to be amortized over the next two years.

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

12. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Change in assets:
Other assets, net	$(12,358)	$3,167
Change in liabilities:
Accounts payable and accrued expenses	26,691	(1,111)
Accrued real estate taxes	19,236	17,726
Other liabilities	1,867	(837)
Other	2,467	2,083
Change in operating accounts and other	$37,903	$21,028

13. Commitments and Contingencies
Construction Contracts. As of September 30, 2019, we estimate the total additional cost to complete the six consolidated projects currently under construction to be approximately $337.1 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2017 ATM program, other unsecured borrowings or secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2019, we had approximately $0.7 million in refundable earnest money for potential acquisitions of real property in our condensed consolidated balance sheets.
Lease Commitments. At September 30, 2019, we had long-term leases primarily related to office facilities. Rental expense pursuant to the new lease standard is inclusive of lease payments and variable lease expenses and totaled approximately $1.0 million and $3.2 million for the three and nine months ended September 30, 2019, respectively. The following is a summary of our maturities of our lease liabilities as of September 30, 2019:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2019	$1.4
2020	3.4
2021	3.2
2022	2.9
2023	2.7
Thereafter	4.9
Less: discount for time value	(2.8)
Lease liability as of September 30, 2019	$15.7

For the three and nine months ended September 30, 2018, we recognized rental expense of approximately $0.9 million and $2.8 million, respectively. Minimum annual rental commitments as of December 31, 2018 for the years ending December 31,

2019 through 2023 are approximately $2.9 million, $3.0 million, $3.1 million, $2.7 million and $2.6 million, respectively, and approximately $4.5 million in the aggregate thereafter.
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
We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018 as income tax expense. Income taxes for the three and nine months ended September 30, 2019 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2019.
15. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2019				December 31, 2018
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$143.5	$—	$—	$143.5	$144.7	$—	$—	$144.7
Other Liabilities
Derivative financial instruments - forward interest rate swaps	$—	$—	$—	$—	$—	$7.4	$—	$7.4

(1)
Approximately $19.1 million and $12.7 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We completed two asset acquisitions of operating properties during the nine months ended September 30, 2019. We recorded the real estate assets and identifiable net below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 7, "Acquisitions," for a further discussion about this acquisition.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2019 and December 31, 2018, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	September 30, 2019		December 31, 2018
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,377.7	$2,534.9	$2,222.0	$2,265.4
Floating rate notes payable	99.7	100.1	99.6	99.4

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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of September 30, 2019, we owned interests in, operated, or were developing 172 multifamily properties comprised of 58,209 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Property Operations
Our results for each of the three and nine months ended September 30, 2019 reflect an increase in same store revenues of 3.6% as compared to the same periods in 2018. These increases were primarily due to higher average rental rates and higher occupancy, which we believe was primarily attributable to job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level homeownership rate. We believe the continued low level homeownership rate is mainly attributable to the cost of obtaining mortgage loans as well as the changing trend of certain age-sectors having a higher propensity to rent, all of which promote apartment rentals. We also believe U.S. economic and employment growth is likely to continue during 2019 and the supply of new multifamily homes will remain at manageable levels. If economic conditions were to worsen or any of these factors were to adversely change, our operating results could be adversely affected.
Construction Activity
At September 30, 2019, we had a total of seven projects under construction to be comprised of 1,938 apartment homes, including one development project to be comprised of 234 apartment homes owned by one of our discretionary investment funds (the "Funds") in which we have a 31.3% ownership interest. Initial occupancies of these seven projects are currently scheduled to occur within the next 21 months. Excluding the project owned by one of the Funds, we estimate the total additional cost to complete the construction of the six consolidated projects is approximately $337.1 million.
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
Other

•	In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds.

•
In March 2019, we amended and restated our $600 million unsecured credit facility to, among other things, extend the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six month periods, and increased the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions.

•	In February and March 2019, we repaid a total of approximately $439.3 million of secured conventional mortgage debt.

•	In June 2019, we issued $600 million of senior unsecured notes due July 1, 2029 under our existing shelf registration statement.

•	In October 2019, we issued $300 million of senior unsecured notes due November 1, 2049 under our existing shelf registration statement.

•
In late October 2019, we redeemed all of our 4.78% $250 million Senior Notes due 2021 and prepaid our 4.38% $45.3 million secured mortgage notes due 2045. In connection with these transactions, we will record an approximate $12 million charge in the fourth quarter of 2019.

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
As of September 30, 2019, we had approximately $157.2 million in cash and cash equivalents and $891.1 million available under our $900 million unsecured credit facilities. As of September 30, 2019 and through the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under our 2017 ATM program. Upon our redemption of the $250 million Senior Notes subsequent to quarter-end as discussed above, we do not have any debt maturing for the remainder of 2019 through 2021. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2019		December 31, 2018
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	8,749	25	8,749	25
Washington, D.C. Metro	6,862	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	2,929	10
Austin, Texas	3,686	11	3,360	10
Orlando, Florida	3,594	10	3,594	10
Charlotte, North Carolina	3,104	14	3,076	13
Raleigh, North Carolina	3,054	8	3,054	8
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,658	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Corpus Christi, Texas	902	3	902	3
Total Operating Properties	56,271	165	55,160	161
Properties Under Construction
Houston, Texas	505	2	271	1
Atlanta, Georgia	365	1	365	1
Orlando, Florida	360	1	360	1
Phoenix, Arizona	343	1	441	1
Denver, Colorado	233	1	233	1
San Diego/Inland Empire, California	132	1	—	—
Charlotte, North Carolina	—	—	28	1
Total Properties Under Construction	1,938	7	1,698	6
Total Properties	58,209	172	56,858	167

	September 30, 2019		December 31, 2018
	Apartment Homes	Properties	Apartment Homes	Properties
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas (2)	2,756	9	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Corpus Christi, Texas	270	1	270	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,517	23	7,283	22
Total Properties Fully Consolidated	50,692	149	49,575	145

(1)	Refer to Note 8, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

(2)	Includes a property under development owned by one of the Funds. See communities under construction below for details.
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. We had no properties reach stabilization during the three months ended September 30, 2019.
Completed Construction in Lease-Up
At September 30, 2019, we had three consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 10/30/2019	Date of Construction Completion	Estimated Date of Stabilization
Camden McGowen Station
Houston, TX (2)	315	$91.1	92%	4Q18	4Q19
Camden North End I
Phoenix, AZ	441	98.6	77%	1Q19	2Q20
Camden Grandview II
Charlotte, NC	28	22.5	71%	1Q19	4Q19
Total	784	$212.2

(1)	Excludes leasing costs, which are expensed as incurred.

(2)	Reached stabilization subsequent to quarter-end.
Properties Under Development
Our condensed consolidated balance sheet at September 30, 2019 included approximately $440.9 million related to properties under development and land. Of this amount, approximately $334.9 million related to our projects currently under construction. In addition, we had approximately $106.0 million invested primarily in land held for future development related to projects we currently expect to begin construction.

Communities Under Construction. At September 30, 2019, we had six consolidated properties and one unconsolidated property held by one of the funds, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden RiNo
Denver, CO	233	$75.0	$57.1	$57.1	2Q20	4Q20
Camden Downtown I
Houston, TX	271	132.0	113.2	113.2	3Q20	1Q21
Camden Lake Eola
Orlando, FL	360	120.0	63.1	63.1	3Q20	3Q21
Camden Buckhead
Atlanta, GA	365	160.0	43.4	43.4	3Q21	2Q22
Camden North End II
Phoenix, AZ	343	90.0	25.2	25.2	4Q21	2Q22
Camden Hillcrest
San Diego, CA	132	95.0	32.9	32.9	3Q21	2Q22
Total	1,704	$672.0	$334.9	$334.9

Unconsolidated Community Under Construction
Camden Cypress Creek II (1)
Cypress, TX	234	$38.0	$5.1	$5.1	1Q21	3Q21

(1)	Property owned through an unconsolidated joint venture in which we own a 31.3% interest.

Development Pipeline Communities. At September 30, 2019, we had the following consolidated multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Atlantic
Plantation, FL	269	$100.0	$18.0
Camden Hayden II
Tempe, AZ	400	110.0	21.3
Camden NoDa
Charlotte, NC	400	100.0	13.5
Camden Arts District
Los Angeles, CA	354	150.0	26.4
Camden Paces III
Atlanta, GA	350	100.0	15.5
Camden Downtown II
Houston, TX	271	145.0	11.3
Total	2,044	$705.0	$106.0

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average monthly property revenue per apartment home	$1,781	$1,714	$1,755	$1,689
Annualized total property expenses per apartment home	$7,694	$7,474	$7,595	$7,336
Weighted average number of operating apartment homes owned 100%	48,801	47,010	48,441	46,682
Weighted average occupancy of operating apartment homes owned 100%	96.2%	95.8%	96.0%	95.6%

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

Reconciliations of net income to NOI for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$44,782	$39,990	$128,045	$120,387
Less: Fee and asset management income	(2,139)	(1,827)	(5,849)	(5,651)
Less: Interest and other income	(1,485)	(385)	(2,114)	(1,669)
Less: Income on deferred compensation plans	(780)	(3,539)	(14,992)	(3,769)
Plus: Property management expense	6,154	6,303	18,904	19,415
Plus: Fee and asset management expense	1,316	1,140	4,022	3,193
Plus: General and administrative expense	13,458	12,618	40,027	37,113
Plus: Interest expense	20,719	21,235	60,538	62,216
Plus: Depreciation and amortization expense	85,814	76,476	250,734	222,269
Plus: Expense on deferred compensation plans	780	3,539	14,992	3,769
Less: Equity in income of joint ventures	(2,133)	(1,943)	(5,954)	(5,644)
Plus: Income tax expense	313	330	709	1,098
Net operating income	$166,799	$153,937	$489,062	$452,727

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and nine months ended September 30, 2019 as compared to the same periods in 2018:

($ in thousands)	Apartment Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2019	2019	2018	$	%	2019	2018	$	%
Property revenues:
Same store communities	42,618	$218,393	$210,766	$7,627	3.6%	$645,926	$623,712	$22,214	3.6%
Non-same store communities	5,586	36,423	27,740	8,683	31.3	103,100	78,006	25,094	32.2
Development and lease-up communities	2,488	3,730	1,128	2,602	*	9,318	1,399	7,919	*
Dispositions/other	—	2,126	2,136	(10)	(0.5)	6,656	6,469	187	2.9
Total property revenues	50,692	$260,672	$241,770	$18,902	7.8%	$765,000	$709,586	$55,414	7.8%

($ in thousands)	Apartment Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2019	2019	2018	$	%	2019	2018	$	%
Property expenses:
Same store communities	42,618	$78,453	$77,066	$1,387	1.8%	$232,407	$226,680	$5,727	2.5%
Non-same store communities	5,586	12,730	9,598	3,132	32.6	36,068	27,226	8,842	32.5
Development and lease-up communities	2,488	1,840	556	1,284	*	4,961	750	4,211	*
Dispositions/other	—	850	613	237	38.7	2,502	2,203	299	13.6
Total property expenses	50,692	$93,873	$87,833	$6,040	6.9%	$275,938	$256,859	$19,079	7.4%
Property NOI:
Same store communities	42,618	$139,940	$133,700	$6,240	4.7%	$413,519	$397,032	$16,487	4.2%
Non-same store communities	5,586	23,693	18,142	5,551	30.6	67,032	50,780	16,252	32.0
Development and lease-up communities	2,488	1,890	572	1,318	*	4,357	649	3,708	*
Dispositions/other	—	1,276	1,523	(247)	(16.2)	4,154	4,266	(112)	(2.6)
Total property NOI	50,692	$166,799	$153,937	$12,862	8.4%	$489,062	$452,727	$36,335	8.0%
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

Same Store Analysis
Same store property NOI increased approximately $6.2 million and $16.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases were due to an increase of approximately $7.6 million and $22.2 million in same store property revenues for the three and nine months ended September 30, 2019, respectively, partially offset by increases of approximately $1.4 million and $5.7 million in same store property expenses for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018.
The $7.6 million increase in same store property revenues during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase of approximately $7.2 million in rental revenues primarily from a 3.5% increase in average rental rates and an approximate $0.5 million increase in income from our bulk internet rebilling program during the three months ended September 30, 2019, as compared to the same period in 2018. The $22.2 million increase in same store property revenues during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase of approximately $21.1 million in rental revenues primarily from a 3.4% increase in average rental rates, an approximate $1.2 million increase in income from our bulk internet rebilling program and an approximate $0.5 million increase in other utility rebilling programs during the nine months ended September 30, 2019, as compared to the same period in 2018. The increase for the nine months ended September 30, 2019 was partially offset by an approximate $0.6 million decrease in other miscellaneous income as compared to the same period in 2018.
The $1.4 million increase in same store property expenses during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to higher salary expenses of approximately $1.1 million, higher repair and maintenance expense of approximately $0.7 million, and higher property insurance, general administrative and other miscellaneous expenses of approximately $0.5 million. These increases for the three months ended September 30, 2019 were partially offset by an approximate $0.9 million decrease in real estate taxes as a result of decreased tax rates at a number of our communities as compared to the same period in 2018. The $5.7 million increase in same store property expenses during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to higher salary expenses of approximately $2.5 million, higher real estate taxes of approximately $1.8 million as a result of increased property valuations at a number of our communities as compared to the same period in 2018, higher property insurance expense of approximately $0.8 million, and higher repair and maintenance expense of approximately $0.5 million.

Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $6.9 million and $20.0 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases were due to an increase of approximately $11.3 million and $33.0 million in revenues, partially offset by an increase of approximately $4.4 million and $13.0 million in expenses, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of three operating properties during 2018 and two operating properties during the nine months ended September 30, 2019, one operating property reaching stabilization during 2018 and two operating properties reaching stabilization during the nine months ended September 30, 2019. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease-up of one property during 2018 and two properties during the nine months ended September 30, 2019.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

	For the three months ended September 30, 2019 as compared to 2018	For the nine months ended September 30, 2019 as compared to 2018
(in millions)
Property Revenues:
Revenues from acquisitions	$5.6	$14.2
Revenues from non-same store stabilized properties	2.6	9.3
Revenues from development and lease-up properties	2.6	7.9
Other	0.5	1.6
	$11.3	$33.0
Property Expenses:
Expenses from acquisitions	$2.4	$6.4
Expenses from non-same store stabilized properties	0.5	2.0
Expenses from development and lease-up properties	1.3	4.2
Other	0.2	0.4
	$4.4	$13.0
Property NOI:
NOI from acquisitions	$3.2	$7.8
NOI from non-same store stabilized properties	2.1	7.3
NOI from development and lease-up properties	1.3	3.7
Other	0.3	1.2
	$6.9	$20.0
Non-Property Income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Fee and asset management	$2,139	$1,827	$312	17.1%	$5,849	$5,651	$198	3.5%
Interest and other income	1,485	385	1,100	*	2,114	1,669	445	26.7
Income on deferred compensation plans	780	3,539	(2,759)	*	14,992	3,769	11,223	*
Total non-property income	$4,404	$5,751	$(1,347)	(23.4)%	$22,955	$11,089	$11,866	107%
*    Not a meaningful percentage.
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third-party construction projects, increased approximately $0.3 million and $0.2 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases were primarily due to increases in property revenues by the operating properties of the Funds, which resulted in higher property management fees and higher fees earned related to increased construction and development activity for one land holding held by one of the Funds. Third-party construction activity was also higher during the three months ended September 30, 2019 but was lower during the nine months ended September 30, 2019 as compared to the same periods in 2018.

Interest and other income increased approximately $1.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases primarily related to higher interest income earned on investments in cash and cash equivalents due to maintaining higher average cash balances and higher other income.
Our deferred compensation plans recognized income of approximately $0.8 million and $3.5 million during the three months ended September 30, 2019 and 2018, respectively, and income of approximately $15.0 million and $3.8 million during the nine months ended September 30, 2019 and 2018, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Property management	$6,154	$6,303	$(149)	(2.4)%	$18,904	$19,415	$(511)	(2.6)%
Fee and asset management	1,316	1,140	176	15.4	4,022	3,193	829	26.0
General and administrative	13,458	12,618	840	6.7	40,027	37,113	2,914	7.9
Interest	20,719	21,235	(516)	(2.4)	60,538	62,216	(1,678)	(2.7)
Depreciation and amortization	85,814	76,476	9,338	12.2	250,734	222,269	28,465	12.8
Expense on deferred compensation plans	780	3,539	(2,759)	*	14,992	3,769	11,223	*
Total other expenses	$128,241	$121,311	$6,930	5.7%	$389,217	$347,975	$41,242	11.9%

*	Not a meaningful percentage.
Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These decreases primarily related to lower discretionary expenses and lower incentive compensation expenses due to a decrease in amortization costs as a result of having substantially only three-year awards outstanding during the three and nine months ended September 30, 2019 as compared to having three-year and five-year awards outstanding during the same periods in 2018. These decreases were partially offset by higher salaries and benefit costs during the three and nine months ended September 30, 2019 as compared to the same periods in 2018. Property management expenses were 2.4% and 2.6% of total property revenues for the three months ended September 30, 2019 and 2018, respectively, and were 2.5% and 2.7% of total property revenues for the nine months ended September 30, 2019 and 2018, respectively.
Fee and asset management expense from property management, asset management, construction, and development activities of our joint ventures and our third-party projects increased approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases were primarily due to higher expenses incurred as a result of development activity relating to one land holding held by one of the Funds and higher expenses relating to an increase in third-party construction activity during the three and nine months ended September 30, 2019 as compared to the same periods in 2018.
General and administrative expense increased approximately $0.8 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases were primarily related to higher salary and benefit costs and higher professional fees and information technology costs as compared to the same periods in 2018. Excluding income on deferred compensation plans, general and administrative expenses were 5.1% and 5.2% of total revenues for the three months ended September 30, 2019 and 2018, respectively, and were 5.2% of total revenues for each of the nine months ended September 30, 2019 and 2018, respectively.
Interest expense decreased approximately $0.5 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These decreases were primarily due to the repayment of $380 million of secured conventional mortgage notes in October 2018, and the repayment of approximately $439.3 million of secured conventional mortgage debt in the first quarter of 2019. The decrease for the three months ended September 30, 2019 was also due to higher capitalized interest resulting from higher average balances in our development pipeline. These decreases were partially offset by the issuance of a $100 million unsecured floating rate term loan in September 2018, the issuance of $400 million, 3.74% senior unsecured notes in October 2018, and the issuance of $600 million, 3.67% senior unsecured notes in June 2019. The decrease for the nine months ended September 30, 2019 was further offset by lower capitalized interest during the nine months ended September 30, 2019 resulting from lower average balances in our development pipeline and an increase in interest expense recognized on our unsecured credit facility due to having higher balances outstanding during the nine months ended September 30, 2019 as compared to the same period in 2018.

Depreciation and amortization expense increased approximately $9.3 million and $28.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases were primarily due to the acquisition of one operating property in September 2018 and one operating property in each of February and May 2019. These increases were also due to the completion of units in our development pipeline, the completion of repositions, and the partial completion of redevelopments during 2019 and 2018.
Our deferred compensation plans incurred expenses of approximately $0.8 million and $3.5 million during the three months ended September 30, 2019 and 2018, respectively, and expenses of approximately $15.0 million and $3.8 million during the nine months ended September 30, 2019 and 2018, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Equity in income of joint ventures	$2,133	$1,943	$190	9.8%	$5,954	$5,644	$310	5.5%
Income tax expense	$(313)	$(330)	$17	(5.2)%	$(709)	$(1,098)	$389	(35.4)%
Equity in income of joint ventures increased approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. These increases were primarily due to increases in earnings from the operating properties owned by the Funds.
Income tax expense was relatively flat for the three months ended September 30, 2019 and decreased approximately $0.4 million for the nine months ended September 30, 2019 as compared to the same periods in 2018. The decrease for the nine months ended September 30, 2019 was primarily due to lower state taxes and lower taxable income due to lower third-party construction activities in a taxable REIT subsidiary. The decrease for the nine months ended September 30, 2019 was also due to an approximate $0.1 million state income tax refund received during the three months ended March 31, 2019.
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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Funds from operations
Net income attributable to common shareholders	$43,597	$38,866	$124,609	$116,932
Real estate depreciation and amortization	83,437	74,841	244,908	217,416
Adjustments for unconsolidated joint ventures	2,245	2,239	6,736	6,743
Income allocated to non-controlling interests	1,225	1,124	3,549	3,455
Funds from operations	$130,504	$117,070	$379,802	$344,546

Less: recurring capitalized expenditures	(20,242)	(19,849)	(51,063)	(49,038)
Adjusted funds from operations	$110,262	$97,221	$328,739	$295,508

Weighted average shares – basic	98,959	95,257	98,259	95,190
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	107	160	116	143
Common units	1,753	1,821	1,754	1,861
Weighted average shares – diluted	100,819	97,238	100,129	97,194

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 7.2 and 6.4 times for the three months ended September 30, 2019 and 2018, respectively, and 7.2 and 6.4 times for the nine months ended September 30, 2019 and 2018, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense from continuing operations. Approximately 98.9% and 81.0% of our properties were unencumbered at September 30, 2019 and 2018, respectively. Our weighted average maturity of debt was approximately 5.6 years at September 30, 2019.
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

Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2019 and 2018:

Net cash from operating activities was approximately $408.4 million during the nine months ended September 30, 2019 as compared to approximately $376.0 million for the same period in 2018. The increase was primarily due to the growth attributable to our same store, non-same store, and development and lease-up communities and changes in our operating accounts. These increases were partially offset by the settlement of our forward interest rate swaps in June 2019. See further discussions of our 2019 operations as compared to 2018 in "Results of Operations."

Net cash used in investing activities during the nine months ended September 30, 2019 totaled approximately $529.5 million as compared to $551.8 million during the same period in 2018. Cash outflows during the nine months ended September 30, 2019 primarily related to cash outflows for property development and capital improvements of approximately $300.7 million, the acquisition of two operating properties located in Scottsdale, Arizona and Austin, Texas for approximately $214.2 million, and increases in non-real estate assets of $13.8 million. Cash outflows during the nine months ended September 30, 2018 primarily related to the acquisition of three operating properties located in Orlando and St. Petersburg, Florida for approximately $290.0 million, cash outflows for property development and capital improvements of approximately $272.3 million and increases in non-real estate assets of $12.4 million. These outflows in 2018 were partially offset by proceeds from the sale of land of approximately $11.3 million and a net decrease in notes receivable of $9.5 million. The increase in property development and capital improvements for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the acquisition of two development properties in 2019 compared to one development property in 2018, the timing and completion of five consolidated operating properties during 2018 and the nine months ended September 30, 2019, and the completion of repositions at several of our operating properties. The property development and capital improvements during the nine months ended September 30, 2019 and 2018, included the following:

	Nine Months Ended September 30,
(in millions)	2019	2018
Expenditures for new development, including land	$162.3	$140.9
Capital expenditures	58.1	58.8
Reposition expenditures	47.1	35.9
Capitalized interest, real estate taxes, and other capitalized indirect costs	18.6	19.1
Redevelopment expenditures	14.6	17.6
Total	$300.7	$272.3
Net cash from financing activities totaled approximately $240.4 million for the nine months ended September 30, 2019 as compared to net cash used of approximately $183.4 million during the same period in 2018. Cash inflows during the nine months ended September 30, 2019 primarily related to net proceeds of approximately $593.4 million from the issuance of $600.0 million senior unsecured notes in June 2019, as well as net proceeds of approximately $328.4 million from the issuance of approximately 3.4 million common shares through an underwritten equity offering completed in February 2019. These cash inflows during 2019 were partially offset by the repayment of approximately $439.3 million of secured conventional mortgage debt, as well as $236.5 million used for the distributions to common shareholders and non-controlling interest holders. Cash outflows for the nine months ended September 30, 2018 primarily related to approximately $223.0 million used for the distributions to common shareholders and non-controlling interest holders and approximately $14.7 million used for the repurchase of our common shares and redemption of units. These cash outflows during 2018 were partially offset by net proceeds from our unsecured line of credit and other short-term borrowings of $54.0 million.

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
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2019, we did not have any amounts outstanding on our credit facility and we had outstanding letters of credit totaling approximately $8.9 million, leaving approximately $891.1 million available under our credit facility.
In October 2019, we issued $300 million senior unsecured notes due November 1, 2049 under our existing shelf registration statement. In late October 2019, we redeemed $250 million senior unsecured notes due 2021, prepaid a $45.3 million secured conventional note due 2045, and have no debt reaching maturity for the remainder of 2019 through 2021. We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds, which we used to acquire one operating property in Scottsdale, Arizona, and repay amounts on our unsecured line of credit and certain secured conventional mortgage debt. At September 30, 2019, we had approximately 96.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program") in amounts and at times as we determine into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time-to-time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. For the three and nine months ended September 30, 2019, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $312.8 million remaining available for sale under the 2017 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. As of the date of this filing, we did not have any debt maturing during the remainder of 2019 through 2021. See Note 9, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
We currently estimate the additional cost to complete the construction of six consolidated projects to be approximately $337.1 million. Of this amount, we expect to incur costs between approximately $55 million and $56 million during the remainder of 2019 and to incur the remaining costs during 2020 through 2021. Additionally, during the remainder of 2019, we expect to incur costs between approximately $7 million and $9 million related to the start of new development activities, between approximately $14 million and $17 million related to repositions and revenue enhancing expenditures, between approximately $9 million to $12 million related to additional redevelopment expenditures and between approximately $19 million to $21 million related to additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In September 2019, our Board of Trust Managers declared a quarterly dividend of $0.80 per common share to our common shareholders of record as of September 30, 2019. The quarterly dividend was subsequently paid on October 17, 2019, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2019, our annualized dividend rate would be $3.20 per share or unit.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At September 30, 2019, our unconsolidated joint ventures had outstanding debt of approximately $514.1 million, of which our proportionate share was approximately $160.9 million. As of September 30, 2019, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.
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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued or adopted during the nine months ended September 30, 2019.
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
Changes in Internal Controls. In the third quarter of 2019, we completed the first phase of a multi-year implementation of a new cloud-based enterprise planning system which replaced our existing financial accounting systems and had a material effect on our internal control over financial reporting. This phase of implementation was subject to extensive testing and data reconciliation and we updated the processes and controls comprising our internal control over financial reporting, as necessary, to accommodate and monitor the related changes to our accounting procedures and business processes. We maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during our most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended September 30, 2019.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

3.1	Fourth Amended and Restated Bylaws of Camden Property Trust (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed on July 24, 2019 (File No. 1-12110).)

4.1	Form of Camden Property Trust 3.350% Note due 2049. (Incorporated herein by reference to Exhibit 4.5 to Form 8-K filed by Camden Property Trust on October 7, 2019 (File No. 1-12110).)

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 1, 2019

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 1, 2019

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	November 1, 2019
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer