Form 10-K
period 2019-12-31
CAMDEN PROPERTY TRUST
filed 2020-02-20
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $10,045,538,849 based on a June 28, 2019 share price of $104.39.
On February 13, 2020, 97,326,277 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 13, 2020 are incorporated by reference in Part III.

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
Narrative Description of Business
As of December 31, 2019, we owned interests in, operated, or were developing 172 multifamily properties comprised of 58,315 apartment homes across the United States. Of the 172 properties, eight properties were under construction and will consist of a total of 2,208 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
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

We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our at-the-market ("ATM") share offering programs, other unsecured borrowings, or secured mortgages.
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
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections, maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type such that lease expirations are matched to each property's seasonal rental patterns. We generally offer leases ranging from twelve to fifteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to residents' changing needs and a high level of satisfaction.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships, including limited liability companies, through which we own an indirect economic interest in less than 100% of the community or land owned by the joint venture or partnership. We account for three investment funds (collectively, the "Funds") utilizing the equity method of accounting. As of December 31, 2019, we had two discretionary investment funds, which are closed to future investments, and a third fund which we formed in March 2015 and, as amended, may be utilized for future multifamily investments of up to $360 million. See Note 8, “Investments in Joint Ventures,” and Note 14, “Commitments and Contingencies,” in the notes to the Consolidated Financial Statements for further discussion of our investments in joint ventures.
Competition
There are numerous housing alternatives which compete with our communities in attracting residents. Our properties compete directly with other multifamily properties as well as condominiums, single-family homes, third-party providers of short-term rentals and serviced apartments, which are available for rent or purchase in the markets in which our communities are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes or on the rents realized at our present properties or any newly developed or acquired property.
Employees
At December 31, 2019, we had approximately 1,650 employees, including executive, administrative, and community personnel.
Qualification as a Real Estate Investment Trust
As of December 31, 2019, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, with the exception of our taxable REIT subsidiaries, we will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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
We intend to continue to develop, redevelop and construct multifamily apartment communities for our portfolio. In 2020, we expect to incur costs between approximately $220 million and $240 million related to the construction of seven consolidated projects. Additionally, during 2020, we expect to incur costs between approximately $65 million and $75 million related to the start of new development activities, between approximately $52 million and $56 million related to repositions and revenue enhancing expenditures of existing properties and between approximately $16 million and $20 million in extensive redevelopment expenditures of existing properties. Our development, redevelopment and construction activities may be exposed to a number of risks which may increase our construction costs and decrease our profitability, including the following:

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
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including, but not limited to, the possibility the other joint venture partner may have business goals which are inconsistent with ours, possess the ability to take or force action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement. We account for three investment funds (collectively, the "Funds") utilizing the equity method of accounting. As of December 31, 2019, we had two discretionary investment funds, and in March 2015, we completed the formation of a third fund with an unaffiliated third party which did not own any properties in 2019, 2018, or 2017. The risks associated with our Funds, which we manage as the general partner and advisor, include, but are not limited to, the following:

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

Changes in rent control or rent stabilization laws and regulations could adversely affect our operations and property values.
Certain states and local municipalities have recently adopted rent control or rent stabilization laws and regulations, imposing restrictions on amounts of rent increases which may be charged based solely on market conditions.  There are a number of additional states and local municipalities in which we operate also considering or being urged by advocacy groups to consider imposing rent control or rent stabilization laws and regulations.  Such laws and regulations could limit our ability to increase rents, charge certain fees, evict residents, or recover increases in our operating expenses and could make it more difficult to dispose of properties in certain circumstances. The terms of laws and regulations recently enacted, future laws and regulations which may be enacted, as well as any lawsuits against the Company arising from such issues, could have a significant adverse impact on our results of operations and could reduce the value of our operating properties.
Failure to qualify as a REIT could have adverse consequences.

We may not continue to qualify as a REIT in the future. Also, the Internal Revenue Service may challenge our qualification as a REIT for prior years. If we fail to qualify as a REIT in any taxable year, we may be subject to federal and state income taxes for such year. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years and may be subject to federal and state income taxes in those years as well. This may also impair our ability to expand our business and raise capital which may adversely affect the value of our common shares.

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
Tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service, the U.S. Department of Treasury, and by various state and local tax authorities. Future changes in tax laws, including to administrative interpretations, enacted tax rates, or new pronouncements relating to accounting for income taxes could adversely affect us in a number of ways, including making it more difficult or more costly for us to qualify as a REIT.
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
A certain number of our properties are located in areas which have experienced and may in the future experience catastrophic weather and other natural events from time to time, including fires, snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding or other severe weather, or other environmental events. These adverse weather or natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, anticipated future revenue from the property, and could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business, financial condition and results of operations.

The implementation of future enhancements to our new enterprise resource planning system could interfere with our business and operations.
We have completed the first phase of a multi-year implementation of an enterprise resource planning (ERP) system which replaced our previous financial accounting system. This ERP system maintains our books and records, records transactions, and provides important information relating to the operations of our business to our management. The implementation of this ERP system has required, and will continue to require, the investment of significant personnel and financial resources. While we have invested, and will continue to invest, significant resources in planning and project management, issues may arise during the implementation of future enhancements which may result in operational or financial reporting delays, increased costs or other difficulties not presently contemplated.  Any disruptions, delays or deficiencies in the design and implementation of future enhancements to the ERP system could have a materially adverse effect on our financial condition and results of operations.
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
As of December 31, 2019, we had outstanding debt of approximately $2.5 billion. This indebtedness could have adverse consequences, including, but not limited to, the following:

•	our vulnerability to general adverse economic and industry conditions is increased; and

•	our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.
Our unsecured credit facility and the indenture under which our unsecured debt was issued contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date, which could adversely affect our liquidity and increase our financing costs.
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
Substantially all of our income is derived from rental and other income from our multifamily communities. As a result, our performance depends in large part on our ability to collect rent from residents, which could be negatively affected by a number of factors, including, but not limited to, the following:

•	delay in resident lease commencements;

•	decline in occupancy;

•	failure of residents to make rental payments when due;

•	the attractiveness of our properties to residents and potential residents;

•	our ability to adequately manage and maintain our communities;

•	competition from other available apartments and housing alternatives;

•	changes in market rents;

•	increases in operating expenses; and

•	changes in governmental regulations such as rent control or stabilization laws regulating rental housing.
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
We are subject to the risk our unsecured indebtedness will not be renewed, repaid, or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to pay amounts due on our debt and make distributions to our shareholders.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
Our unsecured credit facility and unsecured term loan are indexed to the London Interbank Offered Rate ("LIBOR"). It is unclear whether LIBOR will continue to be calculated or published as a reference rate/benchmark after 2021. To address the potential for LIBOR’s cessation, the Federal Reserve Board and the Federal Reserve Bank of New York (FRBNY), in coordination with multiple other regulators and large industry participants, convened the Alternative Reference Rates Committee (“ARRC”). The ARRC has identified the Secured Overnight Financing Rate (SOFR) as the preferred successor rate for LIBOR. We are closely monitoring the progress of the phase-out of LIBOR and incorporating relatively standardized fallback language into our LIBOR-indexed debt documents for transitioning to an alternative index (which is defined to be the index that becomes generally used by lenders and other market participants) and a spread adjustment mechanism to prevent lenders from receiving a lower rate upon transition. There is significant uncertainty with respect to how the phase-out will be implemented and what alternative index will be adopted, which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. These changes may have a material adverse impact on the availability of financing and on our financing costs.

Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our shareholders, and decrease our share price, if investors seek higher yields through other investments.
We have an unsecured credit facility and an unsecured term loan bearing interest at variable rates on all amounts drawn. We may incur mortgage debt or other additional variable rate debt in the future. Increases in interest rates would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates would adversely affect cash flow, net income, and cash available for payment of our debt obligations and distributions to shareholders.
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
Moody’s, Fitch, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of A3 with stable outlook, A- with stable outlook, and A- with stable outlook, respectively, on our senior unsecured debt as of December 31, 2019. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
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
Operating Properties (including properties held through unconsolidated joint ventures)
The 164 operating properties in which we owned interests and operated at December 31, 2019 averaged 959 square feet of living area per apartment home. For the year ended December 31, 2019, no single operating property accounted for greater than 1.5% of our total revenues. Our stabilized operating properties had a weighted average occupancy rate of approximately 96% for each of the years ended December 31, 2019 and 2018 and an average monthly rental revenue per apartment home of $1,562 and $1,502 for the same periods, respectively. Resident lease terms generally range from twelve to fifteen months. At December 31, 2019, 147 of our operating properties had over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2015-2019	25
2010-2014	18
2005-2009	33
2000-2004	42
1995-1999	36
Prior to 1995	10

Property Table
The following table sets forth information with respect to our 164 operating properties at December 31, 2019:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2019 Average Occupancy (1)	2019 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Chandler	2016	1,146	380	95.7%	$1,462
Camden Copper Square	2000	786	332	96.4	1,223
Camden Foothills	2014	1,032	220	95.8	1,682
Camden Hayden	2015	1,043	234	94.9	1,527
Camden Legacy	1996	1,067	428	95.0	1,384
Camden Montierra	1999	1,071	249	96.8	1,412
Camden North End (3)	2019	921	441	Lease-Up	1,607
Camden Old Town Scottsdale (4)	2016	890	316	94.1	1,719

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2019 Average Occupancy (1)	2019 Average Monthly Rental Rate per Apartment (2)
Camden Pecos Ranch	2001	924	272	96.6%	$1,199
Camden San Marcos	1995	984	320	97.2	1,337
Camden San Paloma	1993/1994	1,042	324	96.9	1,352
Camden Sotelo	2008/2012	1,303	170	95.6	1,551
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	96.8	2,119
Camden Glendale	2015	882	303	95.2	2,486
Camden Harbor View (5)	2004	981	546	94.7	2,659
Camden Main and Jamboree	2008	1,011	290	96.3	2,133
Camden Martinique	1986	795	714	96.2	1,858
Camden Sea Palms	1990	891	138	96.1	2,169
The Camden	2016	768	287	95.5	3,202
San Diego/Inland Empire
Camden Landmark	2006	982	469	95.6	1,672
Camden Old Creek	2007	1,037	350	96.7	2,235
Camden Sierra at Otay Ranch	2003	962	422	94.2	2,053
Camden Tuscany	2003	896	160	95.1	2,643
Camden Vineyards	2002	1,053	264	96.4	1,808
COLORADO
Denver
Camden Belleview Station	2009	888	270	95.9	1,507
Camden Caley	2000	925	218	94.9	1,516
Camden Denver West	1997	1,015	320	96.7	1,794
Camden Flatirons	2015	960	424	96.1	1,670
Camden Highlands Ridge	1996	1,149	342	95.3	1,784
Camden Interlocken	1999	1,010	340	95.9	1,693
Camden Lakeway	1997	932	451	95.4	1,595
Camden Lincoln Station	2017	844	267	96.3	1,602
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	97.3	1,736
Camden College Park	2008	942	508	96.4	1,614
Camden Dulles Station	2009	978	382	97.2	1,806
Camden Fair Lakes	1999	1,056	530	96.8	1,875
Camden Fairfax Corner	2006	934	489	96.7	1,946
Camden Fallsgrove	2004	996	268	96.7	1,810
Camden Grand Parc	2002	672	105	95.9	2,564
Camden Lansdowne	2002	1,006	690	96.8	1,685
Camden Largo Town Center	2000/2007	1,027	245	96.1	1,684
Camden Monument Place	2007	856	368	96.6	1,669
Camden NoMa	2014	770	321	96.4	2,268
Camden NoMa II	2017	759	405	95.7	2,349
Camden Potomac Yard (5)	2008	835	378	95.7	2,057

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2019 Average Occupancy (1)	2019 Average Monthly Rental Rate per Apartment (2)
Camden Roosevelt	2003	856	198	95.5%	$2,893
Camden Russett	2000	992	426	95.9	1,511
Camden Shady Grove (6)	2018	877	457	95.8	1,739
Camden Silo Creek	2004	975	284	97.2	1,672
Camden South Capitol (7)	2013	821	281	96.4	2,324
Camden Washingtonian (6)	2018	871	365	96.3	1,718
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	95.7	1,987
Camden Boca Raton	2014	843	261	96.4	1,964
Camden Brickell (5)	2003	937	405	94.5	2,123
Camden Doral	1999	1,120	260	97.3	1,958
Camden Doral Villas	2000	1,253	232	97.0	2,092
Camden Las Olas (5)	2004	1,043	420	93.8	2,093
Camden Plantation	1997	1,201	502	96.4	1,709
Camden Portofino	1995	1,112	322	96.6	1,776
Orlando
Camden Hunter’s Creek	2000	1,075	270	97.0	1,466
Camden Lago Vista	2005	955	366	96.9	1,346
Camden LaVina	2012	970	420	95.9	1,364
Camden Lee Vista	2000	937	492	95.9	1,296
Camden North Quarter	2016	806	333	95.2	1,576
Camden Orange Court	2008	817	268	96.0	1,376
Camden Thornton Park	2016	920	299	95.1	1,882
Camden Town Square	2012	983	438	96.8	1,404
Camden Waterford Lakes (7)	2014	971	300	96.1	1,454
Camden World Gateway	2000	979	408	96.8	1,360
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	95.5	1,234
Camden Montague	2012	975	192	96.4	1,358
Camden Pier District	2016	989	358	96.1	2,490
Camden Preserve	1996	942	276	95.2	1,459
Camden Royal Palms	2006	1,017	352	95.9	1,244
Camden Visconti (7)	2007	1,125	450	95.7	1,377
Camden Westchase Park	2012	992	348	96.9	1,454
GEORGIA
Atlanta
Camden Brookwood	2002	912	359	95.9	1,432
Camden Buckhead Square	2015	827	250	95.9	1,589
Camden Creekstone	2002	990	223	97.0	1,385
Camden Deerfield	2000	1,187	292	95.9	1,432
Camden Dunwoody	1997	1,007	324	96.5	1,363
Camden Fourth Ward	2014	847	276	97.2	1,730

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2019 Average Occupancy (1)	2019 Average Monthly Rental Rate per Apartment (2)
Camden Midtown Atlanta	2001	935	296	96.4%	$1,532
Camden Paces	2015	1,407	379	96.1	2,724
Camden Peachtree City	2001	1,027	399	96.7	1,320
Camden Phipps (7)	1996	1,018	234	95.8	1,563
Camden Shiloh	1999/2002	1,143	232	97.1	1,325
Camden St. Clair	1997	999	336	96.0	1,376
Camden Stockbridge	2003	1,009	304	96.1	1,135
Camden Vantage	2010	901	592	95.6	1,462
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,048	400	95.9	1,290
Camden Cotton Mills	2002	905	180	95.8	1,485
Camden Dilworth	2006	857	145	95.9	1,467
Camden Fairview	1983	1,036	135	96.6	1,204
Camden Foxcroft	1979	940	156	96.9	1,073
Camden Foxcroft II	1985	874	100	96.4	1,183
Camden Gallery	2017	743	323	96.2	1,583
Camden Grandview	2000	1,059	266	96.1	1,685
Camden Grandview II (3)	2019	2,242	28	Lease-Up	3,968
Camden Sedgebrook	1999	972	368	96.7	1,141
Camden South End	2003	882	299	94.8	1,454
Camden Southline (7)	2015	831	266	96.4	1,572
Camden Stonecrest	2001	1,098	306	96.4	1,324
Camden Touchstone	1986	899	132	96.4	1,091
Raleigh
Camden Asbury Village (7)	2009	1,009	350	96.0	1,249
Camden Carolinian (3)(4)	2017	1,118	186	Lease-Up	2,331
Camden Crest	2001	1,013	438	97.1	1,068
Camden Governor’s Village	1999	1,046	242	96.1	1,112
Camden Lake Pine	1999	1,066	446	96.6	1,189
Camden Manor Park	2006	966	484	96.1	1,168
Camden Overlook	2001	1,060	320	96.5	1,278
Camden Reunion Park	2000/2004	972	420	95.2	1,079
Camden Westwood	1999	1,027	354	92.8	1,120
TEXAS
Austin
Camden Amber Oaks (7)	2009	862	348	96.5	1,121
Camden Amber Oaks II (7)	2012	910	244	96.3	1,178
Camden Brushy Creek (7)	2008	882	272	96.4	1,184
Camden Cedar Hills	2008	911	208	95.7	1,298
Camden Gaines Ranch	1997	955	390	96.8	1,459
Camden Huntingdon	1995	903	398	96.5	1,200

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2019 Average Occupancy (1)	2019 Average Monthly Rental Rate per Apartment (2)
Camden La Frontera	2015	901	300	95.7%	$1,256
Camden Lamar Heights	2015	838	314	95.7	1,528
Camden Rainey Street (4)	2016	873	326	94.3	2,264
Camden Shadow Brook (7)	2009	909	496	95.6	1,179
Camden Stoneleigh	2001	908	390	97.0	1,305
Dallas/Fort Worth
Camden Addison	1996	942	456	96.9	1,253
Camden Belmont	2010/2012	945	477	95.5	1,472
Camden Buckingham	1997	919	464	96.3	1,249
Camden Centreport	1997	911	268	96.2	1,209
Camden Cimarron	1992	772	286	96.7	1,244
Camden Design District (7)	2009	939	355	95.8	1,405
Camden Farmers Market	2001/2005	932	904	95.0	1,374
Camden Henderson	2012	967	106	97.0	1,541
Camden Legacy Creek	1995	831	240	96.7	1,303
Camden Legacy Park	1996	871	276	96.0	1,299
Camden Panther Creek (7)	2009	946	295	96.5	1,267
Camden Riverwalk (7)	2008	982	600	95.9	1,485
Camden Valley Park	1986	743	516	96.7	1,093
Camden Victory Park	2016	861	423	96.3	1,665
Houston
Camden City Centre	2007	932	379	94.2	1,500
Camden City Centre II	2013	868	268	95.7	1,515
Camden Cypress Creek (7)	2009	993	310	96.2	1,326
Camden Downs at Cinco Ranch (7)	2004	1,075	318	95.8	1,269
Camden Grand Harbor (7)	2008	959	300	95.2	1,188
Camden Greenway	1999	861	756	96.2	1,399
Camden Heights (7)	2004	927	352	95.3	1,503
Camden Highland Village (4)	2014/2015	1,175	552	88.0	2,438
Camden Holly Springs	1999	934	548	95.9	1,235
Camden McGowen Station (6)	2018	1,007	315	95.2	2,092
Camden Midtown	1999	844	337	95.3	1,547
Camden Northpointe (7)	2008	940	384	96.2	1,147
Camden Oak Crest	2003	870	364	96.1	1,136
Camden Park	1995	866	288	95.8	1,106
Camden Plaza	2007	915	271	94.4	1,594
Camden Post Oak	2003	1,200	356	95.3	2,460
Camden Royal Oaks	2006	923	236	93.6	1,366
Camden Royal Oaks II	2012	1,054	104	97.6	1,593
Camden Spring Creek (7)	2004	1,080	304	95.4	1,238
Camden Stonebridge	1993	845	204	95.8	1,116
Camden Sugar Grove	1997	921	380	95.4	1,200

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2019 Average Occupancy (1)	2019 Average Monthly Rental Rate per Apartment (2)
Camden Travis Street	2010	819	253	96.6%	$1,489
Camden Vanderbilt	1996/1997	863	894	96.1	1,437
Camden Whispering Oaks	2008	934	274	94.9	1,244
Camden Woodson Park (7)	2008	916	248	94.4	1,213
Camden Yorktown (7)	2008	995	306	95.7	1,188

(1)	Represents the average physical occupancy for the year except as noted.

(2)	The average monthly rental rate per apartment incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.

(3)	Property under lease-up at December 31, 2019.

(4)	Property acquired in 2019 - the average occupancy was calculated from the date the property was acquired.

(5)	Property under redevelopment at December 31, 2019.

(6)	Development property stabilized during 2019 - the average occupancy was calculated from the date at which the occupancy exceeded 90% through December 31, 2019.

(7)	Property owned through an unconsolidated joint venture in which we own a 31.3% interest. The remaining interest is owned by an unaffiliated third-party.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CPT." As of February 13, 2020, there were approximately 340 shareholders of record and 51,751 beneficial owners of our common shares.
In the first quarter of 2020, the Company's Board of Trust Managers declared a first quarter dividend of $0.83 per common share to our common shareholders of record as of March 31, 2020. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2020, our annualized dividend rate for 2020 would be $3.32 as compared to a dividend rate of $3.20 in 2019.
The following graph assumes the investment of $100 on December 31, 2014 and quarterly reinvestment of dividends, including a special dividend of $4.25 paid in September 2016.
(Source: S&P Global Market Intelligence)

Index	2015	2016	2017	2018	2019
Camden Property Trust	$107.92	$128.68	$145.81	$144.33	$179.26
FTSE NAREIT Equity	103.20	111.99	117.84	112.39	141.61
S&P 500	101.38	113.51	138.29	132.23	173.86
Russell 2000	95.59	115.95	132.94	118.30	148.49

In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. During the years ended December 31, 2019 and 2017, we issued approximately 0.2 million and 28.1 thousand common shares, respectively, under the 2017 ATM program for a total net consideration of approximately $24.8 million and $2.5 million, respectively. We did not sell any shares under the 2017 ATM Program during the year ended December 31, 2018. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
As of the date of this filing, we had common shares having an aggregate offering price of up to $287.7 million remaining available for sale under the 2017 ATM program. No additional shares were sold under the 2017 ATM program subsequent to December 31, 2019 through the date of this filing.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. During the year ended December 31, 2018, we repurchased 3,222 common shares for approximately $0.3 million. There were no repurchases under this program for the years ended December 31, 2017 or 2019 or through the date of this filing. The remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million as of the date of this filing.

Item 6. Selected Financial Data
The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ended December 31, 2015 through 2019. This data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Prior year amounts have been reclassified for discontinued operations.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL AND PROPERTY DATA

	Year Ended December 31,
(in thousands, except per share amounts and property data)	2019	2018	2017	2016	2015
Operating Data (a)
Property revenues	$1,028,461	$954,505	$900,896	$876,447	$835,618
Total property expenses	366,347	343,579	328,742	311,355	301,000
Total non-property income	33,480	2,797	27,795	14,577	7,332
Total other expenses	522,924	459,441	447,595	425,190	412,022
Income from continuing operations attributable to common shareholders	219,623	156,128	196,422	436,981	229,565
Net income attributable to common shareholders	219,623	156,128	196,422	819,823	249,315
Earnings per common share from continuing operations:
Basic	$2.23	$1.63	$2.14	$4.81	$2.55
Diluted	2.22	1.63	2.13	4.79	2.54
Total earnings per common share:
Basic	$2.23	$1.63	$2.14	$9.08	$2.77
Diluted	2.22	1.63	2.13	9.05	2.76
Distributions declared per common share	$3.20	$3.08	$3.00	$3.00	$2.80
Special dividend per common share (b)	$—	$—	$—	$4.25	$—
Balance Sheet Data (at end of year)
Total real estate assets, at cost (c)	$9,115,793	$8,328,475	$7,667,743	$7,376,690	$7,387,597
Total assets	6,748,504	6,219,586	6,173,748	6,028,152	6,037,612
Notes payable	2,524,099	2,321,603	2,204,598	2,480,588	2,724,687
Non-qualified deferred compensation share awards	—	52,674	77,230	77,037	79,364
Equity	3,701,724	3,385,104	3,484,714	3,095,553	2,892,896
Other Data
Cash flows provided by (used in):
Operating activities	$555,597	$503,747	$434,656	$443,063	$423,238
Investing activities	(792,445)	(640,921)	(189,754)	690,412	(293,235)
Financing activities	220,744	(197,028)	(112,923)	(904,237)	(273,231)
Funds from operations – diluted (d)	505,388	463,982	424,072	425,464	414,497
Adjusted funds from operations – diluted (d)	433,216	391,686	359,314	366,380	350,328
Property Data
Number of operating properties (at the end of year) (e)	164	161	155	152	172
Number of operating apartment homes (at end of year) (e)	56,107	55,160	53,033	52,793	59,792
Number of operating apartment homes (weighted average) (e) (f)	48,549	46,925	46,210	46,934	47,088
Weighted average monthly total property revenue per apartment home (a) (f)	$1,765	$1,695	$1,625	$1,556	$1,479
Properties under development (at end of period)	8	6	7	7	8

(a)
Excludes discontinued operations. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the Notes to Consolidated Financial Statements for further discussion of discontinued operations.

(b)
In addition to our 2016 quarterly dividends, our Board of Trust Managers declared a special dividend to our common shareholders of record as of September 23, 2016, consisting of gains on disposition of assets completed in 2016 which was paid on September 30, 2016.

(c)	Includes operating properties held for sale at net book value and excludes properties from discontinued operations and joint ventures for all periods presented.

(d)
Management considers Funds from Operations (“FFO”) and adjusted FFO ("AFFO") to be appropriate supplementary measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures to reflect FFO on the same basis. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties, and depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate investments between periods or to different companies. AFFO is calculated utilizing FFO less recurring capitalized expenditures which are necessary to help preserve the value of and maintain the functionality at our communities. We also consider AFFO to be a useful supplemental measure because it is frequently used by analysts and investors to evaluate a REIT's operating performance between periods or different companies. Our definition of recurring capital expenditures may differ from other REITs, and there can be no assurance our basis for computing this measure is comparable to other REITs. To facilitate a clear understanding of our consolidated historical operating results, we believe FFO and AFFO should be examined in conjunction with net income attributable to common shareholders as presented in the consolidated statements of income and comprehensive income and data included elsewhere in this report. FFO and AFFO are not defined by GAAP and should not be considered alternatives to net income attributable to common shareholders as an indication of our operating performance. Additionally, FFO and AFFO as disclosed by other REITs may not be comparable to our calculation. See "Funds from Operations and Adjusted FFO" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for reconciliations of net income attributable to common shareholders to FFO and AFFO.

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
Discussion of our year-to-date comparisons between 2019 and 2018 is presented below. Year-to-date comparisons between 2018 and 2017 can be found in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

•	Short-term leases expose us to the effects of declining market rents;

•	Competition could limit our ability to lease apartments or increase or maintain rental income;

•	We face risks associated with land holdings and related activities;

•	Development, redevelopment and construction risks could impact our profitability;

•	Investments through joint ventures and investment funds involve risks not present in investments in which we are the sole investor;

•	Competition could adversely affect our ability to acquire properties;

•	Our acquisition strategy may not produce the cash flows expected;

•	Changes in rent control or rent stabilization laws and regulations could adversely affect our operations and property values;

•	Failure to qualify as a REIT could have adverse consequences;

•	Tax laws have recently changed and may continue to change at any time, and any such legislative or other actions could have a negative effect on us;

•	Litigation risks could affect our business;

•	Damage from catastrophic weather and other natural events could result in losses;

•	The implementation of future enhancements to our new enterprise resource planning system could interfere with our business and operations;

•	A cybersecurity incident and other technology disruptions could negatively impact our business;

•	We have significant debt, which could have adverse consequences;

•	Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	Issuances of additional debt may adversely impact our financial condition;

•	We may be unable to renew, repay, or refinance our outstanding debt;

•	We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined;

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
Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2019, we owned interests in, operated, or were developing 172 multifamily properties comprised of 58,315 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Consolidated Results
Net income attributable to common shareholders was approximately $219.6 million for the year ended December 31, 2019 as compared to $156.1 million for the same period in 2018. The approximately $63.5 million, or 40.7% increase was primarily due to an increase from property operations relating to our existing operating, newly developed and acquired operating communities. The increase also related to gains recognized on dispositions in 2019, including two consolidated operating properties and our proportionate share of one operating property by one of our unconsolidated joint ventures. These increases were partially offset by an increase in depreciation expense and a loss on early retirement of debt.
Property Operations
Our results for the year ended December 31, 2019 reflect an increase in same store revenues of 3.7% as compared to 2018. These increases were primarily due to higher average rental rates which we believe was primarily attributable to improving job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level of homeownership rates. We believe the continued low levels of homeownership rates are mainly attributable to costs of obtaining mortgage loans as well as changing trends of certain age-sectors having a higher propensity to rent, all of which promote apartment rentals. We also believe U.S. economic and employment growth are likely to continue during 2020 and the supply of new multifamily homes will likely remain at manageable levels. If economic conditions were to worsen or any of these factors were to adversely change, our operating results could be adversely affected.
Construction Activity
At December 31, 2019, we had a total of eight projects under construction to be comprised of 2,208 apartment homes, including one development project to be comprised of 234 apartment homes owned by one of our unconsolidated discretionary investment funds in which we have a 31.3% ownership interest. Initial occupancies of these eight projects are currently scheduled to occur within the next 24 months. Excluding the project owned by one of the Funds, we estimate the additional cost to complete the construction of the seven projects to be approximately $358.6 million.
Acquisitions
Operating properties: In December 2019, we acquired one operating property comprised of 186 apartment homes in Raleigh, North Carolina for approximately $75.1 million, and one operating property comprised of 552 apartment homes in Houston, Texas for approximately $147.2 million. In May 2019, we acquired one operating property comprised of 326 apartment homes located in Austin, Texas for approximately $120.4 million. In February 2019, we acquired one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million.
Land: In connection with the acquisition of the operating property in Houston, Texas in December 2019, we acquired approximately 2.3 acres of land adjacent to the operating property for approximately $8.0 million for the future development of approximately 300 apartment homes. In May 2019, we acquired approximately 11.6 acres of land in Tempe, Arizona for approximately $18.0 million for the future development of approximately 400 apartment homes. In April 2019, we acquired approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million for the future development of approximately 400 apartment homes.
In January 2020, we acquired 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for the future development of approximately 355 apartment homes.
Dispositions
Sale of Operating Properties: During the year ended December 31, 2019, we sold our remaining three operating properties in Corpus Christi, Texas. The operating properties sold included two consolidated communities comprised of 632 apartment homes and one joint venture community with 270 apartment homes. The total net proceeds from the disposition of the two consolidated communities was approximately $69.4 million and we recognized a gain of approximately $49.9 million. The proceeds from the disposition of the one property owned through the unconsolidated joint venture was approximately $38.5 million and our portion of the gain of approximately $6.2 million was recognized in equity in income of joint ventures.
Other

•	In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds.

•
In March 2019, we amended and restated our $600 million unsecured credit facility to, among other things, extend the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six-month periods, and increased the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions.

•	In February and March 2019, we repaid a total of approximately $439.3 million of secured conventional mortgage debt.

•	In June 2019, we issued $600 million of senior unsecured notes due July 1, 2029 under our existing shelf registration statement.

•	In October 2019, we issued $300 million of senior unsecured notes due November 1, 2049 under our existing shelf registration statement.

•
In October 2019, we redeemed all of our 4.78% $250 million Senior Notes due 2021 and prepaid our 4.38% $45.3 million secured mortgage notes due 2045. In connection with these transactions, we recorded an approximate $12 million loss on early retirement of debt.

•	In 2019, we issued approximately 0.2 million shares under our 2017 ATM program and received approximately $24.8 million in net proceeds.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities, and to redevelop, reposition and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings, or secured mortgages.
As of December 31, 2019, we had approximately $23.2 million in cash and cash equivalents, and $847.1 million available under our $900.0 million unsecured credit facility. As of the date of this filing, we had common shares having an aggregate offering price of up to $287.7 million remaining available for sale under our 2017 ATM program and do not have any debt maturing through the year ending 2021. Additionally, as of December 31, 2019 and through the date of this filing, 100% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2019		December 31, 2018
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,301	26	8,749	25
Washington, D.C. Metro	6,862	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	2,929	10
Austin, Texas	3,686	11	3,360	10
Orlando, Florida	3,594	10	3,594	10
Raleigh, North Carolina	3,240	9	3,054	8
Charlotte, North Carolina	3,104	14	3,076	13
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,658	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Corpus Christi, Texas	—	—	902	3
Total Operating Properties	56,107	164	55,160	161

Properties Under Construction
Houston, Texas	505	2	271	1
Atlanta, Georgia	366	1	365	1
Orlando, Florida	360	1	360	1
Phoenix, Arizona	343	1	441	1
Southeast Florida	269	1	—	—
Denver, Colorado	233	1	233	1
San Diego/Inland Empire, California	132	1	—	—
Charlotte, North Carolina	—	—	28	1
Total Properties Under Construction	2,208	8	1,698	6
Total Properties	58,315	172	56,858	167

Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas (2)	2,756	9	2,522	8
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Corpus Christi, Texas	—	—	270	1
Total Unconsolidated Joint Venture Properties	7,247	22	7,283	22
Total Properties Fully Consolidated	51,068	150	49,575	145

(1)	Refer to Note 8, "Investments in Joint Ventures," in the notes to Consolidated Financial Statements for further discussion of our joint venture investments.

(2)	Includes a property under construction owned by one of the Funds. See Communities Under Construction below for details.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2019, stabilization was achieved at three consolidated operating properties as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden Shady Grove
Rockville, MD	457	1Q18	1Q19
Camden Washingtonian
Gaithersburg, MD	365	4Q18	2Q19
Camden McGowen Station
Houston, TX	315	4Q18	4Q19
Consolidated total	1,137

Completed Construction in Lease-Up
At December 31, 2019, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 1/29/2020	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
Camden North End I
Phoenix, AZ	441	$98.8	75%	1Q19	2Q20
Camden Grandview II
Charlotte, NC	28	22.5	93%	1Q19	1Q20
Consolidated total	469	$121.3
(1)    Excludes leasing costs, which are expensed as incurred.

Properties Under Development
Our consolidated balance sheet at December 31, 2019 included approximately $512.3 million related to properties under development and land. Of this amount, approximately $413.4 million related to our projects currently under construction. In addition, we had approximately $98.9 million primarily invested in land held for future development related to projects we currently expect to begin construction.
Communities Under Construction. At December 31, 2019, we had seven consolidated properties and one unconsolidated property held by one of the Funds, in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Downtown I Houston, TX	271	$132.0	$123.4	$123.4	3Q20	1Q21
Camden RiNo Denver, CO	233	75.0	66.6	66.6	3Q20	4Q20
Camden Lake Eola Orlando, FL	360	120.0	75.0	75.0	4Q20	3Q21
Camden Buckhead Atlanta, GA	366	160.0	55.2	55.2	3Q21	2Q22
Camden North End II Phoenix, AZ	343	90.0	31.3	31.3	4Q21	2Q22
Camden Hillcrest San Diego, CA	132	95.0	42.7	42.7	3Q21	2Q22
Camden Atlantic Plantation, FL	269	100.0	19.2	19.2	4Q21	1Q23
Consolidated total	1,974	$772.0	$413.4	$413.4

Unconsolidated Community Under Construction
Camden Cypress Creek II (1) Cypress, TX	234	$38.0	$10.4	$10.4	1Q21	3Q21
(1)Property owned through an unconsolidated joint venture in which we own a 31.3% interest.
Development Pipeline Communities. At December 31, 2019, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Hayden II	400	$110.0	$22.0
Tempe, AZ
Camden NoDa	400	100.0	14.8
Charlotte, NC
Camden Arts District	354	150.0	26.9
Los Angeles, CA
Camden Paces III	350	100.0	15.8
Atlanta, GA
Camden Downtown II	271	145.0	11.4
Houston, TX
Camden Highland Village II	300	100.0	8.0
Houston, TX
Total	2,075	$705.0	$98.9

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.

Geographic Diversification
At December 31, 2019 and 2018, our real estate assets by various markets, excluding depreciation and investments in joint ventures, were as follows:

($ in thousands)	2019		2018
Washington, D.C. Metro	$1,574,746	17.3%	$1,551,925	18.6%
Houston, Texas	1,126,255	12.3	899,458	10.8
Los Angeles/Orange County, California	755,976	8.3	738,856	8.9
Atlanta, Georgia	755,323	8.3	713,931	8.6
Phoenix, Arizona	708,681	7.7	563,797	6.8
Southeast Florida	625,468	6.9	599,907	7.2
Orlando, Florida	596,007	6.5	549,039	6.6
Denver, Colorado	543,234	6.0	502,761	6.0
Dallas, Texas	519,833	5.7	508,134	6.1
Charlotte, North Carolina	429,640	4.7	401,879	4.8
San Diego/Inland Empire, California	392,158	4.3	371,186	4.5
Raleigh, North Carolina	371,827	4.1	293,961	3.5
Tampa, Florida	362,334	4.0	350,517	4.2
Austin, Texas	354,311	3.9	234,743	2.8
Corpus Christi, Texas	—	—	48,381	0.6
Total	$9,115,793	100.0%	$8,328,475	100.0%
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

	2019	2018
Average monthly property revenue per apartment home	$1,765	$1,695
Annualized total property expenses per apartment home	$7,546	$7,322
Weighted average number of operating apartment homes owned 100%	48,549	46,925
Weighted average occupancy of operating apartment homes owned 100%	96.0%	95.6%

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

Reconciliations of net income to NOI for the year ended December 31, 2019 and 2018 are as follows:

(in thousands)	2019	2018
Net income	$224,270	$160,694
Less: Fee and asset management income	(8,696)	(7,231)
Less: Interest and other income	(3,090)	(2,101)
Less: (Income)/loss on deferred compensation plans	(21,694)	6,535
Plus: Property management expense	25,290	25,581
Plus: Fee and asset management expense	5,759	4,451
Plus: General and administrative expense	53,201	50,735
Plus: Interest expense	80,706	84,263
Plus: Depreciation and amortization expense	336,274	300,946
Plus: Expense/(benefit) on deferred compensation plans	21,694	(6,535)
Plus: Loss on early retirement of debt	11,995	—
Less: Gain on sale of operating properties	(49,901)	—
Less: Equity in income of joint ventures	(14,783)	(7,836)
Plus: Income tax expense	1,089	1,424
Net operating income	$662,114	$610,926

Property-Level NOI (1)(2)
Property NOI, as reconciled above, is detailed further into the categories below for the year ended December 31, 2019 as compared to 2018:

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2019	2019	2018	$	%
Property revenues:
Same store communities	41,986	$856,066	$825,606	$30,460	3.7%
Non-same store communities	6,639	147,259	110,048	37,211	33.8
Development and lease-up communities	2,443	6,936	1,751	5,185	*
Dispositions/other	—	18,200	17,100	1,100	6.4
Total property revenues	51,068	$1,028,461	$954,505	$73,956	7.7%
Property expenses:
Same store communities	41,986	$303,647	$297,826	$5,821	2.0%
Non-same store communities	6,639	52,822	38,611	14,211	36.8
Development and lease-up communities	2,443	2,685	491	2,194	*
Dispositions/other	—	7,193	6,651	542	8.1
Total property expenses	51,068	$366,347	$343,579	$22,768	6.6%
Property NOI:
Same store communities	41,986	$552,419	$527,780	$24,639	4.7%
Non-same store communities	6,639	94,437	71,437	23,000	32.2
Development and lease-up communities	2,443	4,251	1,260	2,991	*
Dispositions/other	—	11,007	10,449	558	5.3
Total property NOI	51,068	$662,114	$610,926	$51,188	8.4%
* Not a meaningful percentage.

(1)
For 2019, same store communities are communities we owned and were stabilized since January 1, 2018, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2018, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2018, excluding properties held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses.

Same Store Analysis
Year ended December 2019 compared to year ended December 2018
Same store property NOI increased approximately $24.6 million for the year ended December 31, 2019 as compared to the same period in 2018. The increase was due to an increase of approximately $30.5 million in same store property revenues for the year ended December 31, 2019, partially offset by an increase of approximately $5.8 million in same store property expenses for the year ended December 31, 2019, as compared to the same period in 2018.

The $30.5 million increase in same store property revenues for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to an increase of approximately $28.6 million in rental revenues primarily from a 3.4% increase in average rental rates and an approximately $1.9 million increase in income from our bulk internet rebilling program.

The $5.8 million increase in same store property expenses for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to higher salary expenses of approximately $3.9 million, higher property insurance expenses of approximately $1.0 million as a result of higher premiums, higher real estate taxes of approximately $0.7 million as a result of higher property valuations and tax rates at a number of our communities, and higher other miscellaneous property expenses of approximately $0.6 million. These increases were partially offset by an approximate $0.4 million decrease related to lower repair and maintenance costs as compared to the same period in 2018.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $26.0 million for the year ended December 31, 2019 as compared to the same period in 2018. The increase was due to an increase of approximately $42.4 million in revenues for the year ended December 31, 2019, partially offset by an increase of approximately $16.4 million in expenses for the year ended December 31, 2019, as compared to the same period in 2018. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of three operating properties in 2018 and four operating properties in 2019 and the stabilization of one operating property in 2018 and three operating properties in 2019. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the timing of completion and partial lease-up of two properties during 2019. The following table details the changes, described above, relating to non-same store and development and lease-up NOI:

For the year ended December 31,
(in millions)	2019 compared to 2018
Property Revenues
Revenues from non-same store stabilized properties	$15.7
Revenues from acquisitions	19.3
Revenues from development and lease-up properties	5.2
Other	2.2
$42.4
Property Expenses
Expenses from non-same store stabilized properties	$5.1
Expenses from acquisitions	8.2
Expenses from development and lease-up properties	2.2
Other	0.9
$16.4
Property NOI
NOI from non-same store stabilized properties	$10.6
NOI from acquisitions	11.1
NOI from development and lease-up properties	3.0
Other	1.3
$26.0
Dispositions/Other Property Analysis
Dispositions/other property NOI increased approximately $0.6 million for the year ended December 31, 2019 as compared to the same period in 2018. The increase was primarily due to the receipt of business interruption insurance proceeds.

Non-Property Income

	Year Ended December 31,		Change
($ in thousands)	2019	2018	$	%
Fee and asset management	$8,696	$7,231	$1,465	20.3%
Interest and other income	3,090	2,101	989	47.1
Income (loss) on deferred compensation plans	21,694	(6,535)	28,229	*
Total non-property income	$33,480	$2,797	$30,683	1,097.0%
* Not a meaningful percentage
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects increased approximately $1.5 million for the year ended December 31, 2019 as compared to 2018. The increase for 2019 as compared to 2018 was primarily due to higher fees earned on capital projects at Fund communities, an increase in third-party construction activity, and higher property management fees.
Interest and other income increased approximately $1.0 million for the year ended December 31, 2019, as compared to 2018. The increase was primarily related to higher interest income earned on investments in cash and cash equivalents due to maintaining higher average cash balances in 2019, as compared to 2018.
Our deferred compensation plans recognized income of approximately $21.7 million in 2019 and a loss of approximately $6.5 million in 2018. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other Expenses

	Year Ended December 31,		Change
($ in thousands)	2019	2018	$	%
Property management	$25,290	$25,581	$(291)	(1.1)%
Fee and asset management	5,759	4,451	1,308	29.4
General and administrative	53,201	50,735	2,466	4.9
Interest	80,706	84,263	(3,557)	(4.2)
Depreciation and amortization	336,274	300,946	35,328	11.7
Expense (benefit) on deferred compensation plans	21,694	(6,535)	28,229	*
Total other expenses	$522,924	$459,441	$63,483	13.8%
* Not a meaningful percentage
Property management expenses, which primarily represent regional supervision and accounting costs related to property operations, decreased approximately $0.3 million for the year ended December 31, 2019 as compared to 2018 . The decrease was primarily related to lower discretionary expenses and lower incentive compensation expenses due to a decrease in amortization costs as a result of having substantially three-year awards outstanding in 2019 as compared to having three and five year awards in 2018. The decrease was partially offset by higher other compensation related costs. Property management expenses were 2.5% and 2.7% of total property revenues for the years ended December 31, 2019 and 2018, respectively.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects increased approximately $1.3 million for the year ended December 31, 2019 as compared to 2018. The increase was primarily due to higher expenses incurred as a result of an increase in capital projects at Fund communities and an increase in third-party construction activity.
General and administrative expenses increased approximately $2.5 million during the year ended December 31, 2019 as compared to 2018. The increase was primarily due to higher compensation-related costs, professional fees, information technology costs, and other corporate initiative costs. Excluding deferred compensation plans, general and administrative expenses were 5.1% and 5.3% of total revenues for the years ended December 31, 2019 and 2018, respectively.
Interest expense decreased approximately $3.6 million for the year ended December 31, 2019 as compared to 2018. The decrease was primarily due to the repayment of $380 million of secured conventional mortgage notes with a weighted average interest rate of 4.43% in October 2018, the repayment of approximately $439.3 million of secured conventional mortgage debt with a weighted average interest rate of 5.2% in the first quarter of 2019, the early redemption of our $250 million, 4.78% senior unsecured notes due 2021, and the prepayment of an approximately $45.3 million, 4.38% secured conventional mortgage note in October 2019. The decrease was partially offset by the issuance of a $100 million unsecured floating rate term loan in September 2018; the issuance of $400 million, 3.74% senior unsecured notes in October 2018; the issuance of $600 million, 3.67% senior unsecured notes in June 2019; and the issuance of $300 million, 3.35% senior unsecured notes in October 2019. The decrease was further offset by an increase in interest expense recognized on our unsecured credit facility due to having higher balances outstanding in 2019 as compared to 2018.
Depreciation and amortization expense increased approximately $35.3 million for the year ended December 31, 2019 as compared to 2018. The increase was primarily due to the acquisition of one operating property in September 2018 and four operating properties in 2019, the completion of units in our development pipeline, the completion of repositions and the partial completion of redevelopments during 2019 and 2018.
Our deferred compensation plans incurred an expense of approximately $21.7 million in 2019 and a benefit of approximately $6.5 million in 2018. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.

Other

	Year Ended December 31,		Change
(in thousands)	2019	2018	$
Loss on early retirement of debt	$(11,995)	$—	$(11,995)
Gain on sale of operating properties	$49,901	$—	$49,901
Equity in income of joint ventures	14,783	7,836	6,947
Income tax expense	(1,089)	(1,424)	335
The loss on early retirement of debt for the year ended December 31, 2019 related to the early redemption of our $250 million, 4.78% Senior Notes due 2021 and the prepayment of a $45.3 million, 4.38% secured conventional mortgage note due 2045.
Gain on sale of operating properties for the year ended December 31, 2019 was due to the sale of two operating properties located in Corpus Christi, Texas in the fourth quarter.
Equity in income of joint ventures increased approximately $6.9 million for the year ended December 31, 2019 as compared to 2018. The increase was primarily due to the recognition of a $6.2 million proportionate share of the gain related to the sale of one operating property by one of the Funds in December 2019 as well as increases in earnings from the operating properties owned by the Funds.
Income tax expense decreased approximately $0.3 million for the year ended December 31, 2019, as compared to 2018. The decrease was primarily due to lower state income taxes, which included an approximate $0.1 million state income tax refund. The decrease was partially offset by an increase in taxable income related to our third-party construction activities conducted in a taxable REIT subsidiary.
Funds from Operations (“FFO”) and Adjusted FFO ("AFFO")
Management considers FFO and AFFO to be appropriate supplementary measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) associated with the sale of previously depreciated operating properties, real estate depreciation and amortization, impairments of depreciable assets, and adjustments for unconsolidated joint ventures to reflect FFO on the same basis. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of operating properties and depreciation, FFO can assist in the comparison of the operating performance of a company’s real estate investments between periods or to different companies.
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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the years ended December 31 are as follows:

($ in thousands)	2019	2018
Funds from operations
Net income attributable to common shareholders (1)	$219,623	$156,128
Real estate depreciation and amortization	328,045	294,283
Adjustments for unconsolidated joint ventures	8,987	8,976
Gain on sale of operating properties	(49,901)	—
Gain on sale of unconsolidated joint venture operating property	(6,204)	—
Income allocated to non-controlling interests	4,838	4,595
Funds from operations	$505,388	$463,982

Less: recurring capitalized expenditures	(72,172)	(72,296)
Adjusted funds from operations	$433,216	$391,686

Weighted average shares – basic	98,460	95,208
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	119	158
Common units	1,753	1,835
Weighted average shares – diluted	100,332	97,201

(1)
Net income attributable to common shareholders for the year ended December 31, 2019 included an approximate $12 million loss on early retirement of debt related to the redemption of our 4.78% Senior Notes due 2021 and the prepayment of a 4.38% secured conventional mortgage note due 2045.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 7.3 and 6.4 times for the years ended December 31, 2019 and 2018, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses after adding back depreciation, amortization, and interest expense. All of our properties were unencumbered at December 31, 2019 and approximately 89.6% and 80.0% of our properties were unencumbered at December 31, 2018 and 2017, respectively. Our weighted average maturity of debt was approximately 8.9 years at December 31, 2019.
We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flow generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2020 including:

•	normal recurring operating expenses;

•	current debt service requirements, including debt maturities;

•	recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, redevelopments, acquisitions, and joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, changes in rent control or rent stabilization laws, sources of financing, the minimum REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our cost of funds, and our ability to access capital markets.
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2019 and 2018.
Net cash from operating activities was approximately $555.6 million during the year ended December 31, 2019 as compared to approximately $503.7 million during the year ended December 31, 2018. The increase was primarily due to growth attributable to our same store, non-same store communities, and development and lease-up communities and changes in our operating accounts. These increases were partially offset by cash outflows related to the settlement of our forward interest rate swaps in 2019 as compared to cash inflows received in 2018. See further discussions of our 2019 operations as compared to 2018 in "Results of Operations."
Net cash used in investing activities during the year ended December 31, 2019 totaled approximately $792.4 million as compared to $640.9 million during the year ended December 31, 2018. Cash outflows during 2019 primarily related to property development and capital improvements of approximately $407.6 million, the acquisition of four operating properties for approximately $436.3 million, and increases in non-real estate assets of $17.2 million. These outflows were partially offset by net proceeds from the sale of two operating properties of approximately $67.6 million and a net decrease in notes receivable of $1.4 million. Cash outflows during 2018 primarily related to property development and capital improvements of approximately $359.2 million, the acquisition of three operating properties for approximately $290.0 million, and increases in non-real estate assets of $14.5 million. These outflows were partially offset by the sale of land of approximately $11.3 million and a net decrease in notes receivable of $9.5 million. The increase in property development and capital improvements for 2019, as compared to the same period in 2018, was primarily due to the acquisition of three development properties in 2019 as compared to one development property in 2018, the timing and completion of five consolidated operating properties in 2018 and 2019, and the completion of repositions at several of our operating properties. The property development and capital improvements during 2019 and 2018, included the following:

	December 31,
(in millions)	2019	2018
Expenditures for new development, including land	$217.5	$177.9
Capital expenditures	80.9	83.6
Reposition expenditures	66.7	49.8
Capitalized interest, real estate taxes, and other capitalized indirect costs	26.6	24.3
Redevelopment expenditures	15.9	23.6
Total	$407.6	$359.2
Net cash from financing activities totaled approximately $220.7 million during the year ended December 31, 2019 as compared to net cash used of approximately $197.0 million during the year ended December 31, 2018. Cash inflows during 2019 primarily related to net proceeds of approximately $890.0 million from the issuance of $600.0 million senior unsecured notes in June 2019 and $300.0 million senior unsecured notes in October 2019, as well as net proceeds of approximately $353.2 million from the issuance of approximately 3.4 million common shares through an underwritten equity offering completed in February 2019 and approximately 0.2 million common shares through our 2017 ATM program. We also had net proceeds of $44.0 million of borrowings from our unsecured line of credit. These cash inflows were partially offset by the repayment of approximately $439.3 million of secured conventional mortgage debt in the first quarter of 2019, and the early redemption of our $250 million unsecured notes payable due 2021 and the prepayment of the approximate $45.3 million secured conventional mortgage note due 2045 and associated prepayment penalties in the fourth quarter of 2019. We also used approximately $317.3 million to pay distributions to common shareholders and non-controlling interest holders. Cash outflows during 2018 primarily related to the repayment of approximately $380.0 million variable and fixed rate secured conventional mortgage notes, approximately $298.0 million to pay distributions to common shareholders and non-controlling interest holders, and approximately $14.7 million for the repurchase of our common shares and redemption of units. These cash outflows during 2018 were partially offset by net proceeds of approximately $495.5 million from the issuance of $400.0 million senior unsecured notes and the issuance of a $100.0 million unsecured floating-rate term loan.
Financial Flexibility

In March 2019, we amended and restated our $600 million unsecured credit facility to, among other things, extend the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six-month periods, and increase the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2019 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2019, we had approximately $44.0 million of borrowings outstanding on our $900.0 million credit facility and we had outstanding letters of credit totaling approximately $8.9 million, leaving approximately $847.1 million available under our credit facility.

We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2019, we had approximately 97.2 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we had common shares having an aggregate offering price of up to $287.7 million remaining available for sale under the 2017 ATM program. No additional shares under the 2017 ATM program were sold subsequent to December 31, 2019 through the date of this filing.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Fitch, and Standard and Poor's, which were A3 with stable outlook, A- with stable outlook, and A- with stable outlook, respectively, as of December 31, 2019. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. As of the date of this filing, we did not have any debt maturing through the year ending December 31, 2021. See Note 9, “Notes Payable,” in the notes to Consolidated Financial Statements for further discussion of scheduled maturities.
We estimate the additional cost to complete the construction of the seven consolidated projects to be approximately $358.6 million. Of this amount, we expect to incur costs between approximately $220 million and $240 million during 2020 and to incur the remaining costs during 2021. Additionally, we expect to incur costs between approximately $65 million and $75 million related to the start of new development activities, between approximately $52 million and $56 million of repositions and revenue enhancing expenditures, between approximately $16 million and $20 million in redevelopment expenditures and between approximately $72 million and $76 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to reduce the amount of income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2019, we announced our Board of Trust Managers had declared a quarterly dividend of $0.80 per common share to our common shareholders of record as of December 16, 2019. This dividend was subsequently paid on January 17, 2020 and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2019 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $3.20 per share or unit for the year ended December 31, 2019.
In the first quarter of 2020, the Company's Board of Trust Managers declared a first quarter dividend of $0.83 per common share to our common shareholders of record as of March 31, 2020. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2020, our annualized dividend rate for 2020 would be $3.32 as compared to a dividend rate of $3.20 in 2019.
The following table summarizes our known contractual cash obligations as of December 31, 2019:

(in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Debt maturities (1)	$2,524.1	$(3.1)	$(3.1)	$447.0	$247.9	$542.6	$1,292.8
Interest payments (2)	790.6	91.1	91.1	87.9	71.5	52.2	396.8
Non-cancelable lease payments	17.1	3.4	3.2	2.9	2.7	2.8	2.1
	$3,331.8	$91.4	$91.2	$537.8	$322.1	$597.6	$1,691.7

(1)	Includes all available extension options, amortization of debt discounts and debt issuance costs, net of scheduled principal payments.

(2)
Includes contractual interest payments for our senior unsecured notes and all available extension options. The interest payments on our unsecured term loan with floating interest rates were calculated based on the interest rates in effect as of December 31, 2019.

Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At December 31, 2019, our unconsolidated joint ventures had outstanding debt of approximately $496.9 million. As of December 31, 2019, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.
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
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in the notes to Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the year ended December 31, 2019.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe the primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies, which includes (i) maintaining prudent levels of fixed and floating rate debt; and (ii) extending and sequencing the maturity dates of our debt where practicable. We also periodically use derivative financial instruments, primarily interest rate swaps with major financial institutions, to manage a portion of this risk. We do not utilize derivative financial instruments for trading or speculative purposes. The table below summarizes our debt as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,380.4	9.3	3.8%	94.3%	$2,222.0	5.0	4.3%	95.7%
Variable rate debt	143.7	2.7	2.7%	5.7%	99.6	3.0	3.3%	4.3%
In order to manage interest rate exposure, we have utilized interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps, which are settled upon issuance of the related debt, are designated as cash flow hedges and the gains and/or losses are deferred in other comprehensive income and recognized as an adjustment to interest expense over the same period the hedged interest payments affect earnings. In 2019, we settled all remaining outstanding forward interest rate swaps with a total notional value of $300 million resulting in a net cash payment of approximately $20.4 million. In 2018, we settled five forward interest rate swaps with an aggregate notional amount of $400 million, in connection with the issuance of $400 million senior unsecured debt in October 2018, which resulted in a cash receipt of approximately $15.9 million. As of December 31, 2019, we had no hedges outstanding.
At December 31, 2019, we had approximately $44.0 million of borrowings outstanding under our unsecured credit facility and did not have any amount outstanding at December 31, 2018. At December 31, 2019 and 2018, we also had a term loan of approximately $99.7 million and $99.6 million, respectively. If interest rates on the variable rate debt listed in the table above would have been 100 basis points higher throughout 2019 and 2018, our annual interest costs would have increased by approximately $1.4 million and $1.0 million, respectively.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Holding other variables constant, if interest rates would have been 100 basis points higher as of December 31, 2019, the fair value of our fixed rate debt would have decreased by approximately $171.4 million.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trust Managers of Camden Property Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
February 20, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2020 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2020.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2020 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2020 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 24, 2020 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2020.
Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated herein by reference from our Proxy Statement, which we expect to file on or about March 24, 2020 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Third Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 12, 2013

3.5	Fourth Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on July 25, 2019

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.4 to Form 8-K filed on October 4, 2018

4.6	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.7	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.8	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on June 3, 2011

4.9	Form of Camden Property Trust 4.250% Note due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.10	Form of Camden Property Trust 3.50% Note due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

4.11	Form of Camden Property Trust 4.100% Note due 2028	Exhibit 4.5 to Form 8-K filed on October 4, 2018

4.12	Form of Camden Property Trust 3.150% Note due 2029	Exhibit 4.5 to Form 8-K filed on June 17, 2019

4.13	Form of Camden Property Trust 3.350% Note due 2049	Exhibit 4.5 to Form 8-K filed on October 7, 2019

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.8	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.9	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.13	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.16	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.19	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.20	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.21	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.24	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.25	Camden Property Trust 2018 Employee Share Purchase Plan	Exhibit 99.2 to Form 8-K filed on May 17, 2018

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.27	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.28	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.29	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.30	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.31	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.32	Camden Property Trust 2018 Share Incentive Plan, effective as of May 17, 2018	Exhibit 99.1 to Form 8-K filed on May 17, 2018

10.33	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.34	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.35	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 10.35 to Form 10-K filed on February 15, 2019

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

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
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
10.50
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
Exhibit 99.1 to Form 8-K filed on March 8, 2019

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1
Powers of Attorney for Heather J. Brunner, Mark D. Gibson, Scott S. Ingraham, Renu Khator, William B. McGuire, Jr., William F. Paulsen, Frances Aldrich Sevilla-Sacasa, Steven A. Webster, and Kelvin R. Westbrook
Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).

(2)	Pursuant to SEC Release No. 33-10322 and Rule 311 of Regulation S-T, this exhibit was filed in paper before the mandated electronic filing.

(3)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
Item 16. Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 20, 2020	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 20, 2020
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	Executive Vice Chairman of the Board of Trust	February 20, 2020
D. Keith Oden	Managers

/s/ Alexander J. Jessett	Executive Vice President - Finance,	February 20, 2020
Alexander J. Jessett	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 20, 2020
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Heather J. Brunner	Trust Manager	February 20, 2020

*
Scott S. Ingraham	Trust Manager	February 20, 2020

*
Renu Khator	Trust Manager	February 20, 2020

*
William B. McGuire, Jr.	Trust Manager	February 20, 2020

*
William F. Paulsen	Trust Manager	February 20, 2020

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 20, 2020

*
Steven A. Webster	Trust Manager	February 20, 2020

*
Kelvin R. Westbrook	Trust Manager	February 20, 2020

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Asset Impairment - Determination of Impairment Indicators of Properties Under Development, Including Land - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of properties under development, including land (“properties under development”), for impairment involves an initial assessment to determine whether events or changes in circumstances indicate that the carrying amount of properties under development may not be recoverable. Possible indications of impairment of properties under development may include deterioration of market conditions or changes in the Company’s development strategy that may significantly affect key assumptions used in fair value estimates.
The Company considers projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in the assessment of whether impairment conditions exist. The Company makes significant assumptions, such as project start date, as well as estimates of demand for multifamily communities, market rents, economic conditions, and occupancies, to evaluate properties under development for possible indications of impairment. Changes in these assumptions could have a significant impact on concluding whether impairment indications exist, which would require a recoverability test to be performed for the properties under development. As of December 31, 2019, the Company’s properties under development had an aggregate book value of $512.3 million, and no impairment loss has been recognized for the year ended December 31, 2019.
Given the Company’s evaluation of impairment indicators for the properties under development requires management to make judgments related to significant assumptions described above, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts may not be recoverable required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of properties under development for possible indications of impairment included the following, among others:

•
We tested the effectiveness of controls over management’s process of identifying indicators of asset impairment, including controls over management’s estimates of projected occupancy and market rent, projected construction costs, and other market and economic assumptions.

•	We evaluated the reasonableness of management’s impairment indicator analysis by performing the following procedures:

◦
Compared projected net operating income growth, occupancy rate, and capitalization rate for each property to market averages from third-party market reports and to the Company’s financial performance for operating properties in the same or nearby markets.

◦
Discussed with management and read Board of Trust Managers' meeting minutes to determine if there were any significant adverse changes in legal factors or in the business climate that could affect management’s plans for properties under development, including if it is more likely than not that the properties under development will be sold, not developed, or otherwise disposed of significantly before the end of its previously estimated useful life.

◦	Performed a retrospective lookback review of completed construction projects to determine if projected costs are reasonable to actual completed construction costs.

•
We performed a search for negative evidence by reading third-party market reports to evaluate management’s analysis to identify any significant changes in economic factors, industry factors, or other adverse events that may result in an impairment indicator.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2020

We have served as the Company's auditor since 1993.

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2019	2018
Assets
Real estate assets, at cost
Land	$1,199,384	$1,098,526
Buildings and improvements	7,404,090	6,935,971
	$8,603,474	$8,034,497
Accumulated depreciation	(2,686,025)	(2,403,149)
Net operating real estate assets	$5,917,449	$5,631,348
Properties under development, including land	512,319	293,978
Investments in joint ventures	20,688	22,283
Total real estate assets	$6,450,456	$5,947,609
Accounts receivable – affiliates	21,833	22,920
Other assets, net	248,716	205,454
Cash and cash equivalents	23,184	34,378
Restricted cash	4,315	9,225
Total assets	$6,748,504	$6,219,586
Liabilities and equity
Liabilities
Notes payable
Unsecured	$2,524,099	$1,836,427
Secured	—	485,176
Accounts payable and accrued expenses	171,719	146,866
Accrued real estate taxes	54,408	54,358
Distributions payable	80,973	74,982
Other liabilities	215,581	183,999
Total liabilities	$3,046,780	$2,781,808
Commitments and contingencies (Note 14)
Non-qualified deferred compensation share awards	—	52,674
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 109,110 and 105,503 issued; 106,878 and 103,080 outstanding at December 31, 2019 and 2018, respectively	1,069	1,031
Additional paid-in capital	4,566,731	4,154,763
Distributions in excess of net income attributable to common shareholders	(584,167)	(495,496)
Treasury shares, at cost (9,636 and 9,841 common shares, at December 31, 2019 and 2018, respectively)	(348,419)	(355,804)
Accumulated other comprehensive income (loss)	(6,529)	6,929
Total common equity	$3,628,685	$3,311,423
Non-controlling interests	73,039	73,681
Total equity	$3,701,724	$3,385,104
Total liabilities and equity	$6,748,504	$6,219,586
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Property revenues	$1,028,461	$954,505	$900,896
Property expenses
Property operating and maintenance	$235,589	$220,732	$217,817
Real estate taxes	130,758	122,847	110,925
Total property expenses	$366,347	$343,579	$328,742
Non-property income
Fee and asset management	$8,696	$7,231	$8,176
Interest and other income	3,090	2,101	3,011
Income (loss) on deferred compensation plans	21,694	(6,535)	16,608
Total non-property income	$33,480	$2,797	$27,795
Other expenses
Property management	$25,290	$25,581	$25,773
Fee and asset management	5,759	4,451	3,903
General and administrative	53,201	50,735	50,587
Interest	80,706	84,263	86,750
Depreciation and amortization	336,274	300,946	263,974
Expense (benefit) on deferred compensation plans	21,694	(6,535)	16,608
Total other expenses	$522,924	$459,441	$447,595
Loss on early retirement of debt	(11,995)	—	(323)
Gain on sale of operating properties	49,901	—	43,231
Equity in income of joint ventures	14,783	7,836	6,822
Income from continuing operations before income taxes	$225,359	$162,118	$202,084
Income tax expense	(1,089)	(1,424)	(1,224)
Net income	$224,270	$160,694	$200,860
Less income allocated to non-controlling interests	(4,647)	(4,566)	(4,438)
Net income attributable to common shareholders	$219,623	$156,128	$196,422

Total earnings per share – basic	2.23	1.63	2.14
Total earnings per share – diluted	2.22	1.63	2.13
Weighted average number of common shares outstanding – basic	98,460	95,208	91,499
Weighted average number of common shares outstanding – diluted	99,384	95,366	92,515
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Consolidated Statements of Comprehensive Income
Net income	$224,270	$160,694	$200,860
Other comprehensive income
Unrealized gain (loss) on cash flow hedging activities	(12,998)	6,782	1,690
Unrealized gain (loss) and unamortized prior service cost on post retirement obligation	(449)	450	(20)
Reclassification of net (gain) loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	(11)	(246)	136
Comprehensive income	$210,812	$167,680	$202,666
Less income allocated to non-controlling interests	(4,647)	(4,566)	(4,438)
Comprehensive income attributable to common shareholders	$206,165	$163,114	$198,228
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2016	$978	$3,678,277	$(289,180)	$(373,339)	$(1,863)	$80,680	$3,095,553
Net income			196,422			4,438	200,860
Other comprehensive income					1,806		1,806
Common shares issued (4,778 shares)	48	444,990					445,038
Net share awards		15,779		8,177			23,956
Employee share purchase plan		1,030		686			1,716
Common share options exercised (11 shares)		521		410			931
Change in classification of deferred compensation plan		(13,388)					(13,388)
Change in redemption value of non-qualified share awards			(10,038)				(10,038)
Diversification of share awards within deferred compensation plan		10,159	13,074				23,233
Conversions of operating partnership unit (3 shares)		117				(117)	—
Cash distributions declared to equity holders ($3.00 per share)			(278,981)			(5,650)	(284,631)
Other	2	(324)					(322)
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
Net income			156,128			4,566	160,694
Other comprehensive income					6,986		6,986
Net share awards		13,720		7,961			21,681
Employee share purchase plan		826		554			1,380
Common share options exercised (8 shares)		41					41
Change in classification of deferred compensation plan		(16,407)					(16,407)
Change in redemption value of non-qualified share awards			669				669
Diversification of share awards within deferred compensation plan		29,379	10,915				40,294
Common shares repurchased				(253)			(253)
Conversion/redemption of operating partnership units (2 shares)		(9,781)				(4,634)	(14,415)
Cash distributions declared to equity holders ($3.08 per share)			(294,505)			(5,602)	(300,107)
Other	3	(176)					(173)
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
Net income			219,623			4,647	224,270
Other comprehensive (loss)					(13,458)		(13,458)
Common shares issued (3,599 shares)	36	353,177					353,213
Net share awards		13,609		6,590			20,199
Employee share purchase plan		1,538		795			2,333
Change in classification of deferred compensation plan (See Note 11)		43,311	9,363				52,674
Conversion of operating partnership units (8 shares)		304				(304)	—
Cash distributions declared to equity holders ($3.20 per share)			(317,657)			(5,607)	(323,264)
Other	2	29				622	653
Equity, December 31, 2019	$1,069	$4,566,731	$(584,167)	$(348,419)	$(6,529)	$73,039	$3,701,724
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$224,270	$160,694	$200,860
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	336,274	300,946	263,974
Loss on early retirement of debt	11,995	—	323
Gain on sale of operating properties	(49,901)	—	(43,231)
Distributions of income from joint ventures	14,843	7,736	6,851
Equity in income of joint ventures	(14,783)	(7,836)	(6,822)
Share-based compensation	15,235	16,749	17,547
Receipts for settlement of forward interest rate swaps	(20,430)	15,905	—
Net change in operating accounts and other	38,094	9,553	(4,846)
Net cash from operating activities	$555,597	$503,747	$434,656
Cash flows from investing activities
Development and capital improvements, including land	$(407,558)	$(359,230)	$(299,086)
Acquisition of operating property	(436,305)	(290,005)	(58,267)
Proceeds from sales of operating properties, including land	67,572	11,296	76,902
Increase in non-real estate assets	(17,197)	(14,503)	(5,128)
Decrease (increase) in notes receivable	1,394	9,475	(1,988)
Maturity of short-term investments	—	—	100,000
Other	(351)	2,046	(2,187)
Net cash from investing activities	$(792,445)	$(640,921)	$(189,754)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$1,217,000	$342,000	$465,000
Repayments on unsecured credit facility and other short-term borrowings	(1,173,000)	(342,000)	(465,000)
Repayment of notes payable, including prepayment penalties	(746,730)	(381,438)	(278,999)
Proceeds from notes payable	889,979	495,545	—
Distributions to common shareholders and non-controlling interests	(317,253)	(298,005)	(280,761)
Payment of deferred financing costs	(5,965)	(914)	(978)
Proceeds from issuance of common shares	353,213	—	445,038
Repurchase of common shares and redemption of units	—	(14,668)	—
Other	3,500	2,452	2,777
Net cash from financing activities	$220,744	$(197,028)	$(112,923)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(16,104)	(334,202)	131,979
Cash, cash equivalents, and restricted cash, beginning of year	43,603	377,805	245,826
Cash, cash equivalents, and restricted cash, end of year	$27,499	$43,603	$377,805
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2019	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$23,184	$34,378	$368,492
Restricted cash	4,315	9,225	9,313
Total cash, cash equivalents, and restricted cash, end of year	27,499	43,603	377,805
Supplemental information
Cash paid for interest, net of interest capitalized	$71,248	$81,299	$88,654
Cash paid for income taxes	1,291	1,951	1,705
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$80,973	$74,982	$72,943
Value of shares issued under benefit plans, net of cancellations	18,249	17,253	18,061
Accrual associated with construction and capital expenditures	27,162	35,588	19,016
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	15,017	—	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2019, we owned interests in, operated, or were developing 172 multifamily properties comprised of 58,315 apartment homes across the United States. Of the 172 properties, eight properties were under construction, and will consist of a total of 2,208 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of December 31, 2019, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of December 31, 2019, we held approximately 92% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Acquisitions of Real Estate. Upon the acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition; the net carrying value of in-place leases are included in other assets, net and the net carrying value of above or below market leases are included in other liabilities, net in our consolidated balance sheets.
During the years ended December 31, 2019, 2018, and 2017, we recognized amortization expense of approximately $10.4 million, $9.4 million, and $1.3 million, respectively, related to in-place leases. The net amortization of above-market and below-market leases increased rental revenues by $0.1 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively. We did not recognize any net amortization of above-market and below-market leases during the year ended December 31, 2017. During the year ended December 31, 2019, the weighted average amortization periods for both in-place and net above and below market leases were approximately six months. During the year ended December 31, 2018, the weighted average amortization period for in-place and net above and below market leases were approximately seven months and five months. During the year ended December 31, 2017, the weighted average amortization period for in-place leases was approximately six months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2019, 2018, or 2017.
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
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value estimates, we may need to take material charges in future periods for impairments related to existing assets. Any such non-cash charges could have an adverse effect on our consolidated financial position and results of operations.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $14.1 million, $13.6 million, and $15.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Capitalized real estate taxes were approximately $2.8 million, $2.2 million, and $2.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Where possible, we stage our construction to allow leasing and occupancy during the construction period, which we believe minimizes the duration of the lease-up period following completion of construction. Our accounting policy related to properties in the development and leasing phase is to expense all operating costs associated with completed apartment homes. We capitalize renovation and improvement costs we believe extend the economic lives of depreciable property. Capital expenditures subsequent to initial construction are capitalized and depreciated over their estimated useful lives.
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
Assets Held for Sale (Including Discontinued Operations). Disposed of properties are classified as a discontinued operation when the disposal represents a strategic shift, such as disposal of a major line of business, a major geographical area or a major equity investment. The results of operations for properties sold during the period or classified as held for sale at the end of the period, and meeting the above criteria of discontinued operations, are classified as discontinued operations for all periods presented. Real estate assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are presented separately in the accompanying consolidated balance sheets. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Consolidated operating properties sold or classified as held for sale, which do not meet the above criteria of discontinued operations are not included in discontinued operations and the related gains and losses are included in continuing operations. Properties sold by our unconsolidated entities which do not meet the above criteria of discontinued operations are not included in discontinued operations and related gains or losses are reported as a component of equity in income of joint ventures.
Gains on sale of real estate are recognized when the criteria for derecognition of an asset is met, including when a contract exists and the buyer obtained control of the nonfinancial asset sold, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As a result, most of our future contributions of nonfinancial assets to our joint ventures, if any, will result in the recognition of a full gain or loss as if we sold 100% of the nonfinancial asset.
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
Non-recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. Long-lived assets such as the land, real estate asset, and in-place leases acquired with an operating property are measured in the form of cash received unless otherwise noted. These assets are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
Financial Instrument Fair Value Disclosures. As of December 31, 2019 and 2018, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note, and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. On January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, "Leases" which is codified as ASC 842, Leases. The majority of our revenues are derived from real estate lease contracts which are accounted for pursuant to ASC 842 and presented as property revenues, which include rental revenue and revenue from amounts received under contractual terms for other services provided to our customers. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. A detail of these revenue streams are discussed below:
Property Revenue: We earn rental revenue from operating lease contracts for the use of dedicated spaces within owned assets which is recognized on a straight-line basis over the applicable lease term, net of amounts related to lease contracts identified as uncollectible. We also earn revenues from amounts received under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees, and are charged to our residents and recognized monthly as earned. We elected the practical expedient under ASU 2016-02 to not separate lease and non-lease components and have presented our property revenues combined based upon the lease being determined to be the predominant component. Any uncollectible amounts related to individual lease contracts are presented as an adjustment to property revenue. Any renewal options of real estate lease contracts are considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
As of December 31, 2019, our average residential lease term was between twelve months to fifteen months with all other commercial leases averaging longer lease terms. We anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
2020	$666.0
2021	34.1
2022	5.5
2023	4.9
2024	4.1
Thereafter	28.3
Total	$742.9

Fee and Asset Management Income: We receive property management, asset management, and development and construction fees from our joint ventures for managing the ventures and managing the activities, development, and construction of their operating communities. While the individual activities related to these fees may vary, the services provided are substantially similar, have the same pattern of transfer, and are considered to be individual performance obligations composed of a series of distinct services recognized monthly as earned.
We also earn construction fees for construction management and general contracting services we provide to third-party owners of multifamily and commercial properties. These fees are recognized as we satisfy our single performance obligation over time based on a percentage-of-completion of cost basis which we believe is an accurate depiction of the transfer of control to our customers. For these contracts, significant judgment is used to estimate the cost plus margin for the project fee and our profitability on those contracts is dependent on the ability to accurately predict such factors. We record third-party construction receivables for amounts where we have unconditional rights to payment but have not received and liabilities for amounts incurred but not paid. For the years ended December 31, 2019 and 2018, these contract receivable and liability balances were immaterial.
Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.

Reclassifications. Certain amounts have been presented separately within financing activities in the consolidated statements of cash flows for the years ended December 31, 2018 and 2017 to conform to the current-year presentation. These changes in presentation had no impact in consolidated cash flows from financing activities. Upon our adoption of ASU 2016-02 on January 1, 2019 we were required, based on our election of a practical expedient, to combine lessor lease and non-lease components as a single component under certain conditions. For the years ended December 31, 2018 and 2017, we combined other property revenues of $112.5 million and $130.4 million, respectively, with rental revenues of $842.0 million and $770.5 million, respectively, to conform to the current year presentation.
Insurance. Our primary lines of insurance coverage are property, general liability, health, workers’ compensation, and cyber security. We believe our insurance coverage adequately insures our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils and adequately insures us against other risks. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, non-real estate leasehold improvements and equipment, notes receivable, operating lease right-of-use assets, prepaid expenses, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. For a further discussion of our investments under deferred compensation plans, see Note 11, “Share-based Compensation and Benefit Plans.” Deferred financing costs are related to our unsecured credit facility, and are amortized no longer than the terms of the related facility on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment includes expenditures related to renovation and construction of office space we lease. These leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which generally range from three to ten years.
Notes Receivable. We have one note receivable included in Other assets, net in our consolidated balance sheets, relating to a real estate secured loan to an unaffiliated third party. During 2019, we received payments of approximately $1.4 million in principal and approximately $0.6 million in interest on this note which matures on October 1, 2025. At December 31, 2019 and 2018, the outstanding note receivable balance was approximately $7.9 million and $9.3 million, respectively, and the weighted average interest rate was approximately 7.0% and 4.0%, respectively. Interest is recognized over the life of the note and is included in interest and other income in our consolidated statements of income and comprehensive income. We consider a note receivable to be impaired if it is probable we will not collect all contractually due principal and interest. We do not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest which is not believed to be collectible. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. There were no impairments as of December 31, 2019 or 2018.
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate property revenue through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for each of the years ended December 31, 2019, 2018, and 2017.
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
Recent Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement which is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. This standard may be applied using the prospective transition method which is applicable to costs for activities on service contracts entered, renewed, materially modified, or performed after the effective date or the retrospective transition method which allows us to recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, as of the adoption date. We adopted as of January 1, 2020, using the prospective transition method and will present future qualified capitalizable costs relating to new completed cloud computing arrangements which are service arrangements as prepaid assets within other assets on our consolidated balance sheets, as cash flows from operating activities on our consolidated statement of cash flows, and the associated amortization as general and administrative expenses on our consolidated statements of income and comprehensive income. Our adoption of ASU 2018-15 will not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 and its related amendments codify ASC 842 and provides new guidance for accounting for leases. We adopted ASC 842 as of January 1, 2019 using the transition method which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date and to initially apply the new lease standard to leases which existed as of January 1, 2019. Upon our adoption of ASC 842, as a lessee we recorded a right-of-use asset and a corresponding liability in our consolidated balance sheet, as a lessor we now present combined lease and non-lease components as a single component in our consolidated statement of income and comprehensive income, and this ASU did not have an impact on the opening balance of retained earnings as of the adoption date. In addition to the transition practical expedient, we elected other practical expedients during our adoption of the new lease standard. For both lessor and lessee contracts, we elected the practical expedient package to not reassess: (i) whether any expired or existing contract was a lease or contained a lease, (ii) the lease classification of any expired or existing leases, and (iii) the accounting for initial direct costs for any existing leases.
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

As a lessee, we also elected the practical expedients to:

•	use hindsight to determine lease terms and impairment of the right-of-use assets for existing lease contracts,

•	not separate lease and non-lease components by class of underlying asset when certain conditions are met which is consistent with our current accounting, and

•	not recognize short-term lease contracts with a duration of 12 months or less (short-term leases) in our consolidated balance sheet.
We earn income from the leasing of our owned real estate properties which is considered our only lessor underlying asset class. Substantially all of our real estate lessor commitments will continue to be accounted for as operating leases and the new leasing standard did not have a material impact on our property revenues. As a lessee, we enter into lease contracts to facilitate the operations and needs of our business and our operating leases primarily consist of our office facility leases which are considered our only lessee underlying asset class. Our lessee operating lease commitments are subject to this standard and recognized as operating lease liabilities and right-of-use assets upon adoption. See above "Income Recognition," as it relates to our lessor leases and Note 14, "Commitments and Contingencies" as it relates to our lessee leases for additional disclosures required by ASC 842.

3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.1 million, 2.1 million, and 1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$219,623	$156,128	$196,422
Amount allocated to participating securities	(539)	(1,107)	(660)
Net income attributable to common shareholders – basic	$219,084	$155,021	$195,762

Total earnings per common share – basic	$2.23	$1.63	$2.14

Weighted average number of common shares outstanding – basic	98,460	95,208	91,499

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$219,084	$155,021	$195,762
Income allocated to common units from continuing operations	1,593	—	1,174
Net income attributable to common shareholders – diluted	$220,677	$155,021	$196,936

Total earnings per common share – diluted	$2.22	$1.63	$2.13

Weighted average number of common shares outstanding – basic	98,460	95,208	91,499
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	119	158	211
Common units	805	—	805
Weighted average number of common shares outstanding – diluted	99,384	95,366	92,515

4. Common Shares
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
For the year ended December 31, 2018, we did not sell any shares under the 2017 ATM program. The following table presents activity under the 2017 ATM program for the years ended December 31, 2019 and 2017:

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2017
Total net consideration	$24,839.1	$2,513.6
Common shares sold	224.3	28.1
Average price per share	$111.88	$90.44

As of the date of this filing, we had common shares having an aggregate offering price of up to $287.7 million remaining available for sale under the 2017 ATM program. No additional shares were sold under the 2017 ATM program subsequent to December 31, 2019 through the date of this filing.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. For the year ended December 31, 2018, we repurchased 3,222 common shares for approximately $0.3 million. There were no repurchases under this program for the years ended December 31, 2017 or 2019 or through the date of this filing. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.5 million as of the date of this filing.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2019, we had approximately 97.2 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding. In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds, which we used to acquire one operating property in Scottsdale, Arizona, and repay amounts on our unsecured line of credit and certain secured conventional mortgage debt.
In the first quarter of 2020, the Company's Board of Trust Managers declared a first quarter dividend of $0.83 per common share to our common shareholders of record as of March 31, 2020.
5. Operating Partnerships
At December 31, 2019, approximately 4% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2019, we held approximately 92% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.8 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units.
At December 31, 2019, approximately 32% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2019, we held approximately 95% of the outstanding common limited partnership units and the sole 1% general partnership interest of Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 0.9 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election and holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and two of our trust managers own Camden Summit Partnership common limited partnership units.

We made no material changes to any operating partnership agreements during the year ended December 31, 2019. During 2018, we entered into an agreement with certain holders of common units of limited partnership interest in the Camden Summit Partnership, which holders included two of our Trust Managers.  This agreement modifies the original terms of the Tax Protection Agreement dated February 28, 2005 which states the Camden Summit Partnership must maintain a certain amount of secured debt until February 28, 2020 to protect the negative tax capital of the unitholders or reimburse the unitholders for income taxes incurred from the repayment of this indebtedness.  Pursuant to this 2018 agreement, Camden Summit Partnership issued $100.0 million of unsecured debt with an unrelated third party which was guaranteed by Camden Property Trust. Additionally, each such unitholder agreed to indemnify Camden Property Trust for their portion of the unsecured debt equal to the amount of income and gain which would be required to be recognized by the unitholder due to their negative tax capital account; the indemnities are for a one-year period with an annual October 15 renewal right.  These amounts were approximately $21.2 million in the aggregate for the two Trust Managers which are holders of common units of limited partner interest in Camden Summit Partnership. In return, Camden Summit Partnership agreed to extend the duration of the Tax Protection Agreement for two years for each year such unitholder's indemnification agreement remains in place.
6. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we may be subject to federal and state income taxes for such year. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years and may be subject to federal and state income taxes in those years as well. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2019, 2018 and 2017 as income tax expense. Income taxes for the years ended December 31, 2019, 2018 and 2017, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder's invested capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2019, 2018 and 2017 is set forth in the following table:

	Year Ended December 31,
	2019	2018	2017
Common Share Distributions
Ordinary income	$2.53	$2.99	$2.38
Long-term capital gain	0.46	0.09	0.41
Unrecaptured Sec. 1250 gain	0.21	—	0.21
Total	$3.20	$3.08	$3.00

We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2019, our taxable REIT subsidiaries had immaterial net operating loss carryforwards (“NOL’s”) related to 2017 and prior which expire in years 2034 to 2037 and no benefits related to these NOL’s have been recognized in our consolidated financial statements. For any post 2017 NOL's, the NOL can be carried forward indefinitely, however, usage of the NOL is limited to 80% of any year's taxable income.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2019 exceeded the tax basis by approximately $1.3 billion.
Income Tax Expense. We had income tax expense of approximately $1.1 million, $1.4 million and $1.2 million for the tax years ended December 31, 2019, 2018 and 2017, respectively, which was comprised mainly of state income tax and federal income tax related to one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2019, 2018, and 2017, our deferred tax expense was not significant.
The income tax returns of Camden Property Trust and its subsidiaries are subject to examination by federal, state and local tax jurisdictions for years 2016 through 2018.  Tax attributes generated in years prior to 2016 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
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
7. Acquisitions and Dispositions
Asset Acquisition of Operating Properties. In December 2019, we acquired one operating property comprised of 186 apartment homes in Raleigh, North Carolina for approximately $75.1 million, and one operating property comprised of 552 apartment homes in Houston, Texas for approximately $147.2 million. In May 2019, we acquired one operating property comprised of 326 apartment homes located in Austin, Texas for approximately $120.4 million. In February 2019, we acquired one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million.
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
Acquisitions of Land. In connection with the acquisition of the operating property in Houston, Texas in December 2019, we acquired approximately 2.3 acres of land adjacent to the operating property for approximately $8.0 million for the future development of approximately 300 apartment homes. In May 2019, we acquired approximately 11.6 acres of land in Tempe, Arizona for approximately $18.0 million for the development of approximately 400 apartment homes. In April 2019, we acquired approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million for the development of approximately 400 apartment homes. During the year ended December 31, 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the development of a community with 360 apartment homes. During the year ended December 31, 2017, we acquired approximately 8.2 acres of land in San Diego, California for approximately $20.0 million for the development of approximately 132 apartment homes.
In January 2020, we acquired 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for the future development of approximately 355 apartment homes.
Land Holding Dispositions. During the year ended December 31, 2018, we sold approximately 14.1 acres of land adjacent to two development properties in Phoenix, Arizona for approximately $11.5 million. We did not sell any land during the years ended December 31, 2019 or 2017.
Sale of Operating Properties. During the year ended December 31, 2019, we sold our remaining three operating properties in Corpus Christi, Texas. The operating properties sold included two consolidated communities comprised of 632 apartment homes and one joint venture community comprised of 270 apartment homes. The total net proceeds recognized from the disposition of the two consolidated communities was approximately $69.4 million and we recognized a gain of approximately $49.9 million. See Note 8, "Investments in Joint Ventures" for further discussion of the joint venture community. We did not sell any operating properties during the year ended December 31, 2018. During the year ended December 31, 2017, we sold one operating property, comprised of 1,005 apartment homes, located in Corpus Christi, Texas for approximately $78.4 million and recognized a gain of approximately $43.2 million.
8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). At December 31, 2019, 2018, and 2017, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. In March 2015, we completed the formation of a third fund with an unaffiliated third party for additional multifamily investments of up to $450.0 million. In June 2019, we amended the third fund's agreement, among other things, to reduce the investments from $450.0 million to approximately $360.0 million and increase our ownership interest from 20% to 40%. This third fund did not own any properties in 2019, 2018, or 2017. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	2019	2018
Total assets	$685.0	$695.2
Total third-party debt	496.9	510.7
Total equity	153.4	158.4

	2019	2018	2017
Total revenues	$131.7	$127.4	$121.9
Gain on sale of operating property (1)	19.8	—	—
Net income (2)	37.5	16.4	13.5
Equity in income (3) (4)	14.8	7.8	6.8

(1)	In December 2019, one of the funds sold one operating property comprised of 270 apartment homes for approximately $38.5 million.

(2)	Net income for the year ended December 31, 2017 includes approximately $1.3 million of property expense relating to Hurricanes Harvey and Irma in the third quarter of 2017.

(3)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

(4)
Equity in income for the year ended December 31, 2019 includes our ownership interest of the gain on sale of the operating property of approximately $6.2 million. Equity in income for the year ended December 31, 2017 includes our ownership interest of the hurricane related insurance recoveries and expenses of approximately $0.4 million.

The Funds in which we have a partial interest have been funded in part with secured third-party debt. As of December 31, 2019, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $6.8 million, $5.7 million, and $5.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2019	2018
Commercial banks
Unsecured credit facility	$44.0	$—
2.70% Term loan, due 2022	99.7	99.6
	$143.7	$99.6

Senior unsecured notes (1)
4.78% Notes, due 2021	$—	$249.1
3.15% Notes, due 2022	348.0	347.3
5.07% Notes, due 2023	248.4	248.0
4.36% Notes, due 2024	249.0	248.7
3.68% Notes, due 2024	248.0	247.6
3.74% Notes, due 2028	396.7	396.1
3.67% Notes, due 2029	593.7	—
3.41% Notes, due 2049	296.6	—
	$2,380.4	$1,736.8

Total unsecured notes payable	$2,524.1	$1,836.4

Secured notes
4.38% Conventional Mortgage Loan, due 2045	$—	$45.9
5.19% Conventional Mortgage Notes, due 2019	—	419.9
5.33% Conventional Mortgage Loan, due 2019	—	19.4
	$—	$485.2

Total notes payable (1)	$2,524.1	$2,321.6

Value of real estate assets, at cost, subject to secured notes	$—	$867.9

(1)	Unamortized debt discounts and debt issuance costs of $19.9 million and $13.9 million are included in senior unsecured and secured notes payable as of December 31, 2019 and 2018, respectively.
In March 2019, we amended and restated our $600 million unsecured credit facility to, among other things, extend the maturity date from August 2019 to March 2023, with two options to further extend the facility at our election for two additional six month periods, and increase the facility from $600 million to $900 million, which may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2019 through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2019, we had approximately $44.0 million of borrowings outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $8.9 million, leaving approximately $847.1 million available under our credit facility.
In the first quarter of 2019, we repaid approximately $439.3 million of secured conventional mortgage debt utilizing our unsecured credit facility and proceeds from our equity offering completed in February 2019.
In June 2019, we issued $600.0 million aggregate principal amount of 3.150% senior unsecured notes due July 1, 2029 (the "2029 Notes") under our existing shelf registration statement. The 2029 Notes were offered to the public at 99.751% of their face amount with a stated rate of 3.150% and a yield to maturity of 3.179%. In anticipation of the offering of the 2029 Notes, we initiated forward interest rate swap agreements with an aggregate notional amount of $300.0 million. After giving effect to the settlement of the swap agreements, which will be recognized over the first seven years of the 2029 Notes as discussed below in Note 10, "Derivative Financial Instruments and Hedging Activities," and deducting the underwriting discounts and other estimated expenses of the offering, the effective annual interest rate on the 2029 Notes is approximately 3.84% through June 2026, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%. We received net proceeds of approximately $593.4 million, net of underwriting discounts and other estimated offering expenses. Interest on the 2029 Notes is payable semi-annually on January 1 and July 1, beginning January 1, 2020. We may redeem the 2029 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed plus a make-whole provision. If, however, we redeem the 2029 Notes 90 days or fewer prior to the maturity date, the redemption price will equal 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2029 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from the offering of the 2029 Notes to repay outstanding balances on our unsecured line of credit in June 2019, the prepayment of secured debt in late October 2019 (discussed below) and for general corporate purposes which included property development, capital expenditures, and working capital.
In October 2019, we issued $300.0 million aggregate principal amount of 3.350% senior unsecured notes due November 1, 2049 (the "2049 Notes") under our existing shelf registration statement. The 2049 Notes were offered to the public at 99.941% of their face amount with a stated rate of 3.350% and a yield to maturity of 3.353%. We received net proceeds of approximately $296.6 million, net of underwriting discounts and other estimated offering expenses. After giving effect to net underwriting discounts and other estimated offering expenses, the effective annual interest rate on the 2049 Notes is approximately 3.41%. Interest on the 2049 Notes is payable semi-annually on May 1 and November 1, beginning May 1, 2020. We may redeem the 2049 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2049 Notes within six months of the maturity date, the redemption price will equal 100% of the principal amount of the 2049 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2049 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness.
In October 2019, we used the net proceeds from the 2049 Notes, together with cash on hand, to fund the early redemption of all of the $250 million aggregate principal amount of our 4.78% effective rate Senior Notes due 2021, plus a make-whole premium and accrued and unpaid interest to the date of redemption, and to prepay all of the approximately $45.3 million aggregate principal amount of our 4.38% secured conventional mortgage note due 2045, plus a prepayment premium and interest to the date of repayment. In connection with these transactions, we recorded an approximate $12 million loss on early retirement of debt in the fourth quarter of 2019.
At December 31, 2019, we had $143.7 million outstanding floating rate debt, which included amounts borrowed under our unsecured credit facility, with a weighted average interest rate of approximately 2.7%. At December 31, 2018, we had outstanding floating rate debt of approximately $99.6 million with a weighted average interest rate of approximately 3.3%.
Our indebtedness, which includes our unsecured credit facility, had a weighted average maturity of 8.9 years at December 31, 2019. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2019:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
2020	$(3.1)	—%
2021	(3.1)	—
2022	447.0	3.1
2023	247.9	5.1
2024 (4)	542.6	3.9
Thereafter	1,292.8	3.7
Total	$2,524.1	3.8%

(1)	Includes all available extension options.

(2)	Includes amortization of debt discounts and debt issuance costs.

(3)	Includes the effects of the applicable settled forward interest rate swaps.

(4)	Includes $44.0 million of borrowings outstanding under our unsecured credit facility.

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
In connection with the 2029 Notes issued in June 2019, we settled all of our remaining outstanding forward interest rate swaps with a total notional value of $300.0 million resulting in a net cash payment of approximately $20.4 million. Amounts in other comprehensive income associated with the settled forward interest rate swaps will be reclassified to interest expense over the first seven years of the 2029 Notes. In connection with the 2028 Notes issued in October 2018, we settled forward interest rate swaps with a total notional value of $400.0 million resulting in a net cash receipt of approximately $15.9 million. Amounts in other comprehensive income associated with the settled forward interest rate swaps will be reclassified to interest expense over the life of the 2028 Notes. At December 31, 2019, we had no designated hedges outstanding. At December 31, 2018, we had a total of two designated hedges outstanding with a total notional value of $300.0 million to hedge a portion of anticipated future fixed rate debt issuances in 2019.
Non-Designated Hedges. Derivatives are not entered into for trading or speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At December 31, 2019 and 2018, we did not have any non-designated hedges outstanding.
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets at December 31, 2019 and 2018:

	Asset Derivatives				Liability Derivatives
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps	Other Assets	$—	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$7.4

The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the year ended December 31, 2019 and 2018:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives			Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2019	2018	2017		2019	2018	2017
Interest Rate Swaps	$(13.0)	$6.8	$1.7	Interest expense	$0.1	$0.4	$—

As of December 31, 2019, the amount we expect to be reclassified into earnings in the next 12 months as an increase to interest expense is approximately $1.3 million.

11. Share-based Compensation and Benefit Plans
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by the Company’s shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include officers and employees of the Company or any of its subsidiaries, Trust Managers of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as set forth as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of December 31, 2019, there were approximately 7.6 million common shares available under the 2018 Share Plan, which would result in approximately 2.2 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for option and share awards charged against income was approximately $16.8 million, $17.8 million, and $18.8 million for 2019, 2018 and 2017, respectively. Total capitalized compensation cost for option and share awards was approximately $3.4 million, $3.0 million, and $3.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
A summary of activity under our share incentive plans for the year ended December 31, 2019 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2018	390,681	$79.82
Granted	199,957	98.84
Exercised/Vested	(308,514)	82.65
Forfeited	(17,470)	86.64
Total nonvested share awards outstanding at December 31, 2019	264,654	$90.44

Options. Stock options other than reload options have a contractual life of ten years and vest over periods up to three years. Reload options vest at the grant date. Reload options are granted for the number of shares tendered as payment for the exercise price upon the exercise of an option with a reload provision. The reload options granted had an exercise price equal to the fair market value of a common share on the date of grant and expired on the same date as the original options which were exercised. None of our current incentive compensation plans carry reload option rights, and all of our obligations relating to reload options have been satisfied as of December 31, 2018. Expense for stock options is based on grant date fair value and recognized on a straight-line method over the vesting period.
We estimate the fair values of each option award on the date of grant using the Black-Scholes option pricing model. There were no options granted in December 31, 2019. The weighted-average fair value of reload stock options granted during the years ended December 31, 2018 and 2017 and the weighted-average assumptions for such grants were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Weighted average fair value of options granted	$4.11	$5.25
Expected volatility	15.1%	18.9%
Risk-free interest rate	2.0%	1.3%
Expected dividend yield	3.3%	5.5%
Expected life	1 year	2 years

Our computations of expected volatility for 2018 and 2017 were based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares was based on the historical dividend yield over the expected term of the options granted. Our computation of expected life was based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.

The total intrinsic value of options exercised was approximately $2.0 million and $2.2 million during the years ended December 31, 2018 and 2017, respectively. At December 31, 2019, there was no unrecognized compensation cost related to unvested options and there were no options outstanding.
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
At December 31, 2019, 2018 and 2017, the weighted average fair value of share awards granted was $98.84, $82.81 and $83.41, respectively. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was approximately $25.5 million, $24.0 million, and $23.1 million, respectively. At December 31, 2019, the unamortized value of previously issued unvested share awards was approximately $13.5 million which is expected to be amortized over the next two years.
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

	2019	2018	2017
Shares purchased	22,032	15,330	18,986
Weighted average fair value of shares purchased	$105.93	$90.93	$89.89
Expense recorded (in millions)	$0.4	$0.2	$0.3

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
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2019 and 2018, approximately 1.4 million and 1.7 million share awards, respectively were held in the rabbi trust. Additionally, as of December 31, 2019 and 2018, the rabbi trust held trading securities totaling approximately $12.5 million and $14.9 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2019 and 2018, approximately $17.3 million and $21.2 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 0.8 million and 0.7 million share awards were held in the plan at December 31, 2019 and 2018, respectively. Additionally, as of December 31, 2019 and 2018, the plan held trading securities totaling approximately $139.3 million and $129.8 million, respectively, which represents cash deferrals made by plan participants and diversification of share awards within the plan to trading securities. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.

Balances within temporary equity in our consolidated balance sheets related to fully vested awards and the proportionate share of nonvested awards of participants within our Non-Qualified Deferred Compensation Plan who were permitted to diversify their shares into other equity securities subject to a six-month holding period. In December 2018, the plan was amended and restated and effective January 1, 2019 participants in the Non-Qualified Deferred Compensation Plan were no longer able to diversify their common shares; accordingly, the fully vested share awards and the proportionate share of nonvested share awards previously eligible for diversification were reclassified on the effective date from temporary equity into additional paid-in capital in our consolidated balance sheet.
The following table summarizes the eligible share award activity for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Temporary equity:
Balance at beginning of period	$77,230	$77,037
Change in classification	16,407	13,388
Change in redemption value	(669)	10,038
Diversification of share awards (429 shares during December 31, 2018)	(40,294)	(23,233)
Balance at December 31	$52,674	$77,230

401(k) Savings Plan. We have a 401(k) savings plan, which is a voluntary defined contribution plan, which provides participating employees the ability to elect to contribute up to 60 percent of eligible compensation, subject to limitations as defined by the federal tax code, with the Company making matching contributions up to a predetermined limit. The matching contributions made for the years ended December 31, 2019, 2018, and 2017 were approximately $3.1 million, $2.9 million, and $2.7 million, respectively. Employees become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service.
12. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2019				December 31, 2018
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$151.8	$—	$—	$151.8	$144.7	$—	$—	$144.7
Other Liabilities
Derivative financial instruments - forward interest rate swaps	$—	$—	$—	$—	$—	$7.4	$—	$7.4

(1)
Approximately $18.0 million and $12.7 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2019 and 2018, respectively. Approximately $40.3 million of shares within the deferred compensation plan were diversified into other deferred compensation plan investments during the year ended 2018.

Nonrecurring Fair Value Disclosures. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” We completed four asset acquisitions of operating properties during the year ended December 31, 2019 and three asset acquisitions of operating properties during the year ended December 31, 2018. We recorded the real estate assets and identifiable above and below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 7, "Acquisitions and Dispositions" for a further discussion about these acquisitions.

Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2019 and 2018, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	December 31, 2019		December 31, 2018
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,380.4	$2,533.5	$2,222.0	$2,265.4
Floating rate notes payable (1)	143.7	143.8	99.6	99.4

(1)	Includes balances outstanding under our unsecured credit facility at December 31, 2019.

13. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Change in assets:
Other assets, net	$(6,976)	$10,364	$(6,724)
Change in liabilities:
Accounts payable and accrued expenses	19,713	(4,133)	(2,300)
Accrued real estate taxes	(1,014)	1,910	2,342
Other liabilities	23,119	(1,486)	(995)
Other	3,252	2,898	2,831
Change in operating accounts and other	$38,094	$9,553	$(4,846)

14. Commitments and Contingencies
Construction Contracts. As of December 31, 2019, we estimate the additional cost to complete the seven consolidated projects currently under construction to be approximately $358.6 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings or secured mortgages.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2019, we had approximately $0.9 million in refundable earnest money deposits for potential acquisitions of operating properties and land and are included in other assets, net in our consolidated balance sheet. Of this $0.9 million in refundable earnest money deposits, approximately $0.2 million was related to the acquisition of land in Raleigh, North Carolina which was completed in January 2020.

Lease Commitments. Substantially all of our operating leases recorded in our consolidated balance sheets at January 1, 2019 upon adoption of ASC 842 are related to office facility leases. The lease and non-lease components are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use ("ROU") assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred.
As of December 31, 2019, we had no significant leases executed but not yet commenced and did not record any impairment charges related to our ROU assets. The following is a summary of our operating lease related information:

($ in millions)		As of
Balance sheet	Classification	December 31, 2019
Right-of-use assets, net	Other assets, net	$10.6
Operating lease liabilities	Other liabilities	$15.0

($ in millions)		Year ended
Statement of income and comprehensive income	Classification	December 31, 2019
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$2.9
Variable lease expense	General and administrative expenses and property management expenses	$1.4

($ in millions)		Year ended
Statement of cash flows	Classification	December 31, 2019
Cash flows from operating leases	Net cash from operating activities	$3.1
Supplemental lease information
Weighted average remaining lease term (years)		5.3
Weighted average discount rate - operating leases (1)		4.9%

(1)
We use a secured incremental borrowing rate, as defined by ASC 842 based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.

The following is a summary of our maturities of our lease liabilities as of December 31, 2019:

(in millions)
Year ended December 31,	Operating Leases
2020	$3.4
2021	3.2
2022	2.9
2023	2.7
2024	2.8
Thereafter	2.1
Less: discount for time value	(2.1)
Lease liability as of December 31, 2019	$15.0

Prior to our adoption of ASU 2016-12, rental expense for the years ended December 31, 2018 and 2017 were approximately $3.8 million and $4.0 million, respectively. Minimum annual rental commitments as of December 31, 2018 for the years ending December 31, 2019 through 2023 were approximately $2.9 million, $3.0 million, $3.1 million, $2.7 million and $2.6 million, respectively, and approximately $4.5 million in the aggregate thereafter.
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
Employment Agreements. At December 31, 2019, we had employment agreements with 13 of our senior officers, the terms of which expire at various times through August 20, 2020. Such agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
15. Quarterly Financial Data (unaudited)
Summarized quarterly financial data for the years ended December 31, 2019 and 2018, is as follows:

(in thousands, except per share amounts)	First	Second	Third	Fourth		Total (a)
2019:
Revenues	$248,567	$255,761	$260,672	$263,461		$1,028,461
Net income attributable to common shareholders	38,613	42,399	43,597	95,014	(b)	219,623
Total earnings per share – basic	0.40	0.43	0.44	0.96	(b)	2.23
Total earnings per share – diluted	0.40	0.43	0.44	0.95	(b)	2.22
2018:
Revenues	$230,683	$237,133	$241,770	$244,919		$954,505
Net income attributable to common shareholders	39,395	38,671	38,866	39,196		156,128
Total earnings per share – basic	0.41	0.40	0.41	0.41		1.63
Total earnings per share – diluted	0.41	0.40	0.40	0.41		1.63

(a)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

(b)
Includes a $11,995 or $0.12 basic and diluted per share, impact related to the loss on early retirement of debt in October 2019. Also includes a $49,901 or $0.50 basic and $0.49 diluted per share, impact related to a gain on sale of two consolidated operating properties.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2019 (in thousands)									Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Year of Completion/ Acquisition
Current communities (1):

ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,429	$353	$5,511	$62,782	$68,293	$11,766	$56,527	2016
Camden Copper Square	4,825	23,672	8,859	4,825	32,531	37,356	20,332	17,024	2000
Camden Foothills	11,006	33,712	328	11,006	34,040	45,046	7,454	37,592	2014
Camden Hayden	9,248	35,254	262	9,248	35,516	44,764	7,259	37,505	2015
Camden Legacy	4,068	26,612	18,905	4,068	45,517	49,585	28,933	20,652	1998
Camden Montierra	13,687	31,727	5,891	13,687	37,618	51,305	10,733	40,572	2012
Camden North End	16,108	82,620	68	16,108	82,688	98,796	8,346	90,450	2019
Camden Old Town Scottsdale	23,227	71,784	1,832	23,227	73,616	96,843	4,211	92,632	2019
Camden Pecos Ranch	3,362	24,492	6,044	3,362	30,536	33,898	10,541	23,357	2012
Camden San Marcos	11,520	35,166	6,441	11,520	41,607	53,127	12,171	40,956	2012
Camden San Paloma	6,480	23,045	11,173	6,480	34,218	40,698	19,292	21,406	2002
Camden Sotelo	3,376	30,576	1,665	3,376	32,241	35,617	7,522	28,095	2013
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	11,280	9,381	65,490	74,871	37,277	37,594	2001
Camden Glendale	21,492	96,158	180	21,492	96,338	117,830	17,563	100,267	2015
Camden Harbor View	16,079	127,459	29,477	16,079	156,936	173,015	72,266	100,749	2003
Camden Main and Jamboree	17,363	75,387	2,782	17,363	78,169	95,532	23,382	72,150	2008
Camden Martinique	28,401	51,861	27,676	28,401	79,537	107,938	49,477	58,461	1998
Camden Sea Palms	4,336	9,930	8,280	4,336	18,210	22,546	10,683	11,863	1998
The Camden	18,286	118,730	337	18,286	119,067	137,353	18,101	119,252	2016
San Diego/Inland Empire
Camden Landmark	17,339	71,315	3,789	17,339	75,104	92,443	19,580	72,863	2012
Camden Old Creek	20,360	71,777	9,397	20,360	81,174	101,534	32,105	69,429	2007
Camden Sierra at Otay Ranch	10,585	49,781	10,662	10,585	60,443	71,028	29,713	41,315	2003
Camden Tuscany	3,330	36,466	6,639	3,330	43,105	46,435	21,530	24,905	2003
Camden Vineyards	4,367	28,494	5,189	4,367	33,683	38,050	18,091	19,959	2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	5,790	8,091	49,793	57,884	12,182	45,702	2012
Camden Caley	2,047	17,445	10,096	2,047	27,541	29,588	15,303	14,285	2000
Camden Denver West	$6,396	$51,552	$12,633	$6,396	$64,185	$70,581	$16,661	$53,920	2012
Camden Flatirons	6,849	72,631	855	6,849	73,486	80,335	15,824	64,511	2015
Camden Highlands Ridge	2,612	34,726	22,996	2,612	57,722	60,334	31,611	28,723	1996
Camden Interlocken	5,293	31,612	19,410	5,293	51,022	56,315	28,633	27,682	1999
Camden Lakeway	3,915	34,129	26,754	3,915	60,883	64,798	34,940	29,858	1997
Camden Lincoln Station	4,648	51,762	309	4,648	52,071	56,719	7,503	49,216	2017
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	6,009	4,835	28,613	33,448	12,767	20,681	2005
Camden College Park	16,409	91,503	7,579	16,409	99,082	115,491	28,675	86,816	2008
Camden Dulles Station	10,807	61,548	9,357	10,807	70,905	81,712	24,907	56,805	2008
Camden Fair Lakes	15,515	104,223	14,105	15,515	118,328	133,843	53,166	80,677	2005
Camden Fairfax Corner	8,484	72,953	10,162	8,484	83,115	91,599	36,257	55,342	2006
Camden Fallsgrove	9,408	43,647	6,107	9,408	49,754	59,162	23,071	36,091	2005
Camden Grand Parc	7,688	35,900	3,891	7,688	39,791	47,479	17,257	30,222	2005
Camden Lansdowne	15,502	102,267	26,380	15,502	128,647	144,149	55,180	88,969	2005
Camden Largo Town Center	8,411	44,163	4,661	8,411	48,824	57,235	21,706	35,529	2005
Camden Monument Place	9,030	54,089	7,618	9,030	61,707	70,737	23,110	47,627	2007
Camden NoMa	19,442	82,306	405	19,442	82,711	102,153	20,114	82,039	2014
Camden NoMa II	17,331	91,211	102	17,331	91,313	108,644	19,201	89,443	2017
Camden Potomac Yard	16,498	88,317	11,856	16,498	100,173	116,671	35,674	80,997	2008
Camden Roosevelt	11,470	45,785	5,669	11,470	51,454	62,924	21,963	40,961	2005
Camden Russett	13,460	61,837	7,631	13,460	69,468	82,928	31,431	51,497	2005
Camden Shady Grove	24,177	89,820	236	24,177	90,056	114,233	15,388	98,845	2018
Camden Silo Creek	9,707	45,301	8,646	9,707	53,947	63,654	22,983	40,671	2005
Camden Washingtonian	13,512	75,134	38	13,512	75,172	88,684	7,453	81,231	2018
FLORIDA
Southeast Florida
Camden Aventura	12,185	47,616	14,567	12,185	62,183	74,368	30,092	44,276	2005
Camden Boca Raton	2,201	50,057	435	2,201	50,492	52,693	10,690	42,003	2014
Camden Brickell	14,621	57,031	32,064	14,621	89,095	103,716	36,848	66,868	2005
Camden Doral	10,260	40,416	7,769	10,260	48,185	58,445	22,353	36,092	2005
Camden Doral Villas	6,476	25,543	7,881	6,476	33,424	39,900	16,294	23,606	2005
Camden Las Olas	12,395	79,518	28,185	12,395	107,703	120,098	44,737	75,361	2005
Camden Plantation	6,299	77,964	13,767	6,299	91,731	98,030	41,354	56,676	2005
Camden Portofino	9,867	38,702	10,387	9,867	49,089	58,956	22,310	36,646	2005
Orlando
Camden Hunter's Creek	$4,156	$20,925	$6,337	$4,156	$27,262	$31,418	$13,356	$18,062	2005
Camden Lago Vista	3,497	29,623	6,301	3,497	35,924	39,421	17,112	22,309	2005
Camden LaVina	12,907	42,617	1,306	12,907	43,923	56,830	13,395	43,435	2012
Camden Lee Vista	4,350	34,643	11,443	4,350	46,086	50,436	26,129	24,307	2000
Camden North Quarter	9,990	68,471	1,038	9,990	69,509	79,499	8,057	71,442	2018
Camden Orange Court	5,319	40,733	3,813	5,319	44,546	49,865	17,210	32,655	2008
Camden Thornton Park	11,711	74,628	764	11,711	75,392	87,103	5,843	81,260	2018
Camden Town Square	13,127	45,997	1,093	13,127	47,090	60,217	13,085	47,132	2012
Camden World Gateway	5,785	51,821	8,612	5,785	60,433	66,218	27,663	38,555	2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	23,090	7,450	86,373	93,823	47,472	46,351	1998/2002
Camden Montague	3,576	16,534	785	3,576	17,319	20,895	5,376	15,519	2012
Camden Pier District	16,704	105,383	1,271	16,704	106,654	123,358	12,714	110,644	2018
Camden Preserve	1,206	17,982	11,267	1,206	29,249	30,455	18,995	11,460	1997
Camden Royal Palms	2,147	38,339	4,283	2,147	42,622	44,769	17,259	27,510	2007
Camden Westchase Park	11,955	36,254	825	11,955	37,079	49,034	10,626	38,408	2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	10,702	7,174	42,686	49,860	20,559	29,301	2005
Camden Buckhead Square	13,200	43,785	894	13,200	44,679	57,879	4,930	52,949	2017
Camden Creekstone	5,017	19,912	5,492	5,017	25,404	30,421	7,137	23,284	2012
Camden Deerfield	4,895	21,922	9,717	4,895	31,639	36,534	15,389	21,145	2005
Camden Dunwoody	5,290	23,642	9,812	5,290	33,454	38,744	16,870	21,874	2005
Camden Fourth Ward	10,477	51,258	1,621	10,477	52,879	63,356	11,789	51,567	2014
Camden Midtown Atlanta	6,196	33,828	11,097	6,196	44,925	51,121	21,671	29,450	2005
Camden Paces	15,262	102,521	1,218	15,262	103,739	119,001	22,448	96,553	2015
Camden Peachtree City	6,536	29,063	8,323	6,536	37,386	43,922	17,992	25,930	2005
Camden Shiloh	4,181	18,798	6,220	4,181	25,018	29,199	12,697	16,502	2005
Camden St. Clair	7,526	27,486	8,316	7,526	35,802	43,328	18,251	25,077	2005
Camden Stockbridge	5,071	22,693	5,281	5,071	27,974	33,045	13,537	19,508	2005
Camden Vantage	11,787	68,822	7,354	11,787	76,176	87,963	17,762	70,201	2013
NORTH CAROLINA
Charlotte
Camden Ballantyne	$4,503	$30,250	$9,801	$4,503	$40,051	$44,554	$20,131	$24,423	2005
Camden Cotton Mills	4,246	19,147	7,548	4,246	26,695	30,941	13,703	17,238	2005
CoWork by Camden	814	3,422	9	814	3,431	4,245	172	4,073	2019
Camden Dilworth	516	16,633	3,421	516	20,054	20,570	8,836	11,734	2006
Camden Fairview	1,283	7,223	4,639	1,283	11,862	13,145	6,692	6,453	2005
Camden Foxcroft	1,408	7,919	4,898	1,408	12,817	14,225	7,103	7,122	2005
Camden Foxcroft II	1,152	6,499	3,698	1,152	10,197	11,349	5,096	6,253	2005
Camden Gallery	7,930	51,957	637	7,930	52,594	60,524	8,449	52,075	2017
Camden Grandview	7,570	33,859	13,278	7,570	47,137	54,707	22,302	32,405	2005
Camden Grandview II	4,617	17,852	26	4,617	17,878	22,495	1,120	21,375	2019
Camden Sedgebrook	5,266	29,211	8,192	5,266	37,403	42,669	18,878	23,791	2005
Camden South End	6,625	29,175	14,961	6,625	44,136	50,761	19,757	31,004	2005
Camden Stonecrest	3,941	22,021	6,962	3,941	28,983	32,924	14,930	17,994	2005
Camden Touchstone	1,203	6,772	3,807	1,203	10,579	11,782	5,818	5,964	2005
Raleigh
Camden Carolinian	14,765	56,674	39	14,765	56,713	71,478	267	71,211	2019
Camden Crest	4,412	31,108	7,473	4,412	38,581	42,993	17,807	25,186	2005
Camden Governor's Village	3,669	20,508	7,066	3,669	27,574	31,243	12,827	18,416	2005
Camden Lake Pine	5,746	31,714	14,563	5,746	46,277	52,023	22,328	29,695	2005
Camden Manor Park	2,535	47,159	11,213	2,535	58,372	60,907	24,147	36,760	2006
Camden Overlook	4,591	25,563	10,347	4,591	35,910	40,501	18,586	21,915	2005
Camden Reunion Park	3,302	18,457	11,358	3,302	29,815	33,117	14,502	18,615	2005
Camden Westwood	4,567	25,519	9,115	4,567	34,634	39,201	16,292	22,909	2005
TEXAS
Austin
Camden Cedar Hills	2,684	20,931	3,503	2,684	24,434	27,118	9,295	17,823	2008
Camden Gaines Ranch	5,094	37,100	10,909	5,094	48,009	53,103	23,458	29,645	2005
Camden Huntingdon	2,289	17,393	10,791	2,289	28,184	30,473	20,459	10,014	1995
Camden La Frontera	3,250	32,376	543	3,250	32,919	36,169	7,610	28,559	2015
Camden Lamar Heights	3,988	42,773	531	3,988	43,304	47,292	9,938	37,354	2015
Camden Rainey Street	30,044	85,477	887	30,044	86,364	116,408	3,040	113,368	2019
Camden Stoneleigh	3,498	31,285	8,966	3,498	40,251	43,749	19,167	24,582	2006
Dallas/Fort Worth
Camden Addison	$11,516	$29,332	$8,735	$11,516	$38,067	$49,583	$13,673	$35,910	2012
Camden Belmont	12,521	61,522	6,530	12,521	68,052	80,573	17,987	62,586	2012
Camden Buckingham	2,704	21,251	11,413	2,704	32,664	35,368	21,634	13,734	1997
Camden Centreport	1,613	12,644	7,459	1,613	20,103	21,716	12,961	8,755	1997
Camden Cimarron	2,231	14,092	8,406	2,231	22,498	24,729	16,936	7,793	1997
Camden Farmers Market	17,341	74,193	28,144	17,341	102,337	119,678	54,327	65,351	2001/2005
Camden Henderson	3,842	15,256	801	3,842	16,057	19,899	4,680	15,219	2012
Camden Legacy Creek	2,052	12,896	7,420	2,052	20,316	22,368	14,235	8,133	1997
Camden Legacy Park	2,560	15,449	8,588	2,560	24,037	26,597	16,591	10,006	1997
Camden Valley Park	3,096	14,667	15,989	3,096	30,656	33,752	28,700	5,052	1994
Camden Victory Park	13,445	71,735	391	13,445	72,126	85,571	12,393	73,178	2016
Houston
Camden City Centre	4,976	44,735	8,861	4,976	53,596	58,572	20,203	38,369	2007
Camden City Centre II	5,101	28,131	576	5,101	28,707	33,808	8,299	25,509	2013
Camden Greenway	16,916	43,933	21,492	16,916	65,425	82,341	42,848	39,493	1999
Camden Highland Village	28,536	111,802	34	28,536	111,836	140,372	586	139,786	2019
Camden Holly Springs	11,108	42,852	12,811	11,108	55,663	66,771	19,048	47,723	2012
Camden McGowen Station	6,089	85,038	18	6,089	85,056	91,145	9,284	81,861	2018
Camden Midtown	4,583	18,026	11,861	4,583	29,887	34,470	19,581	14,889	1999
Camden Oak Crest	2,078	20,941	6,437	2,078	27,378	29,456	15,113	14,343	2003
Camden Park	4,922	16,453	6,443	4,922	22,896	27,818	8,015	19,803	2012
Camden Plaza	7,204	31,044	4,528	7,204	35,572	42,776	10,443	32,333	2007
Camden Post Oak	14,056	92,515	19,339	14,056	111,854	125,910	27,955	97,955	2013
Camden Royal Oaks	1,055	20,046	3,829	1,055	23,875	24,930	10,362	14,568	2006
Camden Royal Oaks II	587	12,743	28	587	12,771	13,358	3,791	9,567	2012
Camden Stonebridge	1,016	7,137	7,076	1,016	14,213	15,229	10,152	5,077	1993
Camden Sugar Grove	7,614	27,594	5,004	7,614	32,598	40,212	9,840	30,372	2012
Camden Travis Street	1,780	29,104	2,028	1,780	31,132	32,912	11,104	21,808	2010
Camden Vanderbilt	16,076	44,918	26,933	16,076	71,851	87,927	49,883	38,044	1994/1997
Camden Whispering Oaks	1,188	26,242	2,016	1,188	28,258	29,446	11,332	18,114	2008

Total current communities:	$1,199,384	$6,275,187	$1,122,505	$1,199,384	$7,397,692	$8,597,076	$2,685,956	$5,911,120

Communities under construction:
Name / location
Camden Atlantic Plantation, FL		$19,259			$19,259	$19,259		$19,259	N/A
Camden Buckhead Atlanta, GA		55,166			55,166	55,166		55,166	N/A
Camden Downtown I Houston, TX		123,465			123,465	123,465	48	123,417	N/A
Camden Hillcrest San Diego, CA		42,669			42,669	42,669		42,669	N/A
Camden Lake Eola Orlando, FL		75,000			75,000	75,000		75,000	N/A
Camden North End II Phoenix, AZ		31,350			31,350	31,350		31,350	N/A
Camden RiNo Denver, CO		66,530			66,530	66,530	$21	66,509	N/A

Total communities under construction:	$—	$413,439	$—	$—	$413,439	$413,439	$69	$413,370

Development pipeline communities:
Name/location
Camden Arts District Los Angeles, CA		$26,888			$26,888	$26,888		$26,888	N/A
Camden Downtown II Houston, TX		11,406			11,406	11,406		11,406	N/A
Camden Hayden II Phoenix, AZ		22,004			22,004	22,004		22,004	N/A
Camden Highland Village II Houston, TX		8,025			8,025	8,025		8,025	N/A
Camden NoDa Charlotte, NC		14,748			14,748	14,748		14,748	N/A
Camden Paces III Atlanta, GA		15,783			15,783	15,783		15,783	N/A

Total development pipeline communities:	$—	$98,854	$—	$—	$98,854	$98,854	$—	$98,854

Corporate		6,424		—	6,424	6,424		6,424	N/A

	$—	$6,424	$—	$—	$6,424	$6,424	$—	$6,424

TOTAL	$1,199,384	$6,793,904	$1,122,505	$1,199,384	$7,916,409	$9,115,793	$2,686,025	$6,429,768

(1)	All communities were unencumbered at December 31, 2019.

S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2019 (in thousands)	Schedule III

The changes in total real estate assets as adjusted for discontinued operations for the years ended December 31:

	2019	2018	2017
Balance, beginning of period	$8,328,475	$7,667,743	$7,376,690
Additions during period:
Acquisition of operating properties	422,309	286,901	56,985
Development and repositions	341,236	300,294	224,202
Improvements	75,360	84,841	71,889
Deductions during period:
Cost of real estate sold – other	(51,587)	(11,304)	(62,023)
Balance, end of period	$9,115,793	$8,328,475	$7,667,743
The changes in accumulated depreciation for the years ended December 31:
	2019	2018	2017
Balance, beginning of period	$2,403,149	$2,118,839	$1,890,656
Depreciation of real estate assets	317,026	284,310	255,924
Dispositions	(34,150)	—	(27,741)
Balance, end of period	$2,686,025	$2,403,149	$2,118,839
The aggregate cost for federal income tax purposes at December 31, 2019 was $8.2 billion.

S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2019					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carry amount of mortgages (a)
Parking Garage Developer advances Houston, TX	(b)	October 1, 2025	(c)	$7,868	$7,868

(a)	The aggregate cost at December 31, 2019 for federal income tax purposes was approximately $7,868.

(b)	This loan currently bears interest at 7% on any unpaid principal balance.

(c)	Payments will consist of annual interest and principal payments from October 1, 2019 to October 1, 2025.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2019	2018	2017
Balance, beginning of period	$9,314	$18,790	$17,224
Additions:
Advances under real estate loans	—	—	1,566
Deductions:
Collections of principal and loan payoff	(1,446)	(9,476)	—
Balance, end of period	$7,868	$9,314	$18,790

S-3