Form 10-K/A
period 2019-12-31
CAMDEN PROPERTY TRUST
filed 2020-03-06
CIK 906345

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
Registrant’s telephone number, including area code: -713 354-2500
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Camden Property Trust (the “Company”) for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2020 (the “Original Form 10-K”), is being filed for the sole purpose of updating the exhibits to the Original Form 10-K to include Exhibit 4.14, which was inadvertently omitted from the Original Form 10-K as a result of an administrative error.  Exhibit 4.14 sets forth the description of the Company’s common shares contained in its Registration Statement on Form 8-A filed with the SEC on June 21, 1993 and is incorporated into the Original Form 10-K by reference.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the disclosures in the Original Form 10-K, including the Company’s audited financial statements and related schedules and other disclosures, or the exhibits to the Original Form 10-K, nor does it reflect events occurring after the date and time of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

(1) Financial Statements:
See the Original Form 10-K
(2) Financial Statement Schedules:
See the Original Form 10-K
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Third Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on March 12, 2013

3.5	Fourth Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on July 25, 2019

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.4 to Form 8-K filed on October 4, 2018

4.6	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.7	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.8	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on June 3, 2011

4.9	Form of Camden Property Trust 4.250% Note due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.10	Form of Camden Property Trust 3.50% Note due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

4.11	Form of Camden Property Trust 4.100% Note due 2028	Exhibit 4.5 to Form 8-K filed on October 4, 2018

4.12	Form of Camden Property Trust 3.150% Note due 2029	Exhibit 4.5 to Form 8-K filed on June 17, 2019

4.13	Form of Camden Property Trust 3.350% Note due 2049	Exhibit 4.5 to Form 8-K filed on October 7, 2019

4.14	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed Herewith

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.8	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.9	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.13	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.16	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.19	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.20	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.21	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.24	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.25	Camden Property Trust 2018 Employee Share Purchase Plan	Exhibit 99.2 to Form 8-K filed on May 17, 2018

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.27	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.28	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.29	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.30	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.31	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.32	Camden Property Trust 2018 Share Incentive Plan, effective as of May 17, 2018	Exhibit 99.1 to Form 8-K filed on May 17, 2018

10.33	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.34	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.35	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 10.35 to Form 10-K filed on February 15, 2019

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
Exhibit 99.1 to Form 8-K filed by Camden Property Trust on September 17, 2018 (File No. 1-12110)

10.39	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company, as restated on August 24, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended September 30, 2001 (File No. 000-12792)

10.40	Amendment Agreement, dated as of June 19, 2004, among William B. McGuire, Jr., Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.41	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit Properties Inc. and Summit Management Company, as restated on April 3, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12792)

10.42	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.43	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William B. McGuire, Jr.	Exhibit 99.1 to Form 8-K filed on April 28, 2005

10.44	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.45	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Jefferies LLC	Exhibit 1.1 to Form 8-K filed on May 16, 2017

10.46	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and J.P. Morgan Securities LLC	Exhibit 1.2 to Form 8-K filed on May 16, 2017

10.47	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Merrill Lynch, Pierce, Fenner & Smith Incorporated	Exhibit 1.3 to Form 8-K filed on May 16, 2017

10.48	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and SunTrust Robinson Humphrey, Inc.	Exhibit 1.4 to Form 8-K filed on May 16, 2017

10.49	Distribution Agency Agreement, dated May 15, 2017, between Camden Property Trust and Wells Fargo Securities, LLC	Exhibit 1.5 to Form 8-K filed on May 16, 2017

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
Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended	Filed Herewith

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)	Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).

(2)	Pursuant to SEC Release No. 33-10322 and Rule 311 of Regulation S-T, this exhibit was filed in paper before the mandated electronic filing.

(3)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

March 6, 2020	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer