Form 10-Q
period 2020-03-31
CAMDEN PROPERTY TRUST
filed 2020-05-08
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 1, 2020, 97,381,065 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2020	December 31, 2019
Assets
Real estate assets, at cost
Land	$1,206,130	$1,199,384
Buildings and improvements	7,547,150	7,404,090
	$8,753,280	$8,603,474
Accumulated depreciation	(2,770,848)	(2,686,025)
Net operating real estate assets	$5,982,432	$5,917,449
Properties under development, including land	467,288	512,319
Investments in joint ventures	22,318	20,688
Total real estate assets	$6,472,038	$6,450,456
Accounts receivable – affiliates	20,344	21,833
Other assets, net	196,544	248,716
Cash and cash equivalents	22,277	23,184
Restricted cash	4,367	4,315
Total assets	$6,715,570	$6,748,504
Liabilities and equity
Liabilities
Notes payable
Unsecured	$2,606,876	$2,524,099
Accounts payable and accrued expenses	156,841	171,719
Accrued real estate taxes	32,365	54,408
Distributions payable	84,112	80,973
Other liabilities	164,052	215,581
Total liabilities	$3,044,246	$3,046,780
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 109,110 and 109,110 issued; 106,861 and 106,878 outstanding at March 31, 2020 and December 31, 2019, respectively	1,069	1,069
Additional paid-in capital	4,569,995	4,566,731
Distributions in excess of net income attributable to common shareholders	(623,570)	(584,167)
Treasury shares, at cost (9,480 and 9,636 common shares at March 31, 2020 and December 31, 2019, respectively)	(342,778)	(348,419)
Accumulated other comprehensive loss	(6,163)	(6,529)
Total common equity	$3,598,553	$3,628,685
Non-controlling interests	72,771	73,039
Total equity	$3,671,324	$3,701,724
Total liabilities and equity	$6,715,570	$6,748,504
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Property revenues	$265,879	$248,567
Property expenses
Property operating and maintenance	$59,956	$56,948
Real estate taxes	34,180	33,890
Total property expenses	$94,136	$90,838
Non-property income
Fee and asset management	$2,527	$1,843
Interest and other income	329	298
Income/(loss) on deferred compensation plans	(14,860)	10,356
Total non-property income (loss)	$(12,004)	$12,497
Other expenses
Property management	$6,527	$6,657
Fee and asset management	843	1,184
General and administrative	13,233	13,308
Interest	19,707	20,470
Depreciation and amortization	91,859	80,274
Expense/(benefit) on deferred compensation plans	(14,860)	10,356
Total other expenses	$117,309	$132,249
Gain on sale of land	382	—
Equity in income of joint ventures	2,122	1,912
Income from continuing operations before income taxes	$44,934	$39,889
Income tax expense	(467)	(168)
Net income	$44,467	$39,721
Less income allocated to non-controlling interests	(1,183)	(1,108)
Net income attributable to common shareholders	$43,284	$38,613

Earnings per share – basic	$0.43	$0.40
Earnings per share – diluted	0.43	0.40
Weighted average number of common shares outstanding – basic	99,298	96,892
Weighted average number of common shares outstanding – diluted	99,380	97,041
Condensed Consolidated Statements of Comprehensive Income
Net income	44,467	39,721
Other comprehensive income
Unrealized (loss) on cash flow hedging activities	—	(5,938)
Reclassification of net loss (gain) on cash flow hedging activities, prior service cost and net loss on post retirement obligation	366	(375)
Comprehensive income	$44,833	$33,408
Less income allocated to non-controlling interests	(1,183)	(1,108)
Comprehensive income attributable to common shareholders	$43,650	$32,300
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended March 31, 2020

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2019	$1,069	$4,566,731	$(584,167)	$(348,419)	$(6,529)	$73,039	$3,701,724
Net income			43,284			1,183	44,467
Other comprehensive income					366		366
Net share awards		3,206		5,641			8,847
Employee share purchase plan		82					82
Cash distributions declared to equity holders ($0.83 per common share)			(82,687)			(1,451)	(84,138)
Other		(24)					(24)
Equity, March 31, 2020	$1,069	$4,569,995	$(623,570)	$(342,778)	$(6,163)	$72,771	$3,671,324

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended March 31, 2019

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
Net income			38,613			1,108	39,721
Other comprehensive loss					(6,313)		(6,313)
Common shares issued	34	328,340					328,374
Net share awards		1,133		6,150			7,283
Employee share purchase plan		74		(1)			73
Change in classification of deferred compensation plan		43,311	9,363				52,674
Cash distributions declared to equity holders ($0.80 per common share)			(79,336)			(1,405)	(80,741)
Other	(1)	38				108	145
Equity, March 31, 2019	$1,064	$4,527,659	$(526,856)	$(349,655)	$616	$73,492	$3,726,320

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$44,467	$39,721
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	91,859	80,274
Gain on sale of land	(382)	—
Distributions of income from joint ventures	2,010	1,914
Equity in income of joint ventures	(2,122)	(1,912)
Share-based compensation	3,433	4,030
Net change in operating accounts and other	(28,681)	(31,376)
Net cash from operating activities	$110,584	$92,651
Cash flows from investing activities
Development and capital improvements, including land	$(109,554)	$(79,498)
Acquisition of operating properties	—	(94,885)
Proceeds from sale of land	753	—
Increase in non-real estate assets	(3,006)	(2,520)
Other	(1,869)	146
Net cash from investing activities	$(113,676)	$(176,757)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$253,000	$638,000
Repayments on unsecured credit facility and other short-term borrowings	(171,000)	(396,000)
Repayment of notes payable	—	(439,603)
Distributions to common shareholders and non-controlling interests	(80,973)	(74,982)
Proceeds from issuance of common shares	—	328,374
Payment of deferred financing costs	(407)	(5,285)
Other	1,617	1,746
Net cash from financing activities	$2,237	$52,250
Net decrease in cash, cash equivalents, and restricted cash	(855)	(31,856)
Cash, cash equivalents, and restricted cash, beginning of year	27,499	43,603
Cash, cash equivalents, and restricted cash, end of period	$26,644	$11,747
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$22,277	$6,092
Restricted cash	4,367	5,655
Total cash, cash equivalents, and restricted cash, end of period	$26,644	$11,747
Supplemental information
Cash paid for interest, net of interest capitalized	$17,581	$13,997
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	84,112	80,771
Value of shares issued under benefit plans, net of cancellations	18,412	16,930
Accrual associated with construction and capital expenditures	24,017	22,180
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	69	16,813
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2020, we owned interests in, operated, or were developing 171 multifamily properties comprised of 58,051 apartment homes across the United States. Of the 171 properties, seven properties were under construction as of March 31, 2020, and will consist of a total of 1,939 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of March 31, 2020, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of March 31, 2020, we held approximately 92% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2019 Annual Report on Form 10-K.
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
We recognized amortization expense related to in-place leases of approximately $4.6 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, the weighted average amortization periods for in-place leases were approximately six months and seven months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors including, but not limited to, market rents, economic conditions, and occupancies could significantly affect these estimates. When impairment exists the long-lived asset is adjusted to its fair value. In estimating fair value management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three months ended March 31, 2020 or 2019.
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
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate, including as a result of evolving facts and circumstances relating to the COVID-19 pandemic, or if changes in our development strategy significantly affect any key assumptions used in our fair value estimates we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges could have an adverse effect in our consolidated financial position and results of operations.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.5 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. Capitalized real estate taxes were approximately $1.6 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.
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
Financial Instrument Fair Value Disclosures. As of March 31, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts which are accounted for pursuant to the lease standard and presented as property revenues, which include rental revenue and revenue from amounts received under contractual terms for other services provided to our customers. Our other revenue streams include fee and asset management income and is accounted for in accordance with the revenue standard. A detail of these revenue streams are discussed below:
Property Revenue: We earn rental revenue from operating lease contracts for the use of dedicated spaces within owned assets which is our only underlying asset class and are recognized on a straight-line basis over the applicable lease term, net of amounts related to lease contracts identified as uncollectible. We also earn revenues from amounts received under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees, and are charged to our residents and recognized monthly as earned. Any uncollectible amounts related to individual lease contracts are presented as an adjustment to property revenue. Any renewal options of real estate lease contracts are considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
As of March 31, 2020, our average residential lease term was between twelve months to fifteen months with all other commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2020	$554.4
2021	98.0
2022	5.4
2023	4.8
2024	4.0
Thereafter	28.8
Total	$695.4

As discussed below, the COVID-19 pandemic has had an unprecedented effect on the economy, and the ultimate impact of the pandemic on the property revenue, if any, is unknown at this time.
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
We also earn construction fees for construction management and general contracting services we provide to third-party owners of multifamily and commercial properties. These fees are recognized as we satisfy our single performance obligation over time based on a percentage-of-completion of cost basis which we believe is an accurate depiction of the transfer of control to our customers. For these contracts, significant judgment is used to estimate the cost plus margin for the project fee and our profitability on those contracts is dependent on the ability to accurately predict such factors. We record third-party construction receivables for amounts where we have unconditional rights to payment but have not received and liabilities for amounts incurred but not paid. For both the three months ended March 31, 2020 and 2019, these contract receivable and liability balances were immaterial.
Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.
Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan made to an unaffiliated third party. This note receivable matures on October 1, 2025. At both March 31, 2020 and December 31, 2019, the outstanding note receivable principal balance was approximately $7.9 million, net of any allowance. The weighted average interest rate was approximately 7.0% for both the three months ended March 31, 2020 and 2019. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We will provide for an allowance on our note receivable for expected losses if it becomes apparent conditions exist which may lead to our inability to collect all contractual amounts due. Conditions may include challenging economic factors, delinquent or late payments on the receivable, deterioration in the on-going relationship with the borrower, and other relevant factors. No allowance has been recognized on this note receivable as of March 31, 2020.
Recent Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary relief to simplify the accounting for modifying contracts to transition away from referenced rates such as LIBOR and other interbank offered rates. To be eligible for these accounting reliefs, the modifications i) must change, or have the potential to change, the amount or timing of contractual cash flows and ii) are related to the replacement of the referenced rate expected to be discontinued. When the contracts have met the criteria above, modified contracts can be accounted for as a continuation of the existing contract and applied prospectively adjusting the effective interest rate in the agreement. ASU 2020-04 is effective for interim periods beginning January 1, 2020, and the contracts electing to use the optional relief must be entered into prior to December 31, 2022. We adopted ASU 2020-04 as of March 31, 2020 and will apply this guidance for modifications, if any, during the interim period and prospectively through December 31, 2022. We do not expect our adoption of ASU 2020-04 to have a material impact on our consolidated financial statements as only our unsecured credit facility and unsecured term loan are indexed to LIBOR.
3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 1.9 million for each of the three months ended March 31, 2020 and 2019. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$43,284	$38,613
Amount allocated to participating securities	(99)	(84)
Net income attributable to common shareholders – basic	$43,185	$38,529

Total earnings per common share – basic	$0.43	$0.40

Weighted average number of common shares outstanding – basic	99,298	96,892

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Earnings per common share calculation – diluted
Net income attributable to common shareholders – diluted	$43,185	$38,529

Total earnings per common share – diluted	$0.43	$0.40

Weighted average number of common shares outstanding – basic	99,298	96,892
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	82	149
Weighted average number of common shares outstanding – diluted	99,380	97,041

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
For the three months ended March 31, 2020, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $287.7 million remaining available for sale under the 2017 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three months ended March 31, 2020. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2020, we had approximately 97.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Dispositions
Asset Acquisition of Operating Properties. We did not acquire any operating properties in the three months ended March 31, 2020. In February 2019, we acquired one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million.
Acquisition of Land. In January 2020, we acquired 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for the future development of approximately 355 apartment homes. We did not acquire any land during the three months ended March 31, 2019.
Disposition of Land. In March 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of $0.4 million. We did not sell any land during the three months ended March 31, 2019.

6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). As of March 31, 2020, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. In March 2015, we completed the formation of the third fund with an unaffiliated third party for additional multifamily investments of up to $450 million. In June 2019, we amended the third fund's agreement, among other things, to reduce the investments from $450 million to approximately $360 million and increase our ownership interest from 20% to 40%. This third fund did not own any properties as of March 31, 2020 or 2019. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	March 31, 2020	December 31, 2019
Total assets	$679.9	$685.0
Total third-party debt	496.9	496.9
Total equity	159.1	153.4

	Three Months Ended March 31,
(in millions)	2020	2019
Total revenues	$32.3	$32.4
Net income	4.5	4.0
Equity in income (1)	2.1	1.9

(1)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
The Funds have been funded in part with secured third-party debt and, as of March 31, 2020, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.8 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.
7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2020	December 31, 2019
Commercial banks
2.60% Term Loan, due 2022	$99.8	$99.7
Unsecured credit facility	126.0	44.0
	$225.8	$143.7

Senior unsecured notes
3.15% Notes, due 2022	$348.1	$348.0
5.07% Notes, due 2023	248.6	248.4
4.36% Notes, due 2024	249.0	249.0
3.68% Notes, due 2024	248.1	248.0
3.74% Notes, due 2028	396.9	396.7
3.67% Notes, due 2029	593.8	593.7
3.41% Notes, due 2049	296.6	296.6
	$2,381.1	$2,380.4

Total notes payable (1)	$2,606.9	$2,524.1

(1)
Unamortized debt discounts and debt issuance costs of $19.1 million and $19.9 million are included in senior unsecured and secured notes payable as of March 31, 2020 and December 31, 2019, respectively.

We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six month periods and may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2020 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2020, we had approximately $126.0 million of borrowings outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $8.9 million, leaving approximately $765.1 million available under our credit facility.
We had outstanding floating rate debt of approximately $225.8 million and $341.6 million at March 31, 2020 and 2019, respectively, which included amounts borrowed under our unsecured credit facility. The weighted average interest rate on such debt was approximately 2.1% and 3.3% for the three months ended March 31, 2020 and 2019, respectively.
Our indebtedness had a weighted average maturity of approximately 8.5 years at March 31, 2020. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2020:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2020	$(2.3)	—%
2021	(3.1)	—
2022	447.0	3.0
2023	247.9	5.1
2024 (4)	624.6	3.6
Thereafter	1,292.8	3.7
Total	$2,606.9	3.7%

(1)	Includes all available extension options.

(2)	Includes amortization of debt discounts and debt issuance costs.

(3)	Includes the effects of the applicable settled forward interest rate swaps.

(4)	Includes $126.0 million of borrowings outstanding under our unsecured credit facility.
In April 2020, we issued $750 million aggregate principal amount of 2.800% senior unsecured notes due May 15, 2030 (the "2030 Notes") under our existing shelf registration statement. The 2030 Notes were offered to the public at 99.929% of their face amount with a stated rate of 2.800%. We received net proceeds of approximately $743.1 million, net of underwriting discounts and other estimated offering expenses. After giving effect to net underwriting discounts and other estimated offering expenses, the effective annual interest rate on the 2030 Notes is approximately 2.905%. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15, beginning November 15, 2020. We may redeem the 2030 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2030 Notes within three months of the maturity date, the redemption price will equal 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2030 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We intend to use the proceeds from the offering of the 2030 Notes to repay outstanding balances on our unsecured line of credit and for general corporate purposes which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital where appropriate.
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
Cash Flow Hedges of Interest Rate Risk. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item.
In connection with the issuance of our 3.74% Notes due 2028 in October 2018, we settled an aggregate of $400.0 million forward interest rate swap designated hedges resulting in a cash receipt of approximately $15.9 million which was recorded in accumulated other comprehensive income on our condensed consolidated balance sheets and will be recognized over the 10-year life of the issued debt as an adjustment to interest expense. In connection with the issuance of our 3.67% Notes due 2029 in June 2019, we settled all of our remaining outstanding forward interest rate swaps with a total notional value of $300.0 million resulting in a net cash payment of approximately $20.4 million. Amounts in other comprehensive income associated with the settled forward interest rate swaps will be reclassified to interest expense over the first seven years of the 3.67% Notes due 2029. At March 31, 2020, we had no designated hedges outstanding. At March 31, 2019, we had a total of two designated hedges outstanding with a notional value of $300.0 million which was used to hedge fixed rate debt issuances in 2019.
As of March 31, 2020, the amount we expect to be reclassified into earnings in the next 12 months as an increase to interest expense is approximately $1.3 million.
The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the three months ended March 31, 2020 and 2019:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Interest Rate Swaps	$—	$(5.9)	Interest expense	$(0.3)	$0.4

9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of March 31, 2020, there were approximately 7.0 million common shares available under the 2018 Share Plan, which would result in approximately 2.0 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $3.7 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively. Total capitalized compensation costs for share awards were approximately $0.7 million for both of the three months ended March 31, 2020 and 2019.
A summary of activity under our share incentive plans for the three months ended March 31, 2020 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2019	264,654	$90.44
Granted	157,948	117.70
Vested	(174,846)	96.34
Forfeited	(1,752)	102.24
Total nonvested share awards outstanding at March 31, 2020	246,004	$103.67

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
At March 31, 2020 and 2019, the weighted average fair value of share awards granted was $117.70 and $98.58, respectively. The total fair value of shares vested during the three months ended March 31, 2020 and 2019 was approximately $16.8 million and $18.9 million, respectively. At March 31, 2020, the unamortized value of previously issued unvested share awards was approximately $23.1 million which is expected to be amortized over the next three years.
10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Change in assets:
Other assets, net	$(1,825)	$(2,280)
Change in liabilities:
Accounts payable and accrued expenses	(5,107)	(6,730)
Accrued real estate taxes	(22,046)	(23,528)
Other liabilities	(480)	343
Other	777	819
Change in operating accounts and other	$(28,681)	$(31,376)

11. Commitments and Contingencies
Construction Contracts. As of March 31, 2020, we estimate the total additional cost to complete the six consolidated projects currently under construction to be approximately $235.4 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, other unsecured borrowings or secured mortgages.

Other Commitments and Contingencies. In the ordinary course of our business we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2020, we had approximately $0.7 million in refundable earnest money for potential acquisitions of real property in our condensed consolidated balance sheets.
Lease Commitments. Substantially all of our lessee operating leases recorded in our condensed consolidated balance sheets are related to office facility leases. Rental expense totaled approximately $1.1 million for each of the three months ended March 31, 2020 and 2019. We had no significant changes to our lessee lease commitments for the three months ended March 31, 2020. The following is a summary of our maturities of our lease liabilities as of March 31, 2020:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2020	$2.5
2021	3.2
2022	2.9
2023	2.7
2024	2.8
Thereafter	2.2
Less: discount for time value	(1.9)
Lease liability as of March 31, 2020	$14.4

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
We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2020 and 2019 as income tax expense. Income taxes for the three months ended March 31, 2020 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2020.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The legislation was intended to support the economy during COVID-19 with technical corrections, or temporary modifications, to certain of the provisions of the Tax Cut and Jobs Act. The changes are not expected to have a material impact on our financial statements. It is also possible additional legislation could be enacted in the future as a result of the COVID-19 pandemic which may affect our Company.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2020				December 31, 2019
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$101.9	$—	$—	$101.9	$151.8	$—	$—	$151.8

(1)
Approximately $37.1 million and $18.0 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any asset acquisitions of operating properties during the three months ended March 31, 2020.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2020 and December 31, 2019, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	March 31, 2020		December 31, 2019
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,381.1	$2,376.5	$2,380.4	$2,533.5
Floating rate notes payable (1)	225.8	220.9	143.7	143.8

(1)	Includes balances outstanding under our unsecured credit facility at March 31, 2020 and December 31, 2019.
14. Subsequent Events
COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented effect on many businesses, including the multifamily industry. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.
Subsequent to quarter-end, we announced two Resident Relief Funds for our residents experiencing financial losses caused by the COVID-19 pandemic. The Resident Relief Funds were intended to help residents impacted by COVID-19 by providing financial assistance for living expenses such as food, utilities, medical expenses, insurance, childcare or transportation. As of the date of this filing, the Resident Relief Funds have paid approximately $10.4 million to approximately 8,200 Camden residents.
In April 2020, we made available up to $1.0 million to help our employees who have incurred additional expenses or are dealing with financial challenges due to the impact of COVID-19, with our executives donating up to $250,000 and the remaining $750,000 donated by the Company.
In May 2020, Camden's Chairman and CEO, and Executive Vice Chairman each agreed to voluntarily reduce the amount of his annual bonuses (cash or shares) which may be awarded in the future by $500,000. The aggregate $1.0 million compensation reduction will serve as a contribution to the Resident Relief Funds and to a $3.0 million bonus paid in May 2020 to our on-site and construction employees of the Company who have continued to provide ongoing essential services during the COVID-19 pandemic.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2019. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.

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

For a discussion of risks and actions taken in response to the coronavirus pandemic, see “The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition” under Item 1A, “Risk Factors.” Factors which may cause our actual results or performance to differ materially or be further amplified by the coronavirus pandemic (COVID-19) from those contemplated by forward-looking statements include, but are not limited to, the following:

•	The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition;

•
Volatility in capital and credit markets, or other unfavorable changes in economic conditions, either nationally or regionally in one or more of the markets in which we operate, could adversely impact us;

•	Short-term leases expose us to the effects of declining market rents;

•	Competition could limit our ability to lease apartments or increase or maintain rental income;

•	We face risks associated with land holdings and related activities;

•	Development, redevelopment and construction risks could impact our profitability;

•	Investments through joint ventures and investment funds involve risks not present in investments in which we are the sole investor;

•	Competition could adversely affect our ability to acquire properties;

•	Our acquisition strategy may not produce the cash flows expected;

•	Changes in rent control or rent stabilization laws and regulations could adversely affect our operations and property value;

•	Failure to qualify as a REIT could have adverse consequences;

•	Tax laws have recently changed and may continue to change at any time, and any such legislative or other actions could have a negative effect on us;

•	Litigation risks could affect our business;

•	Damage from catastrophic weather and other natural events could result in losses;

•	The implementation of future enhancements to our new enterprise resource planning system could interfere with our business and operations;

•	A cybersecurity incident and other technology disruptions could negatively impact our business;

•	We have significant debt, which could have adverse consequences;

•	Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;

•	Issuances of additional debt may adversely impact our financial condition;

•	We may be unable to renew, repay, or refinance our outstanding debt;

•	We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined;

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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of March 31, 2020, we owned interests in, operated, or were developing 171 multifamily properties comprised of 58,051 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Impact of the Coronavirus Pandemic (COVID-19) on our Business
The coronavirus pandemic has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented effect on many businesses including the multifamily industry. The discussions below, including without limitation statements with respect to outlooks of future operating performance and liquidity, are subject to the future effects of COVID-19 and the global responses to curb its spread, which continue to evolve daily. As such, as described in Part II, Item 1A, Risk Factors, the full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for the year ending December 31, 2020, as well as for future years, is uncertain at this time.
Consolidated Results
Net income attributable to common shareholders was approximately $43.3 million for the three months ended March 31, 2020 as compared to $38.6 million for the same period in 2019. The approximate $4.7 million, or 12.1%, increase was primarily due to an increase from property operations relating to our existing operating, newly developed and acquired operating communities. This increase was partially offset by an increase in depreciation expense.
Property Operations
Our results for the three months ended March 31, 2020 reflect an increase in same store revenues of 3.7% as compared to the same period in 2019. This increase was primarily due to higher average rental rates, which we believe was primarily attributable to job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level homeownership rate.
Challenges within the multifamily industry have surfaced due to COVID -19. Factors adversely affecting demand for and rents received from our multifamily communities have since become more intense and pervasive across the United States. Overall weak consumer confidence, high unemployment, and fears of a prolonged recession, among other factors, have also persisted through the date of this filing. Based on our belief these conditions may become more pervasive and may not improve quickly, we expect to have a decline in property revenues during the remainder or a portion of fiscal year 2020 and beyond.
Construction Activity
At March 31, 2020, we had a total of seven projects under construction to be comprised of 1,939 apartment homes, including one development project to be comprised of 234 apartment homes owned by one of our discretionary investment funds (the "Funds") in which we have a 31.3% ownership interest. Initial occupancies of these seven projects are currently scheduled to occur within the next 18 months. Excluding the project owned by one of the Funds, we estimate the total additional cost to complete the construction of the six consolidated projects is approximately $235.4 million. The locations of these projects are currently subject to “shelter in place” or “stay at home” orders adopted by state and local authorities in response to the COVID-19 pandemic. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.
Acquisitions
Land. In January 2020, we acquired approximately 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for the future development of approximately 355 apartment homes.

Dispositions
Land. In March 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of approximately $0.4 million.
Other
In April 2020, we issued $750.0 million of 2.800% senior unsecured notes due May 15, 2030 under our existing shelf registration statement.
Future Outlook
Subject to market conditions as described above, including those related to COVID-19, we intend to continue to seek opportunities to develop new communities, and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, other unsecured borrowings or secured mortgages.
As of March 31, 2020, we had approximately $22.3 million in cash and cash equivalents and $765.1 million available under our $900 million unsecured credit facilities. In April 2020, we issued $750.0 million aggregate principal amount of 2.800% senior unsecured notes due May 15, 2030.  We received net proceeds of approximately $743.1 million from this offering after deducting the underwriting discounts and other related expenses.  We utilized a portion of the net proceeds to repay the outstanding balance on our unsecured line of credit of $126.0 million, and as of April 30, 2020, we had approximately $562.4 million in cash and cash equivalents.
As of March 31, 2020 and through the date of this filing, we also we had common shares having an aggregate offering price of up to $287.7 million remaining available for sale under our 2017 ATM program and do not have any debt maturing through the year ending 2021. Additionally, as of March 31, 2020 and through the date of this filing, 100% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2020		December 31, 2019
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,301	26	9,301	26
Washington, D.C. Metro	6,862	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	3,686	12
Austin, Texas	3,686	11	3,686	11
Orlando, Florida	3,594	10	3,594	10
Raleigh, North Carolina	3,240	9	3,240	9
Charlotte, North Carolina	3,104	14	3,104	14
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,663	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	56,112	164	56,107	164

	March 31, 2020		December 31, 2019
	Apartment Homes	Properties	Apartment Homes	Properties
Properties Under Construction
Houston, Texas	505	2	505	2
Atlanta, Georgia	366	1	366	1
Orlando, Florida	360	1	360	1
Phoenix, Arizona	343	1	343	1
Denver, Colorado	233	1	233	1
Southeast Florida	—	—	269	1
San Diego/Inland Empire, California	132	1	132	1
Total Properties Under Construction	1,939	7	2,208	8
Total Properties	58,051	171	58,315	172
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas (2)	2,756	9	2,756	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,247	22	7,247	22
Total Properties Fully Consolidated	50,804	149	51,068	150

(1)	Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

(2)	Includes a property under development owned by one of the Funds. See communities under construction below for details.
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended March 31, 2020, stabilization was achieved at one consolidated operating property as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden Grandview II
Charlotte, NC	28	1Q19	1Q20
Completed Construction in Lease-Up
At March 31, 2020, we had one consolidated completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 5/6/2020	Date of Construction Completion	Estimated Date of Stabilization
Camden North End I
Phoenix, AZ	441	$98.8	81%	1Q19	4Q20

(1)	Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our condensed consolidated balance sheet at March 31, 2020 included approximately $467.3 million related to properties under development and land. Of this amount, approximately $322.3 million related to our projects currently under construction. In addition, we had approximately $145.0 million invested primarily in land held for future development related to projects we currently expect to begin construction.

Communities Under Construction. At March 31, 2020, we had six consolidated properties and one unconsolidated property held by one of the funds, in various stages of construction as follows:

($ in millions) Property and Location (1)	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Downtown I (2)
Houston, TX	271	$132.0	$129.4	$15.1	3Q20	3Q21
Camden RiNo
Denver, CO	233	75.0	71.4	71.4	4Q20	2Q21
Camden Lake Eola
Orlando, FL	360	120.0	86.1	86.1	1Q21	1Q22
Camden Buckhead
Atlanta, GA	366	160.0	67.8	67.8	1Q22	3Q22
Camden North End II
Phoenix, AZ	343	90.0	39.4	39.4	1Q22	3Q22
Camden Hillcrest
San Diego, CA	132	95.0	42.5	42.5	4Q21	3Q22
Total	1,705	$672.0	$436.6	$322.3

(1)
The locations of these projects are currently subject to “shelter in place” or “stay at home” orders adopted by state and local authorities in response to the COVID-19 pandemic. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.

(2)	Property in lease-up and was 16% leased at May 6, 2020.

Unconsolidated Community Under Construction
Camden Cypress Creek II (1)
Cypress, TX	234	$38.0	$18.7	$18.7	2Q21	4Q21

(1)	Property owned through an unconsolidated joint venture in which we own a 31.3% interest.
Development Pipeline Communities. At March 31, 2020, we had the following consolidated multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Atlantic (2)
Plantation, FL	269	$100.0	$23.0
Camden Tempe II (3)
Tempe, AZ	400	110.0	22.7
Camden NoDa
Charlotte, NC	400	100.0	15.6
Camden Arts District
Los Angeles, CA	354	150.0	28.6
Camden Paces III
Atlanta, GA	350	100.0	16.1
Camden Downtown II
Houston, TX	271	145.0	11.5
Camden Cameron Village
Raleigh, NC	355	115.0	19.4
Camden Highland Village II
Houston, TX	300	100.0	8.1
Total	2,699	$920.0	$145.0

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment. In addition, the locations of these projects are currently subject to “shelter in place” or “stay at home” orders adopted by state and local authorities in response to the COVID-19 pandemic. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.

(2)
While the Company is still actively engaged in the development of this asset through continued coordination with the general contractor and the completion of required permits and project design, we have temporarily suspended the on-site construction until further notice. Accordingly, this asset was moved from our communities under construction to our development pipeline communities effective March 31, 2020.

(3)	Formerly known as Camden Hayden II.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Average monthly property revenue per apartment home	$1,808	$1,728
Annualized total property expenses per apartment home	$7,682	$7,577
Weighted average number of operating apartment homes owned 100%	49,017	47,957
Weighted average occupancy of operating apartment homes owned 100%	95.9%	95.7%

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

Reconciliations of net income to NOI for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$44,467	$39,721
Less: Fee and asset management income	(2,527)	(1,843)
Less: Interest and other income	(329)	(298)
Less: (Income)/loss on deferred compensation plans	14,860	(10,356)
Plus: Property management expense	6,527	6,657
Plus: Fee and asset management expense	843	1,184
Plus: General and administrative expense	13,233	13,308
Plus: Interest expense	19,707	20,470
Plus: Depreciation and amortization expense	91,859	80,274
Plus: Expense/(benefit) on deferred compensation plans	(14,860)	10,356
Less: Gain on sale of land	(382)	—
Less: Equity in income of joint ventures	(2,122)	(1,912)
Plus: Income tax expense	467	168
Net operating income	$171,743	$157,729

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2020 as compared to the same periods in 2019:

($ in thousands)	Apartment Homes at	Three Months Ended March 31,		Change
	3/31/2020	2020	2019	$	%
Property revenues:
Same store communities	43,710	$229,909	$221,807	$8,102	3.7%
Non-same store communities	4,948	31,674	20,995	10,679	50.9
Development and lease-up communities	2,146	2,080	1,261	819	*
Dispositions/other	—	2,216	4,504	(2,288)	(50.8)
Total property revenues	50,804	$265,879	$248,567	$17,312	7.0%
Property expenses:
Same store communities	43,710	$80,805	$80,764	$41	0.1%
Non-same store communities	4,948	11,706	7,877	3,829	48.6
Development and lease-up communities	2,146	845	482	363	*
Dispositions/other	—	780	1,715	(935)	(54.5)
Total property expenses	50,804	$94,136	$90,838	$3,298	3.6%
Property NOI:
Same store communities	43,710	$149,104	$141,043	$8,061	5.7%
Non-same store communities	4,948	19,968	13,118	6,850	52.2
Development and lease-up communities	2,146	1,235	779	456	*
Dispositions/other	—	1,436	2,789	(1,353)	(48.5)
Total property NOI	50,804	$171,743	$157,729	$14,014	8.9%
*    Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized since January 1, 2019, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2019, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2019, excluding properties held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, and non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous expenses.

Same Store Analysis
Same store property NOI increased approximately $8.1 million for the three months ended March 31, 2020 as compared to the same period in 2019. This increase was primarily due to an increase of same store property revenues for the three months ended March 31, 2020, while same store property expenses were relatively flat as compared to the same period in 2019.
The $8.1 million increase in same store property revenues during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an increase of approximately $7.5 million in rental revenues primarily from a 3.3% increase in average rental rates, an approximate $0.2 million increase in income from our bulk internet rebilling program, and an approximate $0.4 million increase in other miscellaneous property income during the three months ended March 31, 2020, as compared to the same period in 2019.
Same store property expenses were relatively flat during the three months ended March 31, 2020, as compared to the same period in 2019. The slight increase in 2020 was primarily due to higher general administrative, utilities, and other miscellaneous expenses of approximately $0.5 million, higher repair and maintenance expense of approximately $0.4 million, and higher salary expenses of approximately $0.3 million and partially offset by an approximate $1.2 million decrease in real estate taxes as a result of decreased tax rates at a number of our communities as compared to the same period in 2019.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $7.3 million for the three months ended March 31, 2020 as compared to the same period in 2019. This increase was due to an increase of approximately $11.5 million in revenues, partially offset by an increase of approximately $4.2 million in expenses, for the three months ended March 31, 2020 as compared to the same period in 2019. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of four operating properties during 2019, four operating properties reaching stabilization during 2019 and one operating property reaching stabilization during the three months ended March 31, 2020. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease-up of one property during 2019 and the partial lease-up of one development property during the three months ended March 31, 2020.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

For the three months ended March 31, 2020 as compared to 2019
(in millions)
Property Revenues:
Revenues from acquisitions	$8.1
Revenues from non-same store stabilized properties	1.9
Revenues from development and lease-up properties	0.8
Other	0.7
$11.5
Property Expenses:
Expenses from acquisitions	$3.4
Expenses from non-same store stabilized properties	0.1
Expenses from development and lease-up properties	0.4
Other	0.3
$4.2

Property NOI:
NOI from acquisitions	$4.7
NOI from non-same store stabilized properties	1.8
NOI from development and lease-up properties	0.4
Other	0.4
$7.3
Dispositions/Other Property Analysis

Dispositions/other property NOI decreased approximately $1.4 million for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease was primarily due to the disposition of two consolidated operating properties in the fourth quarter of 2019. We had no operating property dispositions in the first quarter of 2020.

Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2020	2019	$	%
Fee and asset management	$2,527	$1,843	$684	37.1%
Interest and other income	329	298	31	*
Income/(loss) on deferred compensation plans	(14,860)	10,356	(25,216)	*
Total non-property income	$(12,004)	$12,497	$(24,501)	(196.1)%
*    Not a meaningful percentage.
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third-party construction projects, increased approximately $0.7 million for the three months ended March 31, 2020 as compared to the same period in 2019. This increase was primarily due to higher fees earned related to increased construction and development activity for one land holding held by one of the Funds, and an increase in third-party construction activity during the three months ended March 31, 2020 as compared to the same period in 2019.
Our deferred compensation plans recognized a loss of approximately $14.9 million during the three months ended March 31, 2020, and income of approximately $10.4 million during the same period in 2019. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2020	2019	$	%
Property management	$6,527	$6,657	$(130)	(2.0)%
Fee and asset management	843	1,184	(341)	(28.8)
General and administrative	13,233	13,308	(75)	(0.6)
Interest	19,707	20,470	(763)	(3.7)
Depreciation and amortization	91,859	80,274	11,585	14.4
Expense (benefit) on deferred compensation plans	(14,860)	10,356	(25,216)	*
Total other expenses	$117,309	$132,249	$(14,940)	(11.3)%

*	Not a meaningful percentage.
Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.1 million for the three months ended March 31, 2020 as compared to the same period in 2019. This decrease was primarily related to lower discretionary and other professional expenses during the three months ended March 31, 2020 as compared to the same period in 2019. Property management expenses were 2.5% and 2.7% of total property revenues for the three months ended March 31, 2020 and 2019, respectively.

Fee and asset management expense from property management, asset management, construction, and development activities of our joint ventures and our third-party projects decreased approximately $0.3 million for the three months ended March 31, 2020 as compared to the same period in 2019. This decrease was primarily due to lower discretionary spending incurred in managing our joint ventures and construction activities during the three months ended March 31, 2020 as compared to the same period in 2019.
General and administrative expense decreased approximately $0.1 million for the three months ended March 31, 2020 as compared to the same period in 2019. This decrease was primarily related to lower incentive compensation expense due to higher amortization relating to accelerated vesting for employees reaching retirement eligibility during the three months ended March 31, 2019. This decrease was partially offset by higher salary and benefit costs and higher information technology costs as compared to the same period in 2019. Excluding income (loss) on deferred compensation plans, general and administrative expenses were 4.9% and 5.3% of total revenues for the three months ended March 31, 2020 and 2019, respectively.
Interest expense decreased approximately $0.8 million for the three months ended March 31, 2020 as compared to the same period in 2019. This decrease was primarily due to the repayment of approximately $439.3 million of secured conventional mortgage debt with a weighted average interest rate of 5.2% in the first quarter of 2019, the redemption of our $250 million, 4.78% senior unsecured notes due 2021, and the prepayment of an approximately $45.3 million, 4.38% secured conventional mortgage note in October 2019. The decrease was also due to higher capitalized interest during the three months ended March 31, 2020 resulting from higher average balances in our development pipeline and a decrease in interest expense recognized on our unsecured credit facility due to lower balances outstanding during the three months ended March 31, 2020 as compared to the same period in 2019. These decreases were partially offset by the issuance of $600 million, 3.67% senior unsecured notes in June 2019; and the issuance of $300 million, 3.35% senior unsecured notes in October 2019.
Depreciation and amortization expense increased approximately $11.6 million for the three months ended March 31, 2020 as compared to the same period in 2019. This increase was primarily due to the acquisition of four operating properties in 2019, the completion of units in our development pipeline, the completion of repositions and the partial completion of redevelopments during 2020 and 2019.
Our deferred compensation plans recognized a benefit of approximately $14.9 million during the three months ended March 31, 2020, and incurred a loss of approximately $10.4 million during the same period in 2019. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended March 31,		Change
($ in thousands)	2020	2019	$	%
Gain on sale of land	$382	$—	$382	100.0%
Equity in income of joint ventures	$2,122	$1,912	$210	11.0%
Income tax expense	$(467)	$(168)	$(299)	178.0%
For the three months ended March 31, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of approximately $0.4 million.
Equity in income of joint ventures increased approximately $0.2 million for the three months ended March 31, 2020 as compared to the same period in 2019. This increase was primarily due to increases in earnings from the operating properties owned by the Funds. This increase was partially offset by a decrease in earnings due to the sale of one operating property by one of the Funds in December 2019.
Income tax expense increased approximately $0.3 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was due to higher state income taxes, primarily due to a $0.1 million state income tax refund received during the three months ended March 31, 2019, and an increase in taxable income related to higher third-party construction activities conducted in a taxable REIT subsidiary.
Funds from Operations ("FFO") and Adjusted FFO ("AFFO")
Management considers FFO and AFFO to be appropriate supplementary measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO in accordance with the 2018 NAREIT FFO White Paper which defines FFO as net income (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains (or losses) from the sale of certain real estate assets (depreciable real estate), impairments of certain real estate assets (depreciable real estate), gains (or losses) from change in control, and adjustments for unconsolidated joint ventures to reflect FFO on the same basis. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of depreciable real estate and depreciation, FFO can assist in the comparison of the operating performance of a company's real estate investments between periods or to different companies.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Funds from operations
Net income attributable to common shareholders	$43,284	$38,613
Real estate depreciation and amortization	89,511	78,675
Adjustments for unconsolidated joint ventures	2,242	2,231
Income allocated to non-controlling interests	1,282	1,144
Funds from operations	$136,319	$120,663

Less: recurring capitalized expenditures	(14,825)	(9,655)
Adjusted funds from operations	$121,494	$111,008

Weighted average shares – basic	99,298	96,892
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	82	149
Common units	1,748	1,756
Weighted average shares – diluted	101,128	98,797

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 7.8 and 6.8 times for the three months ended March 31, 2020 and 2019, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. All of our consolidated properties were unencumbered at March 31, 2020 and approximately 98.9% of our consolidated properties were unencumbered at March 31, 2019. Our weighted average maturity of debt was approximately 8.5 years at March 31, 2020.

Due to the uncertainty relating to the current COVID 19 pandemic, we believe the timing and strength of an economic recovery is unclear and these conditions may become more pervasive and not improve quickly. We plan to continue to primarily focus on strengthening our capital and liquidity position by generating positive cash flows from operations, selectively disposing of properties when feasible, and controlling and reducing construction and overhead costs.
Our primary sources of liquidity are cash and cash equivalents and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2020 including:

•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring and non-recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, redevelopments, acquisitions, and joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.

Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, changes in rent control or rent stabilization laws, sources of financing, the minimum REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our cost of funds, and our ability to access capital markets. A variety of these factors, among others, could also be effected by the COVID-19 pandemic.

Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2020 and 2019:

Net cash from operating activities was approximately $110.6 million during the three months ended March 31, 2020 as compared to approximately $92.7 million for the same period in 2019. The increase was primarily due to the growth attributable to our same store, non-same store, and development and lease-up communities and changes in our operating accounts. See further discussions of our 2020 operations as compared to 2019 in "Results of Operations."

Net cash used in investing activities during the three months ended March 31, 2020 totaled approximately $113.7 million as compared to $176.8 million during the same period in 2019. Cash outflows during the three months ended March 31, 2020 primarily related to cash outflows for property development and capital improvements of approximately $109.6 million, and increases in non-real estate assets of $3.0 million. Cash outflows during the three months ended March 31, 2019 primarily related to the acquisition of one operating property located in Scottsdale, Arizona for approximately $94.9 million, cash outflows for property development and capital improvements of approximately $79.5 million and increases in non-real estate assets of $2.5 million. The increase in property development and capital improvements for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the acquisition of one development property in 2020, the timing and completion of two consolidated operating properties during 2019 and the three months ended March 31, 2020, and the completion of repositions at several of our operating properties. The property development and capital improvements during the three months ended March 31, 2020 and 2019, included the following:

	Three Months Ended March 31,
(in millions)	2020	2019
Expenditures for new development, including land	$64.8	$40.7
Capital expenditures	17.2	14.3
Reposition expenditures	13.3	12.9
Capitalized interest, real estate taxes, and other capitalized indirect costs	8.2	5.6
Redevelopment expenditures	6.1	6.0
Total	$109.6	$79.5

Net cash from financing activities totaled approximately $2.2 million for the three months ended March 31, 2020 as compared to $52.3 million during the same period in 2019. Cash inflows during the three months ended March 31, 2020 primarily related to net proceeds of $82.0 million of borrowings from our unsecured line of credit. These cash inflows during 2020 were partially offset by $81.0 million used for the distributions to common shareholders and non-controlling interest holders. Cash inflows during the three months ended March 31, 2019 primarily related to net proceeds of approximately $328.4 million from the issuance of approximately 3.4 million common shares through an underwritten equity offering completed in February 2019, as well as net proceeds of $242.0 million of borrowing from our unsecured line of credit. These cash inflows during 2019 were partially offset by the repayment of approximately $439.0 million of secured conventional mortgage debt, as well as $75.0 million used for the distributions to common shareholders and non-controlling interest holders.

Financial Flexibility

We have a $900 million unsecured credit facility which matures in  March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2020 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2020, we had $126.0 million of borrowings outstanding on our credit facility and we had outstanding letters of credit totaling approximately $8.9 million, leaving approximately $765.1 million available under our credit facility.
In April 2020, we issued $750.0 million aggregate principal amount of 2.800% senior unsecured notes due May 15, 2030 (the "2030 Notes") under our existing shelf registration statement. The 2030 Notes were offered to the public at 99.929% of their face amount with a stated rate of 2.800%. We received net proceeds of approximately $743.1 million, net of underwriting discounts and other estimated offering expenses. After giving effect to net underwriting discounts and other estimated offering expenses, the effective annual interest rate on the 2030 Notes is approximately 2.905%. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15, beginning November 15, 2020. We may redeem the 2030 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2030 Notes within three months of the maturity date, the redemption price will equal 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2030 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We intend to use the proceeds from the offering of the 2030 Notes to repay outstanding balances on our unsecured line of credit and for general corporate purposes which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital where appropriate.
In May 2017, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program") in amounts and at times as we determine into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time-to-time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. For the three months ended March 31, 2020, and through the date of this filing, we did not sell any shares under the 2017 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $287.7 million remaining available for sale under the 2017 ATM program.
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
Future Cash Requirements and Contractual Obligations

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. As of the date of this filing, we did not have any debt maturing during the remainder of 2020 through 2021. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
We currently estimate the additional cost to complete the construction of six consolidated projects to be approximately $235.4 million. Of this amount, we expect to incur costs between approximately $136 million and $156 million during the remainder of 2020 and to incur the remaining costs during 2021 through 2022. Additionally, during the remainder of 2020, we expect to incur costs between approximately $0 and $40 million related to the start of new development activities, between approximately $31 million and $35 million related to repositions and revenue enhancing expenditures, between approximately $8 million to $12 million related to additional redevelopment expenditures and between approximately $40 million to $44 million related to additional recurring capital expenditures. The locations of these projects are currently subject to “shelter in place” or “stay at home” orders adopted by state and local authorities in response to the COVID-19 pandemic. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.
We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, other unsecured borrowings or secured mortgages. We intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In January 2020, our Board of Trust Managers declared a quarterly dividend of $0.83 per common share to our common shareholders of record as of March 31, 2020. The quarterly dividend was subsequently paid on April 17, 2020, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2020, our annualized dividend rate would be $3.32 per share or unit.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At March 31, 2020, our unconsolidated joint ventures had outstanding debt of approximately $496.9 million. As of March 31, 2020, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.
Inflation
Substantially all of our apartment leases are for a term generally ranging from twelve months to fifteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued or adopted during the three months ended March 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2019.

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
For a discussion of our potential risks and uncertainties, see the risk factor below and those presented in our Annual Report on Form 10-K, Part 1, Item 1A, for the fiscal year ended December 31, 2019.
Risks Associated with Our Operations
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
In December 2019, COVID-19 was first reported in Wuhan, China, and in March 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.

The impact of the COVID-19 pandemic and measures to prevent its spread could negatively impact our businesses in a number of ways, including our residents’ ability or willingness to pay rents and the demand for multifamily communities within the markets we operate. In some cases, we may restructure residents’ rent obligations, and may not do so on terms as favorable to us as those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may expand or extend certain measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations. The restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you conditions will not continue to deteriorate as a result of the pandemic. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and pricing across our portfolio as residents reduce or defer their spending.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Moreover, many of the risks described in the risk factors set forth in our 2019 Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic and the responses to curb its spread.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended March 31, 2020.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 8, 2020

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 8, 2020

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	May 8, 2020
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer