Form 10-Q
period 2020-06-30
CAMDEN PROPERTY TRUST
filed 2020-07-31
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 24, 2020, 97,395,868 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2020	December 31, 2019
Assets
Real estate assets, at cost
Land	$1,206,656	$1,199,384
Buildings and improvements	7,597,165	7,404,090
	$8,803,821	$8,603,474
Accumulated depreciation	(2,857,124)	(2,686,025)
Net operating real estate assets	$5,946,697	$5,917,449
Properties under development, including land	514,336	512,319
Investments in joint ventures	21,735	20,688
Total real estate assets	$6,482,768	$6,450,456
Accounts receivable – affiliates	21,432	21,833
Other assets, net	211,823	248,716
Cash and cash equivalents	601,584	23,184
Restricted cash	4,093	4,315
Total assets	$7,321,700	$6,748,504
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,224,871	$2,524,099
Accounts payable and accrued expenses	167,453	171,719
Accrued real estate taxes	62,499	54,408
Distributions payable	84,138	80,973
Other liabilities	172,172	215,581
Total liabilities	$3,711,133	$3,046,780
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 109,110 and 109,110 issued; 106,844 and 106,878 outstanding at June 30, 2020 and December 31, 2019, respectively	1,068	1,069
Additional paid-in capital	4,574,387	4,566,731
Distributions in excess of net income attributable to common shareholders	(689,809)	(584,167)
Treasury shares, at cost (9,449 and 9,636 common shares at June 30, 2020 and December 31, 2019, respectively)	(341,637)	(348,419)
Accumulated other comprehensive loss	(5,797)	(6,529)
Total common equity	$3,538,212	$3,628,685
Non-controlling interests	72,355	73,039
Total equity	$3,610,567	$3,701,724
Total liabilities and equity	$7,321,700	$6,748,504
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Property revenues	$250,683	$255,761	$516,562	$504,328
Property expenses
Property operating and maintenance	$64,641	$58,147	$124,597	$115,095
Real estate taxes	35,040	33,080	69,220	66,970
Total property expenses	$99,681	$91,227	$193,817	$182,065
Non-property income
Fee and asset management	$2,380	$1,867	$4,907	$3,710
Interest and other income	325	331	654	629
Income/(loss) on deferred compensation plans	11,435	3,856	(3,425)	14,212
Total non-property income	$14,140	$6,054	$2,136	$18,551
Other expenses
Property management	$5,939	$6,093	$12,466	$12,750
Fee and asset management	820	1,522	1,663	2,706
General and administrative	14,391	13,261	27,624	26,569
Interest	23,482	19,349	43,189	39,819
Depreciation and amortization	92,803	84,646	184,662	164,920
Expense/(benefit) on deferred compensation plans	11,435	3,856	(3,425)	14,212
Total other expenses	$148,870	$128,727	$266,179	$260,976
Gain on sale of land	—	—	382	—
Equity in income of joint ventures	1,633	1,909	3,755	3,821
Income from continuing operations before income taxes	$17,905	$43,770	$62,839	$83,659
Income tax expense	(394)	(228)	(861)	(396)
Net income	$17,511	$43,542	$61,978	$83,263
Less income allocated to non-controlling interests	(1,034)	(1,143)	(2,217)	(2,251)
Net income attributable to common shareholders	$16,477	$42,399	$59,761	$81,012

Earnings per share – basic	$0.17	$0.43	$0.60	$0.83
Earnings per share – diluted	$0.17	$0.43	$0.60	$0.82
Weighted average number of common shares outstanding – basic	99,399	98,903	99,348	97,903
Weighted average number of common shares outstanding – diluted	99,408	98,997	99,394	98,024
Condensed Consolidated Statements of Comprehensive Income
Net income	$17,511	$43,542	$61,978	$83,263
Other comprehensive income
Unrealized (loss) on cash flow hedging activities	—	(7,060)	—	(12,998)
Reclassification of net loss (gain) on cash flow hedging activities, prior service cost and net loss on post retirement obligation	366	(351)	732	(726)
Comprehensive income	$17,877	$36,131	$62,710	$69,539
Less income allocated to non-controlling interests	(1,034)	(1,143)	(2,217)	(2,251)
Comprehensive income attributable to common shareholders	$16,843	$34,988	$60,493	$67,288
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the six months ended June 30, 2020

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2019	$1,069	$4,566,731	$(584,167)	$(348,419)	$(6,529)	$73,039	$3,701,724
Net income			59,761			2,217	61,978
Other comprehensive income					732		732
Net share awards		7,146		6,379			13,525
Employee share purchase plan		640		403			1,043
Cash distributions declared to equity holders ($1.66 per common share)			(165,403)			(2,901)	(168,304)
Other	(1)	(130)					(131)
Equity, June 30, 2020	$1,068	$4,574,387	$(689,809)	$(341,637)	$(5,797)	$72,355	$3,610,567

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended June 30, 2020

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, March 31, 2020	$1,069	$4,569,995	$(623,570)	$(342,778)	$(6,163)	$72,771	$3,671,324
Net income			16,477			1,034	17,511
Other comprehensive income					366		366
Net share awards		3,940		738			4,678
Employee share purchase plan		558		403			961
Cash distributions declared to equity holders ($0.83 per common share)			(82,716)			(1,450)	(84,166)
Other	(1)	(106)					(107)
Equity, June 30, 2020	$1,068	$4,574,387	$(689,809)	$(341,637)	$(5,797)	$72,355	$3,610,567

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the six months ended June 30, 2019

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
Net income			81,012			2,251	83,263
Other comprehensive loss					(13,724)		(13,724)
Common shares issued	34	328,340					328,374
Net share awards		5,940		6,730			12,670
Employee share purchase plan		1,156		594			1,750
Change in classification of deferred compensation plan		43,311	9,363				52,674
Conversion of operating partnership units		115				(115)	—
Cash distributions declared to equity holders ($1.60 per common share)			(158,713)			(2,808)	(161,521)
Other		42				136	178
Equity, June 30, 2019	$1,065	$4,533,667	$(563,834)	$(348,480)	$(6,795)	$73,145	$3,688,768

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended June 30, 2019

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, March 31, 2019	$1,064	$4,527,659	$(526,856)	$(349,655)	$616	$73,492	3,726,320
Net income			42,399			1,143	43,542
Other comprehensive loss					(7,411)		(7,411)
Net share awards		4,807		580			5,387
Employee share purchase plan		1,082		595			1,677
Conversion of operating partnership units		115				(115)	—
Cash distributions declared to equity holders ($0.80 per common share)			(79,377)			(1,403)	(80,780)
Other	1	4				28	33
Equity, June 30, 2019	$1,065	$4,533,667	$(563,834)	$(348,480)	$(6,795)	$73,145	$3,688,768

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$61,978	$83,263
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	184,662	164,920
Gain on sale of land	(382)	—
Distributions of income from joint ventures	4,039	3,802
Equity in income of joint ventures	(3,755)	(3,821)
Share-based compensation	7,046	8,535
Settlement of forward interest rate swaps	—	(20,430)
Net change in operating accounts and other	(3,414)	(17,598)
Net cash from operating activities	$250,174	$218,671
Cash flows from investing activities
Development and capital improvements, including land	$(199,598)	$(206,724)
Acquisition of operating properties	—	(214,233)
Proceeds from sale of land	753	—
Increase in non-real estate assets	(4,871)	(9,655)
Other	(1,920)	505
Net cash from investing activities	$(205,636)	$(430,107)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$358,000	$1,167,000
Repayments on unsecured credit facility and other short-term borrowings	(402,000)	(1,167,000)
Repayment of notes payable	—	(439,852)
Proceeds from notes payable	743,103	593,409
Distributions to common shareholders and non-controlling interests	(165,085)	(155,723)
Proceeds from issuance of common shares	—	328,374
Payment of deferred financing costs	(686)	(5,342)
Other	308	1,910
Net cash from financing activities	$533,640	$322,776
Net increase in cash, cash equivalents, and restricted cash	578,178	111,340
Cash, cash equivalents, and restricted cash, beginning of year	27,499	43,603
Cash, cash equivalents, and restricted cash, end of period	$605,677	$154,943
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$601,584	$149,551
Restricted cash	4,093	5,392
Total cash, cash equivalents, and restricted cash, end of period	$605,677	$154,943
Supplemental information
Cash paid for interest, net of interest capitalized	$40,551	$41,573
Cash paid for income taxes	146	1,197
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	84,138	80,767
Value of shares issued under benefit plans, net of cancellations	20,117	18,554
Accrual associated with construction and capital expenditures	27,259	33,280
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	69	16,249
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2020, we owned interests in, operated, or were developing 171 multifamily properties comprised of 58,051 apartment homes across the United States. Of the 171 properties, seven properties were under construction as of June 30, 2020, and will consist of a total of 1,939 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of June 30, 2020, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of June 30, 2020, we held approximately 92% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
We recognized amortization expense related to in-place leases of approximately $4.2 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $8.8 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively. We recognized no amortization related to market leases for either the three or six months ended June 30, 2020 and recognized approximately $0.1 million of amortization related to net below market leases for each of the three and six months ended June 30, 2019. During the three and six months ended June 30, 2020, the weighted average amortization periods for in-place leases and net below market leases were approximately six months and seven months, respectively. During the three and six months ended June 30, 2019, the weighted average amortization period for in-place net below market leases were approximately six months and five months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors including, but not limited to, market rents, economic conditions, and occupancies could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three or six months ended June 30, 2020 or 2019.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.1 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and was approximately $8.6 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively. Capitalized real estate taxes were approximately $1.3 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and were approximately $2.8 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.
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
Financial Instrument Fair Value Disclosures. As of June 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts and presented as property revenues, which include rental revenue and revenue from amounts received under contractual terms for other services provided to our customers.
Property Revenues: We earn rental revenue from operating lease contracts for the use of dedicated spaces within owned assets which is our only underlying asset class. We recognize rental revenues from these lease contracts on a straight-line basis over the applicable lease term, net of amounts related to lease contracts identified as uncollectible. We also earn revenues from amounts received under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees. These amounts received under contractual terms for other services are charged to our residents and recognized monthly as earned. Any uncollectible amounts related to individual lease contracts are presented as an adjustment to property revenue. Any renewal options of real estate lease contracts are considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
In April 2020, we announced Resident Relief Funds for our residents experiencing financial losses caused by COVID-19, which were intended to help impacted residents by providing immediate financial assistance for living expenses such as food, utilities, medical, insurance, childcare, and transportation. During the three and six months ended June 30, 2020, the Resident Relief Funds paid approximately $10.4 million to approximately 8,200 Camden residents. Of this amount, approximately $9.1 million was paid to approximately 7,100 residents of our wholly-owned communities and recorded as a reduction of property revenues, and approximately $1.3 million was paid to approximately 1,100 residents of the operating communities owned by our unconsolidated joint ventures. For the amounts paid to residents of the operating communities at our unconsolidated joint ventures, we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we also made arrangements to defer payments over many residents'/tenants' existing lease terms. For the deferred rent payment plans offered, we continue to recognize property revenue on the existing straight-line basis over the remaining lease term and recognize any changes in payment through lease receivables, which is recorded in other assets, net, in our condensed consolidated balance sheet.
As of June 30, 2020, our average residential lease term was approximately fourteen months with all other commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2020	$426.7
2021	239.5
2022	5.9
2023	5.2
2024	4.4
Thereafter	30.1
Total	$711.8

Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.
Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan made to an unaffiliated third party. This note receivable matures on October 1, 2025. At both June 30, 2020 and December 31, 2019, the outstanding note receivable principal balance was approximately $7.9 million. The weighted average interest rate was approximately 7.0% for both the three and six months ended June 30, 2020 and 2019, respectively. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We will provide for an allowance on our note receivable for expected losses if it becomes apparent conditions exist which may lead to our inability to collect all contractual amounts due. Conditions may include challenging economic factors, delinquent or late payments on the receivable, deterioration in the on-going relationship with the borrower, and other relevant factors. No allowance has been recognized on this note receivable as of June 30, 2020.
Recent Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary relief to simplify the accounting for modifying contracts to transition away from referenced rates such as LIBOR and other interbank offered rates. To be eligible for these accounting reliefs, the modifications i) must change, or have the potential to change, the amount or timing of contractual cash flows and ii) be related to the replacement of the referenced rate expected to be discontinued. When the contracts have met the criteria above, modified contracts can be accounted for as a continuation of the existing contract and applied prospectively adjusting the effective interest rate in the agreement. ASU 2020-04 is effective for interim periods beginning January 1, 2020, and the contracts electing to use the optional relief must be entered into prior to December 31, 2022. We adopted ASU 2020-04 as of March 31, 2020 and will apply this guidance for modifications, if any, during the interim period and prospectively through December 31, 2022. We do not expect our adoption of ASU 2020-04 to have a material impact on our consolidated financial statements as our only outstanding debt indexed to LIBOR are our unsecured credit facility and unsecured term loan.
In April 2020, the FASB's staff issued a question and answer document ("Q&A") focused on the application of lease modification accounting as a result of COVID-19. The Q&A allows companies, assuming the total payments of modified leases are substantially the same as or less than the total payments of the existing lease, to elect to bypass a lease-by-lease analysis, and instead either apply the lease modification accounting framework or not. The election is to be applied consistently to leases with similar characteristics and similar circumstances. Having met the required criteria as defined in the Q&A, we elected to not account for concessions as lease modifications. As disclosed above, the cash payments provided to residents relating to the Resident Relief Funds of approximately $9.1 million was recognized as a reduction to property revenues during the three and six months ended June 30, 2020 and amounts paid to residents of the operating communities owned by our unconsolidated joint ventures, of which, we recognized our ownership interest of $0.4 million in equity in income of joint ventures. We also elected to account for all other concessions provided to our residents/tenants, which were primarily related to a change of timing of rent payments with no significant changes to total payments or term, as a deferred payment in which we continue to recognize property revenue on the existing straight-line basis over the remaining lease term and recognize any changes in payment through lease receivables, which is recorded in other assets, net, in our condensed consolidated balance sheet.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards, units convertible into common shares, and shares which could be settled under equity forward sales agreements. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sales agreement will be considered in our calculation for diluted earnings-per-share until settlement, using the treasury stock method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 2.0 million and 1.9 million for the three and six months ended June 30, 2020 and approximately 2.0 million for each of the three and six months ended June 30, 2019. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$16,477	$42,399	$59,761	$81,012
Amount allocated to participating securities	(35)	(117)	(134)	(186)
Net income attributable to common shareholders – basic	$16,442	$42,282	$59,627	$80,826

Total earnings per common share – basic	$0.17	$0.43	$0.60	$0.83

Weighted average number of common shares outstanding – basic	99,399	98,903	99,348	97,903

Earnings per common share calculation – diluted
Net income attributable to common shareholders – diluted	$16,442	$42,282	$59,627	$80,826

Total earnings per common share – diluted	$0.17	$0.43	$0.60	$0.82

Weighted average number of common shares outstanding – basic	99,399	98,903	99,348	97,903
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	9	94	46	121
Weighted average number of common shares outstanding – diluted	99,408	98,997	99,394	98,024

4. Common Shares
In June 2020, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $362.7 million (the "2020 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2020 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
The 2020 ATM program permits the use of forward sales agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. If we enter into a forward sale agreement, we expect the relevant forward purchasers will borrow from third parties and, through the relevant sales agent, acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). During the three months ended June 30, 2020 and through the date of this filing, we did not enter into any forward sale agreements nor were there any shares sold under the 2020 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under the 2020 ATM program.
In May 2017, we created an ATM share offering program through which we could, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"). We terminated the 2017 ATM program in the second quarter of 2020, with $287.7 million remaining available for sale. Upon termination, no further common shares were available for sale under the 2017 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three and six months ended June 30, 2020. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2020, we had approximately 97.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Dispositions
Asset Acquisition of Operating Properties. We did not acquire any operating properties during the six months ended June 30, 2020. During the six months ended June 30, 2019, we acquired one operating property comprised of 326 apartment homes located in Austin, Texas for approximately $120.4 million in May 2019 and one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million in February 2019.
Acquisition of Land. We did not acquire any land during the three months ended June 30, 2020. In January 2020, we acquired approximately 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for the future development of approximately 355 apartment homes. During the six months ended June 30, 2019, we acquired approximately 11.6 acres of land in Tempe, Arizona for approximately $18.0 million in May 2019 for the future development of approximately 400 apartment homes and approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million in April 2019 for the future development of approximately 400 apartment homes.
Disposition of Land. In March 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of $0.4 million. We did not sell any land during the three months ended June 30, 2020 or the six months ended June 30, 2019.
6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). As of June 30, 2020, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. In March 2015, we completed the formation of the third fund with an unaffiliated third party for additional multifamily investments of up to $450 million. In June 2019, we amended the third fund's agreement, among other things, to reduce the investments from $450 million to approximately $360 million and increase our ownership interest from 20% to 40%. This third fund did not own any properties as of June 30, 2020 or 2019. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	June 30, 2020	December 31, 2019
Total assets	$688.6	$685.0
Total third-party debt	501.6	496.9
Total equity	157.7	153.4

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Total revenues (1)	$30.7	$32.8	$63.0	$65.2
Net income	2.9	3.9	7.4	7.8
Equity in income (2)(3)	1.6	1.9	3.8	3.8

(1)	Total revenues for the three and six months ended June 30, 2020 includes approximately $1.3 million of Resident Relief Funds payments which was recorded as a reduction to property revenues.

(2)	Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

(3)	Equity in income for the three and six months ended June 30, 2020 includes our ownership interest of the Resident Relief Funds payments of approximately $0.4 million.
The Funds have been funded in part with secured third-party debt and, as of June 30, 2020, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.9 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $3.8 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively.
7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2020	December 31, 2019
Commercial banks
1.17% Term Loan, due 2022	$99.8	$99.7
Unsecured credit facility	—	44.0
	$99.8	$143.7

Senior unsecured notes
3.15% Notes, due 2022	$348.3	$348.0
5.07% Notes, due 2023	248.7	248.4
4.36% Notes, due 2024	249.1	249.0
3.68% Notes, due 2024	248.2	248.0
3.74% Notes, due 2028	397.0	396.7
3.67% Notes, due 2029	594.0	593.7
2.91% Notes, due 2030	743.2	—
3.41% Notes, due 2049	296.6	296.6
	$3,125.1	$2,380.4

Total notes payable (1)	$3,224.9	$2,524.1

(1)
Unamortized debt discounts and debt issuance costs of $25.1 million and $19.9 million are included in senior unsecured and secured notes payable as of June 30, 2020 and December 31, 2019, respectively.

We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six month periods and may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2020 and through the date of this filing.

Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2020, we had no borrowings outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $10.2 million, leaving approximately $889.8 million available under our credit facility.
In April 2020, we issued $750 million aggregate principal amount of 2.800% senior unsecured notes due May 15, 2030 (the "2030 Notes") under our then-existing shelf registration statement. The 2030 Notes were offered to the public at 99.929% of their face amount with a stated rate of 2.800%. We received net proceeds of approximately $743.1 million, net of underwriting discounts and other estimated offering expenses. After giving effect to net underwriting discounts and other estimated offering expenses, the effective annual interest rate on the 2030 Notes is approximately 2.905%. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15, beginning November 15, 2020. We may redeem the 2030 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2030 Notes within three months of the maturity date, the redemption price will equal 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2030 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from the offering of the 2030 Notes to repay outstanding balances on our unsecured line of credit and intend to use the remaining balance for general corporate purposes which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital where appropriate.
We had outstanding floating rate debt of approximately $99.8 million and $99.6 million at June 30, 2020 and 2019, respectively. The weighted average interest rate on such debt was approximately 1.2% and 3.4% for the six months ended June 30, 2020 and 2019, respectively.
Our indebtedness had a weighted average maturity of approximately 8.8 years at June 30, 2020. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2020:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2020	$(1.9)	—%
2021	(3.7)	—
2022	446.4	2.7
2023	247.3	5.1
2024	497.9	4.0
Thereafter	2,038.9	3.4
Total	$3,224.9	3.5%

(1)	Includes all available extension options.

(2)	Includes amortization of debt discounts and debt issuance costs.

(3)	Includes the effects of the applicable settled forward interest rate swaps.
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
In connection with the issuance of our 3.74% Notes due 2028 in October 2018, we settled an aggregate of $400.0 million forward interest rate swap designated hedges resulting in a cash receipt of approximately $15.9 million which was recorded in accumulated other comprehensive income on our condensed consolidated balance sheets and will be recognized over the 10-year life of the issued debt as an adjustment to interest expense. In connection with the issuance of our 3.67% Notes due 2029 in June 2019, we settled all of our rema ining outstanding forward interest rate swaps with a total notional value of $300.0 million resulting in a net cash payment of approximately $20.4 million. Amounts in other comprehensive income associated with the settled forward interest rate swaps will be reclassified to interest expense over the first seven years of the 3.67% Notes due 2029. At June 30, 2020 and 2019, we had no designated hedges outstanding. As of June 30, 2020, the net amount we expect to be reclassified into earnings in the next 12 months as an increase to interest expense is approximately $1.3 million.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2020 and 2019:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Interest Rate Swaps	$—	$(7.1)	Interest expense	$(0.3)	$0.4

The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2020 and 2019:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Interest Rate Swaps	$—	$(13.0)	Interest expense	$(0.7)	$0.8

9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of June 30, 2020, there were approximately 6.9 million common shares available under the 2018 Share Plan, which would result in approximately 2.0 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $4.7 million for each of the three months ended June 30, 2020 and 2019, and approximately $9.3 million for each of the six months ended June 30, 2020 and 2019. Total capitalized compensation costs for share awards were approximately $1.0 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $1.9 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.
A summary of activity under our share incentive plans for the six months ended June 30, 2020 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2019	264,654	$90.44
Granted	178,895	113.74
Vested	(193,066)	95.23
Forfeited	(2,256)	102.70
Total nonvested share awards outstanding at June 30, 2020	248,227	$103.39

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
At June 30, 2020 and 2019, the weighted average fair value of share awards granted was $113.74 per share and $98.71 per share, respectively. The total fair value of shares vested during the six months ended June 30, 2020 and 2019 was approximately $18.4 million and $20.7 million, respectively. At June 30, 2020, the unamortized value of previously issued unvested share awards was approximately $20.1 million which is expected to be amortized over the next three years.
10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Change in assets:
Other assets, net	$(10,143)	$(8,009)
Change in liabilities:
Accounts payable and accrued expenses	(1,111)	(17,234)
Accrued real estate taxes	8,088	4,103
Other liabilities	(1,917)	1,959
Other	1,669	1,583
Change in operating accounts and other	$(3,414)	$(17,598)

11. Commitments and Contingencies
Construction Contracts. As of June 30, 2020, we estimate the total additional cost to complete the six consolidated projects currently under construction to be approximately $184.7 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
Other Commitments and Contingencies. In the ordinary course of our business we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2020, we had approximately $0.6 million in refundable earnest money for potential acquisitions of real property in our condensed consolidated balance sheets.
Lease Commitments. Substantially all of our lessee operating leases recorded in our condensed consolidated balance sheets are related to office facility leases. Rental expense totaled approximately $1.0 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $2.1 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. We had no significant changes to our lessee lease commitments for the six months ended June 30, 2020. The following is a summary of our maturities of our lease liabilities as of June 30, 2020:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2020	$1.7
2021	3.2
2022	2.9
2023	2.7
2024	2.8
Thereafter	2.2
Less: discount for time value	(1.8)
Lease liability as of June 30, 2020	$13.7

Investments in Joint Ventures. We have entered into, and may continue in the future to enter into joint ventures, including partnerships and limited liability companies, through which we own an indirect economic interest in less than 100% of the community or land owned directly by the joint venture. Our decision whether to hold the entire interest in an apartment community or land ourselves, or to have an indirect interest in the community or land through a joint venture, is based on a variety of factors and considerations, including: (i) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used; (ii) our desire to diversify our portfolio of investments by market; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) the economic and tax terms required by a seller of land or of a community, who may prefer or who may require less payment if the land or community is contributed to a joint venture. Investments in joint ventures are not limited to a specified percentage of our assets. Each joint venture agreement is individually negotiated, and our ability to operate or dispose of land or of a community in our sole discretion may be limited to varying degrees in our existing joint venture agreements and may be limited to varying degrees depending on the terms of future joint venture agreements.
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
We have recorded income, franchise, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020 and 2019 as income tax expense. Income taxes for the three and six months ended June 30, 2020 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2020.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The legislation was intended to support the economy during COVID-19 with technical corrections, or temporary modifications, to certain of the provisions of the Tax Cut and Jobs Act. These changes are not expected to have a material impact on our financial statements.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2020				December 31, 2019
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$113.8	$—	$—	$113.8	$151.8	$—	$—	$151.8

(1)
Approximately $37.1 million and $18.0 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any asset acquisitions of operating properties or impairments during the six months ended June 30, 2020.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2020 and December 31, 2019, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	June 30, 2020		December 31, 2019
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,125.1	$3,455.3	$2,380.4	$2,533.5
Floating rate notes payable (1)	99.8	99.0	143.7	143.8

(1)	Includes balances outstanding under our unsecured credit facility at December 31, 2019.

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
For a discussion of risks and actions taken in response to the coronavirus pandemic, see “The ongoing COVID-19 pandemic and measures intended to prevent its spread and the impact has and continues to have a material adverse effect on our business, results of operations, cash flows, and financial condition” under Item 1A, “Risk Factors.” Factors which may cause our actual results or performance to differ materially or be further amplified by the coronavirus pandemic (COVID-19) from those contemplated by forward-looking statements include, but are not limited to, the following:

•
The ongoing COVID-19 pandemic and measures intended to prevent its spread and the impact has and continues to have a material adverse effect on our business, results of operations, cash flows, and financial condition;

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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of June 30, 2020, we owned interests in, operated, or were developing 171 multifamily properties comprised of 58,051 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Impact of the Coronavirus Pandemic (COVID-19) on our Business
COVID-19 has currently resulted in a widespread health crisis, which has adversely affected international, national, and local economies and financial markets generally, and has had an unprecedented effect on many industries including the multifamily industry. The discussions below, including without limitation statements with respect to outlooks of future operating performance and liquidity, are subject to the future effects of COVID-19 and the responses to curb its spread, which continue to evolve daily. Accordingly, the full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for the year ending December 31, 2020, as well as for future years, is uncertain at this time.
Additionally, our property revenues have been and will likely continue to be impacted by COVID-19. For the three months ended June 30, 2020, we collected approximately 97.7% of our scheduled rents, 1.1% of our scheduled rents entered into a current deferred rent arrangement, and approximately 1.2% of our scheduled rents were delinquent. As of July 29, 2020, our July collections are approximately 98.7% of scheduled rents, none of our scheduled rents entered into a current deferred rent arrangement, and approximately 1.3% are delinquent.
Consolidated Results
Net income attributable to common shareholders decreased approximately $25.9 million and $21.3 million for the three and six months ended June 30, 2020, respectively, as compared to the same period in 2019.
These decreases include an approximate $14.4 million COVID-19 Related Impact for the three and six months ended June 30, 2020. The total COVID-19 Related Impact was comprised of $9.5 million related to the Resident Relief Funds which were established in April 2020. Of this amount, approximately $9.1 million was paid to residents at our wholly-owned communities and approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which, we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we incurred approximately $4.1 million of COVID-19 expenses at our operating properties, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.3 million in other directly- related COVID-19 expenses. We also incurred approximately $0.8 million related to the Employee Relief Fund we established to help our employees impacted by COVID-19.
The decrease during the three months ended June 30, 2020 was also primarily due to higher depreciation expense of $8.2 million, higher interest expense of approximately $4.1 million, and a decrease of approximately $0.4 million in property operations, relating to our existing, newly developed, and acquired operating communities, as compared to the same period in 2019. These decreases for the three months ended June 30, 2020 were partially offset by a $1.2 million increase in net fee and asset management income as compared to the same period in 2019.
The decrease during the six months ended June 30, 2020 was also primarily due to higher depreciation expense of approximately $19.7 million and higher interest expense of approximately $3.4 million, as compared to the same period in 2019. These decreases for the six months ended June 30, 2020 were partially offset by approximately $13.6 million of increases in property operations relating to our existing, newly developed, and acquired operating communities, a $2.2 million increase in net fee and asset management income, and an approximate $0.4 million gain on sale of land, as compared to the same period in 2019.
Property Operations
Our results for the three and six months ended June 30, 2020 reflect an increase in same store revenues of 0.1% and 1.9%, respectively, as compared to the same periods in 2019. The increase for the six months ended June 30, 2020 was primarily due to higher average rental rates during the first quarter of 2020, which we believe was primarily attributable to job growth, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level homeownership rate. The slight increase during the three months ended June 30, 2020 was also due to higher average rental rates but was offset by the impact of COVID-19.
Challenges within the multifamily industry have surfaced due to COVID-19. Factors adversely affecting demand for and rents received from our multifamily communities have since become more intense and pervasive across the United States. Overall weak consumer confidence, high unemployment, and fears of a prolonged recession, among other factors, have also persisted through the date of this filing. Based on our belief these conditions may become more pervasive and may not improve quickly, we expect to have a decline in property revenues during the remainder of fiscal year 2020.
Construction Activity
At June 30, 2020, we had a total of seven projects under construction to be comprised of 1,939 apartment homes, including one development project to be comprised of 234 apartment homes owned by one of our discretionary investment funds (the "Funds") in which we have a 31.3% ownership interest. Initial occupancies of these seven projects are currently scheduled to occur within the next 15 months. Excluding the project owned by one of the Funds, we estimate the total additional cost to complete the construction of the six consolidated projects is approximately $184.7 million. The locations of these projects may currently be subject to “shelter in place,” “stay at home,” or other similar orders adopted by state and local authorities in response to COVID-19. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.
Other
In April 2020, we issued $750.0 million of 2.800%, or an effective annual interest rate of 2.905% after giving effect to net underwriting discounts and other estimated offering expenses, senior unsecured notes due May 15, 2030 under our then-existing shelf registration statement.
In May 2020, Camden's Chairman and CEO, and Executive Vice Chairman, each agreed to voluntarily reduce the amount of their respective annual bonus (cash or shares) which may be awarded in the future by $500,000. The aggregate $1.0 million compensation reduction will serve as a contribution to the Resident Relief Funds and to the Employee Relief Fund.
In June 2020, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $362.7 million (the "2020 ATM program").
Future Outlook
Subject to market conditions as described above, including those related to COVID-19, we intend to continue to seek opportunities to develop new communities, and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
As of June 30, 2020, we had approximately $601.6 million in cash and cash equivalents and $889.8 million available under our $900 million unsecured credit facilities. As of June 30, 2020 and through the date of this filing, we also had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under our 2020 ATM program and do not have any debt maturing through the year ending 2021. Additionally, as of June 30, 2020 and through the date of this filing, 100% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2020		December 31, 2019
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,301	26	9,301	26
Washington, D.C. Metro	6,862	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	3,686	12
Austin, Texas	3,686	11	3,686	11
Orlando, Florida	3,594	10	3,594	10
Raleigh, North Carolina	3,240	9	3,240	9
Charlotte, North Carolina	3,104	14	3,104	14
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,663	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	56,112	164	56,107	164
Properties Under Construction
Houston, Texas	505	2	505	2
Atlanta, Georgia	366	1	366	1
Orlando, Florida	360	1	360	1
Phoenix, Arizona	343	1	343	1
Denver, Colorado	233	1	233	1
Southeast Florida	—	—	269	1
San Diego/Inland Empire, California	132	1	132	1
Total Properties Under Construction	1,939	7	2,208	8
Total Properties	58,051	171	58,315	172
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas (2)	2,756	9	2,756	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,247	22	7,247	22
Total Properties Fully Consolidated	50,804	149	51,068	150

(1)	Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

(2)	Includes a property under development owned by one of the Funds. See communities under construction below for details.
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. We had no properties reach stabilization during the three months ended June 30, 2020.

Completed Construction in Lease-Up
At June 30, 2020, we had one consolidated completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 7/29/2020	Date of Construction Completion	Estimated Date of Stabilization
Camden North End I
Phoenix, AZ	441	$98.8	89%	1Q19	4Q20

(1)	Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our condensed consolidated balance sheet at June 30, 2020 included approximately $514.3 million related to properties under development and land. Of this amount, approximately $360.9 million related to our projects currently under construction. In addition, we had approximately $153.4 million invested primarily in land held for future development related to projects we currently expect to begin construction.
Communities Under Construction. At June 30, 2020, we had six consolidated properties and one unconsolidated property held by one of the funds, in various stages of construction as follows:

($ in millions) Property and Location (1)	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Downtown I (2)
Houston, TX	271	$132.0	$131.8	$2.4	3Q20	3Q21
Camden RiNo
Denver, CO	233	78.0	76.7	76.7	4Q20	2Q21
Camden Lake Eola
Orlando, FL	360	120.0	101.9	101.9	1Q21	1Q22
Camden Buckhead
Atlanta, GA	366	160.0	82.5	82.5	1Q22	3Q22
Camden North End II
Phoenix, AZ	343	90.0	48.4	48.4	1Q22	3Q22
Camden Hillcrest
San Diego, CA	132	95.0	49.0	49.0	4Q21	3Q22
Total	1,705	$675.0	$490.3	$360.9

(1)
The locations of these projects may currently be subject to “shelter in place,” “stay at home,” or similar orders adopted by state and local authorities in response to COVID-19. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.

(2)	Property in lease-up and was 24% leased at July 29, 2020.

Unconsolidated Community Under Construction
Camden Cypress Creek II (1)
Cypress, TX	234	$38.0	$25.5	$21.7	2Q21	4Q21

(1)	Property owned through an unconsolidated joint venture in which we own a 31.3% interest. This property is in lease-up and was 6% leased as of July 29, 2020.
Development Pipeline Communities. At June 30, 2020, we had the following consolidated multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Atlantic (2)
Plantation, FL	269	$100.0	$27.3
Camden Tempe II
Tempe, AZ	400	110.0	23.3
Camden NoDa
Charlotte, NC	400	100.0	16.6
Camden Arts District
Los Angeles, CA	354	150.0	30.0
Camden Paces III
Atlanta, GA	350	100.0	16.3
Camden Downtown II
Houston, TX	271	145.0	11.7
Camden Cameron Village
Raleigh, NC	355	115.0	19.9
Camden Highland Village II
Houston, TX	300	100.0	8.3
Total	2,699	$920.0	$153.4

(1)
Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment. In addition, the locations of these projects may currently be subject to “shelter in place,” “stay at home,” or similar orders adopted by state and local authorities in response to COVID-19. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.

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

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average monthly property revenue per apartment home (1)	$1,703	$1,755	$1,755	$1,742
Annualized total property expenses per apartment home (2)	$8,126	$7,514	$7,904	$7,545
Weighted average number of operating apartment homes owned 100%	49,069	48,565	49,043	48,261
Weighted average occupancy of operating apartment homes owned 100%	94.9%	96.0%	95.4%	95.9%

(1)
Includes approximately $9.1 million of Resident Relief Funds paid to residents at our wholly-owned communities who have experienced financial losses caused by COVID-19 and was recorded as a reduction to property revenues.

(2)
Includes approximately $4.1 million of COVID-19 expenses at our operating communities, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.3 million in other directly-related COVID-19 expenses.

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

Reconciliations of net income to NOI for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$17,511	$43,542	$61,978	$83,263
Less: Fee and asset management income	(2,380)	(1,867)	(4,907)	(3,710)
Less: Interest and other income	(325)	(331)	(654)	(629)
Less: (Income)/loss on deferred compensation plans	(11,435)	(3,856)	3,425	(14,212)
Plus: Property management expense	5,939	6,093	12,466	12,750
Plus: Fee and asset management expense	820	1,522	1,663	2,706
Plus: General and administrative expense	14,391	13,261	27,624	26,569
Plus: Interest expense	23,482	19,349	43,189	39,819
Plus: Depreciation and amortization expense	92,803	84,646	184,662	164,920
Plus: Expense/(benefit) on deferred compensation plans	11,435	3,856	(3,425)	14,212
Less: Gain on sale of land	—	—	(382)	—
Less: Equity in income of joint ventures	(1,633)	(1,909)	(3,755)	(3,821)
Plus: Income tax expense	394	228	861	396
Net operating income	$151,002	$164,534	$322,745	$322,263
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2020 as compared to the same periods in 2019:

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2020	2020	2019	$	%	2020	2019	$	%
Property revenues:
Same store communities	43,710	$225,382	$225,211	$171	0.1%	$455,291	$447,018	$8,273	1.9%
Non-same store communities	4,948	30,381	24,484	5,897	24.1	62,055	45,479	16,576	36.4
Development and lease-up communities	2,146	2,422	1,504	918	*	4,502	2,765	1,737	*
Resident Relief Funds	—	(9,074)	—	(9,074)	(100.0)	(9,074)	—	(9,074)	(100.0)
Dispositions/other	—	1,572	4,562	(2,990)	(65.5)	3,788	9,066	(5,278)	(58.2)
Total property revenues	50,804	$250,683	$255,761	$(5,078)	(2.0)%	$516,562	$504,328	$12,234	2.4%
Property expenses:
Same store communities	43,710	$81,545	$79,703	$1,842	2.3%	$162,350	$160,467	$1,883	1.2%
Non-same store communities	4,948	11,851	9,135	2,716	29.7	23,557	17,012	6,545	38.5
Development and lease-up communities	2,146	1,333	577	756	*	2,178	1,059	1,119	*
COVID-19 expenses	—	4,096	—	4,096	100.0	4,096	—	4,096	100.0
Dispositions/other	—	856	1,812	(956)	(52.8)	1,636	3,527	(1,891)	(53.6)
Total property expenses	50,804	$99,681	$91,227	$8,454	9.3%	$193,817	$182,065	$11,752	6.5%
Property NOI:
Same store communities	43,710	$143,837	$145,508	$(1,671)	(1.1)%	$292,941	$286,551	$6,390	2.2%
Non-same store communities	4,948	18,530	15,349	3,181	20.7	38,498	28,467	10,031	35.2
Development and lease-up communities	2,146	1,089	927	162	*	2,324	1,706	618	*
COVID-19 Related Impact	—	(13,170)	—	(13,170)	(100.0)	(13,170)	—	(13,170)	(100.0)
Dispositions/other	—	716	2,750	(2,034)	(74.0)	2,152	5,539	(3,387)	(61.1)
Total property NOI	50,804	$151,002	$164,534	$(13,532)	(8.2)%	$322,745	$322,263	$482	0.1%
* Not a meaningful percentage.

(1)
Same store communities are communities we owned and were stabilized since January 1, 2019, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2019, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2019, excluding properties held for sale. COVID-19 Related Impact relates to the Resident Relief Funds which were established for our residents experiencing financial losses caused by COVID-19 and includes the amount we paid to residents at our wholly-owned communities as an adjustment to property revenues. The COVID-19 Related Impact also includes direct related expenses incurred at our operating properties as a result of the pandemic. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, and non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous expenses.

Same Store Analysis
Same store property NOI decreased approximately $1.7 million for the three months ended June 30, 2020 and increased approximately $6.4 million for the six months ended June 30, 2020, as compared to the same periods in 2019. The decrease in same store property NOI for the three months ended June 30, 2020 was primarily due to an increase in property expenses of approximately $1.9 million which was partially offset by an increase of approximately $0.2 million in same store property revenues, as compared to the same period in 2019. The increase in same store property NOI for the six months ended June 30, 2020 was primarily due to an increase of approximately $8.3 million in same store property revenues which was partially offset by an increase of approximately $1.9 million same store property expenses, as compared to the same period in 2019.
The $1.9 million increase in same store property expenses during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to higher salary expenses of approximately $1.2 million, higher utility and property insurance expenses of approximately $0.9 million, and higher real estate taxes of approximately $0.5 million as a result of increased property valuations at a number of our communities. The increase for the three months ended June 30, 2020 was partially offset by approximately $0.7 million lower repairs and maintenance expense as compared to the same period in 2019.
The $0.2 million increase in same store property revenues during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an approximate $4.9 million or 2.5% increase in average rental rates, approximately $0.8 million higher net reletting and other rental income, and an approximate $0.9 million increase in income from our bulk internet and other utility rebilling programs. These increases for the three months ended June 30, 2020 were partially offset by lower occupancy of approximately $1.7 million, higher bad debt expense of approximately $3.4 million due in part to COVID-19, and a decrease of approximately $1.3 million related to fee and other income due to waived late and other fees during COVID-19.
The $8.3 million increase in same store property revenues during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the $0.2 million increase recognized during the three months ended June 30, 2020 as discussed above and an approximate $8.1 million increase recognized during the first quarter of 2020 which was related to increases of approximately $7.5 million in rental revenue primarily due to a 3.3% increase in average rental rates, an approximate $0.2 million increase in income from our bulk internet rebilling program, and an approximate $0.4 million increase in other miscellaneous property income.
The $1.9 million increase in same store property expenses during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to higher salary expenses of approximately $1.6 million and higher utilities and property insurance of approximately $1.3 million. The increase for the six months ended June 30, 2020 was partially offset by approximately $0.2 million lower repairs and maintenance expense and an approximate $0.8 million decrease in real estate taxes as a result of property tax refunds received due to lower property valuations at a number of our communities, as compared to the same period in 2019.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $3.3 million and $10.6 million for the three and six months ended June 30, 2020 as compared to the same periods in 2019. These increases were primarily due to increases of approximately $6.8 million and $18.3 million in revenues, partially offset by an increase of approximately $3.5 million and $7.7 million in expenses, for the three and six months ended June 30, 2020 as compared to the same periods in 2019. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of four operating properties during 2019, four operating properties reaching stabilization during 2019 and one operating property reaching stabilization during the six months ended June 30, 2020. The increases in property revenues and expenses from our development and lease-up communities were primarily due to the completion and partial lease-up of one property during 2019 and the partial lease-up of one development property during the six months ended June 30, 2020.

The following table details the changes, described above, relating to non-same store and development and lease up NOI:

	For the three months ended June 30, 2020 as compared to 2019	For the six months ended June 30, 2020 as compared to 2019
(in millions)
Property Revenues:
Revenues from acquisitions	$5.5	$13.6
Revenues from non-same store stabilized properties	0.7	2.6
Revenues from development and lease-up properties	0.9	1.7
Other	(0.3)	0.4
	$6.8	$18.3
Property Expenses:
Expenses from acquisitions	$2.4	$5.9
Expenses from non-same store stabilized properties	0.1	0.2
Expenses from development and lease-up properties	0.8	1.1
Other	0.2	0.5
	$3.5	$7.7
Property NOI:
NOI from acquisitions	$3.1	$7.7
NOI from non-same store stabilized properties	0.6	2.4
NOI from development and lease-up properties	0.1	0.6
Other	(0.5)	(0.1)
	$3.3	$10.6
COVID-19 Related Impact Analysis
The COVID-19 Related Impact was approximately $13.2 million for the three and six months ended June 30, 2020 due to the Resident Relief Funds and the COVID-19 directly-related expenses. In April 2020, we announced two Resident Relief Funds for our residents experiencing financial losses caused by COVID-19. During the three and six months ended June 30, 2020, the Company paid approximately $9.1 million to approximately 7,100 residents of our wholly-owned communities which was recorded as a reduction of property revenues.
During the three and six months ended June 30, 2020, we also incurred approximately $4.1 million of COVID-19 related expenses at our operating properties, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and approximately $1.3 million of other directly-related COVID-19 expenses.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $2.0 million and $3.4 million for the three and six months ended June 30, 2020 as compared to the same periods in 2019. These decreases were primarily due to the disposition of two consolidated operating properties in the fourth quarter of 2019. We had no operating property dispositions during the six months ended June 30, 2020. These decreases were also due to higher bad debt expense related to our retail tenants during the three and six months ended June 30, 2020, which was due in part to COVID-19.
Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Fee and asset management	$2,380	$1,867	$513	27.5%	$4,907	$3,710	$1,197	32.3%
Interest and other income	325	331	(6)	(1.8)	654	629	25	4.0
Income/(loss) on deferred compensation plans	11,435	3,856	7,579	*	(3,425)	14,212	(17,637)	*
Total non-property income	$14,140	$6,054	$8,086	133.6%	$2,136	$18,551	$(16,415)	(88)%
*    Not a meaningful percentage.

Fee and asset management income, which represents income related to property management of our joint ventures and fees from third-party construction projects, increased approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. These increases were primarily due to higher fees earned related to increased construction and development activity for one property held by one of the Funds which was under construction, and an increase in third-party construction activity during the three and six months ended June 30, 2020 as compared to the same periods in 2019.
Our deferred compensation plans recognized income of approximately $11.4 million and $3.9 million during the three months ended June 30, 2020 and 2019, respectively, and recognized a loss of approximately $3.4 million during the six months ended June 30, 2020, and income of approximately $14.2 million during the same period in 2019. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Property management	$5,939	$6,093	$(154)	(2.5)%	$12,466	$12,750	$(284)	(2.2)%
Fee and asset management	820	1,522	(702)	(46.1)	1,663	2,706	(1,043)	(38.5)
General and administrative	14,391	13,261	1,130	8.5	27,624	26,569	1,055	4.0
Interest	23,482	19,349	4,133	21.4	43,189	39,819	3,370	8.5
Depreciation and amortization	92,803	84,646	8,157	9.6	184,662	164,920	19,742	12.0
Expense (benefit) on deferred compensation plans	11,435	3,856	7,579	*	(3,425)	14,212	(17,637)	*
Total other expenses	$148,870	$128,727	$20,143	15.6%	$266,179	$260,976	$5,203	2.0%

*	Not a meaningful percentage.
Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. These decreases were primarily related to lower travel expenses, partially offset by higher salaries and incentive costs during the three and six months ended June 30, 2020 as compared to the same periods in 2019. Property management expenses were 2.4% of total property revenues for each of the three months ended June 30, 2020 and 2019, and were 2.4% and 2.5% of total property revenues for the six months ended June 30, 2020 and 2019, respectively.
Fee and asset management expense from property management, asset management, construction, and development activities of our joint ventures and our third-party projects decreased approximately $0.7 million and $1.0 million for the three and six months ended June 30, 2020 as compared to the same periods in 2019. These decreases were primarily due to lower discretionary spending incurred in managing our joint ventures and construction activities during the three and six months ended June 30, 2020 as compared to the same periods in 2019.
General and administrative expense increased approximately $1.1 million for each of the three and six months ended June 30, 2020, as compared to the same periods in 2019. These increases were primarily due to approximately $0.8 million of COVID-19 expenses during the three and six months ended June 30, 2020. These increases were also due to higher salary and benefit costs, higher professional expenses and higher information technology costs as compared to the same periods in 2019. These increases were partially offset by lower incentive compensation expense due to higher amortization relating to accelerated vesting for employees reaching retirement eligibility during the three and six months ended June 30, 2019. Excluding income (loss) on deferred compensation plans, general and administrative expenses were 5.7% and 5.1% of total revenues for the three months ended June 30, 2020 and 2019, respectively, and were 5.3% and 5.2% of total revenues for the six months ended June 30, 2020 and 2019, respectively.
Interest expense increased approximately $4.1 million and $3.4 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. These increases were primarily due to the issuance of $600 million, 3.67% senior unsecured notes in June 2019, the issuance of $300 million, 3.41% senior unsecured notes in October 2019, and the issuance of $750 million, 2.91% senior unsecured notes in April 2020. These increases were partially offset by redemption of our $250 million, 4.78% senior unsecured notes due 2021, and the prepayment of an approximate $45.3 million, 4.38% secured conventional mortgage note in October 2019. These increases were also partially offset by higher capitalized interest during the three and six months ended June 30, 2020 resulting from higher average balances in our development pipeline and decreases in interest expense recognized on our unsecured credit facility due to lower balances outstanding during the three and six months ended June 30, 2020 as compared to the same periods in 2019. The increase during the six months ended June 30, 2020 was further offset by the repayment of approximately $439.3 million of secured conventional mortgage debt with a weighted average interest rate of 5.2% in the first quarter of 2019.
Depreciation and amortization expense increased approximately $8.2 million and $19.7 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. These increases were primarily due to the acquisition of four operating properties in 2019, the completion of units in our development pipeline, the completion of repositions and the partial completion of redevelopments during 2020 and 2019. These increases were partially offset by a decrease in depreciation expense related to the disposition of two operating properties in December 2019.
Our deferred compensation plans recognized expenses of approximately $11.4 million and $3.9 million during the three months ended June 30, 2020 and 2019, respectively, and recognized a benefit of approximately $3.4 million during the six months ended June 30, 2020, as compared to recognizing an expense of approximately $14.2 million during the same period in 2019. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2020	2019	$	%	2020	2019	$	%
Gain on sale of land	$—	$—	$—	100.0%	$382	$—	$382	100.0%
Equity in income of joint ventures	$1,633	$1,909	$(276)	(14.5)%	$3,755	$3,821	$(66)	(1.7)%
Income tax expense	$(394)	$(228)	$(166)	72.8%	$(861)	$(396)	$(465)	117.4%
During the six months ended June 30, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of approximately $0.4 million.
Equity in income of joint ventures decreased approximately $0.3 million and $0.1 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. These decreases were primarily due to approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which, we recognized our ownership interest of $0.4 million in equity in income of joint ventures. These decreases were also due to decreases in earnings due to the sale of one operating property by one of the Funds in December 2019. These decreases were partially offset by lower interest expense recognized by operating properties owned by the Funds due to lower weighted average interest rates on variable rate debt during the three and six months ended June 30, 2020 as compared to the same periods in 2019.
Income tax expense increased approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. These increases were primarily due to an increase in taxable income related to higher third-party construction activities conducted in a taxable REIT subsidiary.
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

Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Funds from operations
Net income attributable to common shareholders (1)	$16,477	$42,399	$59,761	$81,012
Real estate depreciation and amortization	90,500	82,796	180,011	161,471
Adjustments for unconsolidated joint ventures	2,287	2,260	4,529	4,491
Income allocated to non-controlling interests	1,103	1,180	2,385	2,324
Funds from operations	$110,367	$128,635	$246,686	$249,298

Less: recurring capitalized expenditures	(18,782)	(21,166)	(33,607)	(30,821)
Adjusted funds from operations	$91,585	$107,469	$213,079	$218,477

Weighted average shares – basic	99,399	98,903	99,348	97,903
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	9	94	46	121
Common units	1,748	1,753	1,748	1,755
Weighted average shares – diluted	101,156	100,750	101,142	99,779

(1)
Net income attributable to common shareholders includes an approximate $14.4 million COVID-19 Related Impact for the three and six months ended June 30, 2020. The total COVID-19 Related Impact was comprised of $9.5 million related to the Resident Relief Funds which were established in April 2020. Of this amount, approximately $9.1 million was paid to residents at our wholly-owned communities and approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which, we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we incurred approximately $4.1 million of COVID-19 expenses at our operating communities, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.3 million in other directly-related COVID-19 expenses. We also incurred approximately $0.8 million related to the Employee Relief Fund we established to help our employees impacted by COVID-19.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.2 and 7.5 times for the three months ended June 30, 2020 and 2019, respectively, and 7.0 and 7.1 times for the six months ended June 30, 2020 and 2019. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. All of our consolidated properties were unencumbered at June 30, 2020 and approximately 98.9% of our consolidated properties were unencumbered at June 30, 2019. Our weighted average maturity of debt was approximately 8.8 years at June 30, 2020.
Our primary sources of liquidity are cash and cash equivalents and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:

•	normal recurring operating expenses;

•	current debt service requirements;

•	recurring and non-recurring capital expenditures;

•	reposition expenditures;

•	funding of property developments, redevelopments, acquisitions, and joint venture investments; and

•	the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, changes in rent control or rent stabilization laws, sources of financing, the minimum REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our cost of funds, and our ability to access capital markets. A variety of these factors, among others, could also be affected by COVID-19.
Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2020 and 2019:

Net cash from operating activities was approximately $250.2 million during the six months ended June 30, 2020 as compared to approximately $218.7 million for the same period in 2019. The increase was primarily due to a $20.4 million settlement of forward interest rate swaps we paid in June 2019. The increase was also due to a lower amount of cash used in operating accounts primarily due to the timing of cash paid for interest, state income taxes and payments to vendors during the six months ended June 30, 2020 as compared to the same period in 2019.

Net cash used in investing activities during the six months ended June 30, 2020 totaled approximately $205.6 million as compared to $430.1 million during the same period in 2019. Cash outflows during the six months ended June 30, 2020 primarily related to cash outflows for property development and capital improvements of approximately $199.6 million, and increases in non-real estate assets of $4.9 million. Cash outflows during the six months ended June 30, 2019 primarily related to the acquisition of two operating properties located in Scottsdale, Arizona and Austin, Texas for approximately $214.2 million, cash outflows for property development and capital improvements of approximately $206.7 million and increases in non-real estate assets of $9.7 million. The slight decrease in property development and capital improvements for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the acquisition of two development properties in 2019 as compared to one development property in 2020, the timing and completion of two consolidated operating properties during 2019 and the six months ended June 30, 2020, and the completion of repositions at several of our operating properties. The property development and capital improvements during the six months ended June 30, 2020 and 2019, included the following:

	Six Months Ended June 30,
(in millions)	2020	2019
Expenditures for new development, including land	$111.7	$118.9
Capital expenditures	35.6	36.8
Reposition expenditures	24.5	27.4
Capitalized interest, real estate taxes, and other capitalized indirect costs	17.8	12.1
Redevelopment expenditures	10.0	11.5
Total	$199.6	$206.7
Net cash from financing activities totaled approximately $533.6 million for the six months ended June 30, 2020 as compared to $322.8 million during the same period in 2019. Cash inflows during the six months ended June 30, 2020 primarily related to net proceeds of approximately $743.1 million from the issuance of $750.0 million senior unsecured notes in April 2020. These cash inflows during 2020 were partially offset by $165.1 million used for the distributions to common shareholders and non-controlling interest holders, and net payments of $44.0 million of borrowings from our unsecured line of credit. Cash inflows during the six months ended June 30, 2019 primarily related to net proceeds of approximately $593.4 million from the issuance of $600.0 million senior unsecured notes in June 2019, as well as net proceeds of approximately $328.4 million from the issuance of approximately 3.4 million common shares through an underwritten equity offering completed in February 2019. These cash inflows during 2019 were partially offset by the repayment of approximately $439.3 million of secured conventional mortgage debt, as well as $155.7 million used for the distributions to common shareholders and non-controlling interest holders.

Financial Flexibility

We have a $900 million unsecured credit facility which matures in  March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2020 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2020, we had no borrowings outstanding on our credit facility and we had outstanding letters of credit totaling approximately $10.2 million, leaving approximately $889.8 million available under our credit facility.
In April 2020, we issued $750.0 million aggregate principal amount of 2.800% senior unsecured notes due May 15, 2030 (the "2030 Notes") under our then-existing shelf registration statement. The 2030 Notes were offered to the public at 99.929% of their face amount with a stated rate of 2.800%. We received net proceeds of approximately $743.1 million, net of underwriting discounts and other estimated offering expenses. After giving effect to net underwriting discounts and other estimated offering expenses, the effective annual interest rate on the 2030 Notes is approximately 2.905%. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15, beginning November 15, 2020. We may redeem the 2030 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2030 Notes within three months of the maturity date, the redemption price will equal 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2030 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from the offering of the 2030 Notes to repay outstanding balances on our unsecured line of credit and intend to use the remaining balance for general corporate purposes which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital where appropriate.
In June 2020, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $362.7 million (the "2020 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2020 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. There were no shares sold under the 2020 ATM program in the month ended June 30, 2020 and no shares have been sold through the date of this filing. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under the 2020 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. As of the date of this filing, we did not have any debt maturing during the remainder of 2020 through 2021. In April 2020, we issued $750 million of senior unsecured notes due May 15, 2030 under our then-existing shelf registration statement. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
We currently estimate the additional cost to complete the construction of six consolidated projects to be approximately $184.7 million. Of this amount, we expect to incur costs between approximately $90 million and $110 million during the remainder of 2020 and to incur the remaining costs during 2021 through 2022. Additionally, during the remainder of 2020, we expect to incur costs between approximately $0 and $20 million related to the start of new development activities, between approximately $21 million and $25 million related to repositions and revenue enhancing expenditures, between approximately $4 million to $8 million related to a dditional redevelopment expenditures and between approximately $41 million to $45 million related to additional recurring capital expenditures. The locations of many of these projects may currently be subject to “shelter in place,” “stay at home,” or similar orders adopted by state and local authorities in response to COVID-19. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.
We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages. We intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2020, our Board of Trust Managers declared a quarterly dividend of $0.83 per common share to our common shareholders of record as of June 30, 2020. The quarterly dividend was subsequently paid on July 17, 2020, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2020, our annualized dividend rate would be $3.32 per share or unit.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At June 30, 2020, our unconsolidated joint ventures had outstanding debt of approximately $501.6 million. As of June 30, 2020, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.
Inflation
Our apartment leases are for an average term of approximately fourteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued or adopted during the six months ended June 30, 2020.
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
Risks Associated with Our Operations
The ongoing COVID-19 pandemic and measures intended to prevent its spread and the impact has and continues to have a material adverse effect on our business, results of operations, cash flows, and financial condition.
In December 2019, COVID-19 was first reported in Wuhan, China, and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted financial markets and international trade, and resulted in increased unemployment levels, all of which negatively impacted the multifamily industry and the Company’s business. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.
The impact of the COVID-19 pandemic and measures to prevent its spread has negatively impacted and could continue to negatively impact our businesses in a number of ways, including our residents’ ability or willingness to pay rents and the demand for multifamily communities within the markets we operate. In some cases, we have and may continue to restructure residents’ rent obligations, and have not and may, in the future, not do so on terms as favorable to us as those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may expand or extend certain measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations. The restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which has adversely impacted and could continue to adversely impact our rental rate and occupancy levels.
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you conditions will not continue to deteriorate as a result of the pandemic. In addition, the deterioration of economic conditions as a result of the pandemic may ultimately further decrease occupancy levels and pricing across our portfolio as residents reduce or defer their spending.
The situation surrounding the COVID-19 pandemic continues to evolve and the potential for a material adverse impact on our operational and financial performance increases the longer the virus impacts activities in the United States and globally. For this reason, we are not able at this time to estimate to any degree of certainty the effect COVID-19 may have on our business, results of operations, financial condition, and cash flows, all of which will depend on future developments, including the duration of the outbreak, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.
Moreover, many of the risks described in the risk factors set forth in our 2019 Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic and the responses to curb its spread.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended June 30, 2020.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

3.1
First Amendment to Fourth Amended and Restated Bylaws of Camden Property Trust (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed on April 9, 2020 (File No. 1-12110).)

4.1	Form of Camden Property Trust 2.800% Note due 2030. (Incorporated herein by reference to Exhibit 4.5 to Form 8-K filed by Camden Property Trust on April 21, 2020 (File No. 1-12110).)
4.2	Form of Camden Property Trust 2.800% Note due 2030. (Incorporated herein by reference to Exhibit 4.6 to Form 8-K filed by Camden Property Trust on April 21, 2020 (File No. 1-12110).)
10.1
Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and BofA Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))

10.2
Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))

10.3
Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))

10.4
Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and SunTrust Robinson Humphrey, Inc (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))

10.5
Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 31, 2020

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 31, 2020

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	July 31, 2020
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer