Form 10-Q
period 2020-09-30
CAMDEN PROPERTY TRUST
filed 2020-10-30
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 23, 2020, 97,395,559 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

RR

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Assets
Real estate assets, at cost
Land	$1,216,942	$1,199,384
Buildings and improvements	7,677,676	7,404,090
	$8,894,618	$8,603,474
Accumulated depreciation	(2,944,769)	(2,686,025)
Net operating real estate assets	$5,949,849	$5,917,449
Properties under development, including land	522,664	512,319
Investments in joint ventures	20,992	20,688
Total real estate assets	$6,493,505	$6,450,456
Accounts receivable – affiliates	20,152	21,833
Other assets, net	217,534	248,716
Cash and cash equivalents	589,614	23,184
Restricted cash	3,918	4,315
Total assets	$7,324,723	$6,748,504
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,225,799	$2,524,099
Accounts payable and accrued expenses	183,654	171,719
Accrued real estate taxes	87,159	54,408
Distributions payable	84,137	80,973
Other liabilities	177,967	215,581
Total liabilities	$3,758,716	$3,046,780
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 109,110 and 109,110 issued; 106,849 and 106,878 outstanding at September 30, 2020 and December 31, 2019, respectively	1,068	1,069
Additional paid-in capital	4,577,813	4,566,731
Distributions in excess of net income attributable to common shareholders	(737,556)	(584,167)
Treasury shares, at cost (9,454 and 9,636 common shares at September 30, 2020 and December 31, 2019, respectively)	(341,831)	(348,419)
Accumulated other comprehensive loss	(5,431)	(6,529)
Total common equity	$3,494,063	$3,628,685
Non-controlling interests	71,944	73,039
Total equity	$3,566,007	$3,701,724
Total liabilities and equity	$7,324,723	$6,748,504
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Property revenues	$265,721	$260,672	$782,283	$765,000
Property expenses
Property operating and maintenance	$65,191	$62,277	$189,788	$177,372
Real estate taxes	35,861	31,596	105,081	98,566
Total property expenses	$101,052	$93,873	$294,869	$275,938
Non-property income
Fee and asset management	$2,542	$2,139	$7,449	$5,849
Interest and other income	1,948	1,485	2,602	2,114
Income on deferred compensation plans	5,071	780	1,646	14,992
Total non-property income	$9,561	$4,404	$11,697	$22,955
Other expenses
Property management	$5,894	$6,154	$18,360	$18,904
Fee and asset management	1,018	1,316	2,681	4,022
General and administrative	12,726	13,458	40,350	40,027
Interest	24,265	20,719	67,454	60,538
Depreciation and amortization	90,575	85,814	275,237	250,734
Expense on deferred compensation plans	5,071	780	1,646	14,992
Total other expenses	$139,549	$128,241	$405,728	$389,217
Gain on sale of land	—	—	382	—
Equity in income of joint ventures	2,154	2,133	5,909	5,954
Income from continuing operations before income taxes	$36,835	$45,095	$99,674	$128,754
Income tax expense	(615)	(313)	(1,476)	(709)
Net income	$36,220	$44,782	$98,198	$128,045
Less income allocated to non-controlling interests	(1,263)	(1,185)	(3,480)	(3,436)
Net income attributable to common shareholders	$34,957	$43,597	$94,718	$124,609

Earnings per share – basic	$0.35	$0.44	$0.95	$1.27
Earnings per share – diluted	$0.35	$0.44	$0.95	$1.26
Weighted average number of common shares outstanding – basic	99,419	98,959	99,372	98,259
Weighted average number of common shares outstanding – diluted	99,455	99,066	99,414	98,375
Condensed Consolidated Statements of Comprehensive Income
Net income	$36,220	$44,782	$98,198	$128,045
Other comprehensive income
Unrealized (loss) on cash flow hedging activities	—	—	—	(12,998)
Reclassification of net loss (gain) on cash flow hedging activities, prior service cost and net loss on post retirement obligation	366	357	1,098	(369)
Comprehensive income	$36,586	$45,139	$99,296	$114,678
Less income allocated to non-controlling interests	(1,263)	(1,185)	(3,480)	(3,436)
Comprehensive income attributable to common shareholders	$35,323	$43,954	$95,816	$111,242
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the nine months ended September 30, 2020

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2019	$1,069	$4,566,731	$(584,167)	$(348,419)	$(6,529)	$73,039	$3,701,724
Net income			94,718			3,480	98,198
Other comprehensive income					1,098		1,098
Net share awards		10,729		6,185			16,914
Employee share purchase plan		679		403			1,082
Cash distributions declared to equity holders ($2.49 per common share)			(248,107)			(4,353)	(252,460)
Other	(1)	(326)				(222)	(549)
Equity, September 30, 2020	$1,068	$4,577,813	$(737,556)	$(341,831)	$(5,431)	$71,944	$3,566,007

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended September 30, 2020

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, June 30, 2020	$1,068	$4,574,387	$(689,809)	$(341,637)	$(5,797)	$72,355	$3,610,567
Net income			34,957			1,263	36,220
Other comprehensive income					366		366
Net share awards		3,583		(194)			3,389
Employee share purchase plan		39					39
Cash distributions declared to equity holders ($0.83 per common share)			(82,704)			(1,452)	(84,156)
Other		(196)				(222)	(418)
Equity, September 30, 2020	$1,068	$4,577,813	$(737,556)	$(341,831)	$(5,431)	$71,944	$3,566,007

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the nine months ended September 30, 2019

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
Net income			124,609			3,436	128,045
Other comprehensive loss					(13,367)		(13,367)
Common shares issued	34	328,340					328,374
Net share awards		10,565		6,654			17,219
Employee share purchase plan		1,213		594			1,807
Change in classification of deferred compensation plan		43,311	9,363				52,674
Conversion of operating partnership units		186				(186)	—
Cash distributions declared to equity holders ($2.40 per common share)			(238,091)			(4,208)	(242,299)
Other		44				180	224
Equity, September 30, 2019	$1,065	$4,538,422	$(599,615)	$(348,556)	$(6,438)	$72,903	$3,657,781

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended September 30, 2019

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, June 30, 2019	$1,065	$4,533,667	$(563,834)	$(348,480)	$(6,795)	$73,145	3,688,768
Net income			43,597			1,185	44,782
Other comprehensive income					357		357
Net share awards		4,625		(76)			4,549
Employee share purchase plan		57					57
Conversion of operating partnership units		71				(71)	—
Cash distributions declared to equity holders ($0.80 per common share)			(79,378)			(1,400)	(80,778)
Other		2				44	46
Equity, September 30, 2019	$1,065	$4,538,422	$(599,615)	$(348,556)	$(6,438)	$72,903	$3,657,781

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$98,198	$128,045
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	275,237	250,734
Gain on sale of land	(382)	—
Distributions of income from joint ventures	6,250	5,954
Equity in income of joint ventures	(5,909)	(5,954)
Share-based compensation	10,237	12,183
Settlement of forward interest rate swaps	—	(20,430)
Net change in operating accounts and other	29,653	37,903
Net cash from operating activities	$413,284	$408,435
Cash flows from investing activities
Development and capital improvements, including land	$(294,409)	$(300,661)
Acquisition of operating properties	—	(214,233)
Proceeds from sale of land	753	—
Increase in non-real estate assets	(6,126)	(13,793)
Other	1,693	(797)
Net cash from investing activities	$(298,089)	$(529,484)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$358,000	$1,167,000
Repayments on unsecured credit facility and other short-term borrowings	(402,000)	(1,167,000)
Repayment of notes payable	—	(440,103)
Proceeds from notes payable	743,103	593,409
Distributions to common shareholders and non-controlling interests	(249,223)	(236,489)
Proceeds from issuance of common shares	—	328,374
Payment of deferred financing costs	(1,036)	(6,009)
Other	1,994	1,189
Net cash from financing activities	$450,838	$240,371
Net increase in cash, cash equivalents, and restricted cash	566,033	119,322
Cash, cash equivalents, and restricted cash, beginning of period	27,499	43,603
Cash, cash equivalents, and restricted cash, end of period	$593,532	$162,925
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$589,614	$157,239
Restricted cash	3,918	5,686
Total cash, cash equivalents, and restricted cash, end of period	$593,532	$162,925
Supplemental information
Cash paid for interest, net of interest capitalized	$56,895	$49,793
Cash paid for income taxes	1,920	1,209
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	84,137	80,764
Value of shares issued under benefit plans, net of cancellations	19,538	18,388
Accrual associated with construction and capital expenditures	26,845	18,474
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	93	15,666
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of September 30, 2020, we owned interests in, operated, or were developing 174 multifamily properties comprised of 59,104 apartment homes across the United States. Of the 174 properties, nine properties were under construction as of September 30, 2020, and will consist of a total of 2,721 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of September 30, 2020, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of September 30, 2020, we held approximately 92% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2019 Annual Report on Form 10-K. Certain insignificant amounts in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2019 have been reclassified within cash flows from investing activities to conform to the current-year presentation. These reclassifications had no impact on our condensed consolidated cash flows from investing activities.
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
We recognized amortization expense related to in-place leases of approximately $0.3 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $9.1 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively. The amortization related to market leases for either the three or nine months ended September 30, 2020 or the three months ended September 30, 2019 were not material. We recognized approximately $0.1 million of amortization related to net below market leases for the nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, the weighted average amortization periods for in-place leases and net below market leases were approximately six months and seven months, respectively. During the three and nine months ended September 30, 2019, the weighted average amortization period for in-place net below market leases were approximately six months and five months, respectively.

Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including, but not limited to, market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three or nine months ended September 30, 2020 or 2019.
The value of our properties under development depends on market conditions, including estimates of the project cost and start date as well as estimates of demand for multifamily communities. We have reviewed market trends and other marketplace information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the impairment analyses, it is possible actual results could differ substantially from those estimated.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.4 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively, and was approximately $13.0 million and $9.9 million for the nine months ended September 30, 2020 and 2019, respectively. Capitalized real estate taxes were approximately $0.8 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and were approximately $3.7 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively.
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
In determining fair value, observable inputs reflect market data obtained from independent sources while unobservable inputs reflect our market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•Level 1:    Quoted prices for identical instruments in active markets.
•Level 2:    Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3:    Significant inputs to the valuation model are unobservable.
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
Financial Instrument Fair Value Disclosures. As of September 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts and presented as property revenues, which include rental revenue and revenue from amounts received under contractual terms for other services provided to our customers.
Property Revenues: We earn rental revenue from operating lease contracts for the use of dedicated spaces within owned assets, which is our only underlying asset class. We recognize rental revenues from these lease contracts on a straight-line basis over the applicable lease term, net of amounts related to lease contracts identified as uncollectible. We also earn revenues from amounts received under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees. These amounts received under contractual terms for other services are charged to our residents and recognized monthly as earned. Any identified uncollectible amounts related to individual lease contracts are presented as an adjustment to property revenue. Any renewal options of real estate lease contracts are considered a new, separate contract and will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
In April 2020, we announced Resident Relief Funds for our residents experiencing financial losses caused by COVID-19, which were intended to help impacted residents by providing immediate financial assistance for living expenses such as food, utilities, medical, insurance, childcare, and transportation. During the second quarter, the Resident Relief Funds paid approximately $10.4 million to approximately 8,200 Camden residents. Of this amount, approximately $9.1 million was paid to approximately 7,100 residents of our wholly-owned communities and recorded as a reduction of property revenues, and approximately $1.3 million was paid to approximately 1,100 residents of the operating communities owned by our unconsolidated joint ventures. For the amounts paid to residents of the operating communities owned by our unconsolidated joint ventures, we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we also made arrangements to defer payments over existing lease terms for many of our residents and tenants. For the deferred rent payment plans offered, we recognize property revenue on the existing straight-line basis over the remaining lease term and recognize any changes in payment through lease receivables, which is recorded in other assets, net, in our condensed consolidated balance sheet; any identified uncollectible amounts related to deferred amounts are presented as an adjustment to property revenue.

As of September 30, 2020, our average residential lease term was approximately fourteen months with all other commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2020	$258.5
2021	460.3
2022	6.6
2023	5.9
2024	5.0
Thereafter	33.4
Total	$769.7
Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.
Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan made to an unaffiliated third party. This note receivable matures on October 1, 2025. At both September 30, 2020 and December 31, 2019, the outstanding note receivable principal balance was approximately $7.9 million and the weighted average interest rate was approximately 7.0% for both the three and nine months ended September 30, 2020 and 2019, respectively. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We will provide for an allowance on our note receivable for expected losses if it becomes apparent conditions exist which may lead to our inability to collect all contractual amounts due. No allowance has been recognized on this note receivable as of September 30, 2020.
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
In April 2020, the FASB's staff issued a question and answer document ("Q&A") focused on the application of lease modification accounting as a result of COVID-19. The Q&A allows companies, assuming the total payments of modified leases are substantially the same as or less than the total payments of the existing lease, to elect to bypass a lease-by-lease analysis, and instead either apply the lease modification accounting framework or not. The election is to be applied consistently to leases with similar characteristics and similar circumstances. Having met the required criteria as defined in the Q&A, we elected to not account for concessions as lease modifications. As disclosed above, the cash payments provided to residents relating to the Resident Relief Funds of approximately $9.1 million was recognized as a reduction to property revenues during the second quarter of 2020. We also elected to account for all other concessions provided to our residents/tenants, which were primarily related to a change of timing of rent payments with no significant changes to total payments or term, as a deferred payment in which we continue to recognize property revenue on the existing straight-line basis over the remaining lease term and recognize any changes in payment through lease receivables, which is recorded in other assets, net, in our condensed consolidated balance sheet.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards, units convertible into common shares, and shares which could be settled under equity forward sales agreements. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sales agreement will be considered in our calculation for diluted earnings-per-share until settlement, using the treasury stock method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 2.0 million for each of the three and nine months ended September 30, 2020 and approximately 1.9 million for each of the three and nine months ended September 30, 2019. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$34,957	$43,597	$94,718	$124,609
Amount allocated to participating securities	(74)	(89)	(204)	(284)
Net income attributable to common shareholders – basic	$34,883	$43,508	$94,514	$124,325

Total earnings per common share – basic	$0.35	$0.44	$0.95	$1.27

Weighted average number of common shares outstanding – basic	99,419	98,959	99,372	98,259

Earnings per common share calculation – diluted
Net income attributable to common shareholders – diluted	$34,883	$43,508	$94,514	$124,325

Total earnings per common share – diluted	$0.35	$0.44	$0.95	$1.26

Weighted average number of common shares outstanding – basic	99,419	98,959	99,372	98,259
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	36	107	42	116
Weighted average number of common shares outstanding – diluted	99,455	99,066	99,414	98,375

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
The 2020 ATM program permits the use of forward sales agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. If we enter into a forward sale agreement, we expect the relevant forward purchasers will borrow from third parties and, through the relevant sales agent, acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). During the three months ended September 30, 2020 and through the date of this filing, we did not enter into any forward sale agreements nor were there any shares sold under the 2020 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under the 2020 ATM program.
In May 2017, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"). We terminated the 2017 ATM program in the second quarter of 2020 concurrently with the establishment of the 2020 ATM program, with shares with an offering price of $287.7 million remaining available for sale. Upon termination, no further common shares were available for sale under the 2017 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three and nine months ended September 30, 2020. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2020, we had approximately 97.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

5. Acquisitions and Dispositions
Asset Acquisition of Operating Properties. We did not acquire any operating properties during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we acquired one operating property comprised of 326 apartment homes located in Austin, Texas for approximately $120.4 million in May 2019 and one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million in February 2019.
Acquisition of Land. During the nine months ended September 30, 2020, we acquired approximately 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million in January 2020 for the future development of approximately 355 apartment homes. During the nine months ended September 30, 2019, we acquired approximately 11.6 acres of land in Tempe, Arizona for approximately $18.0 million in May 2019 for the future development of approximately 397 apartment homes and approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million in April 2019 for the future development of approximately 387 apartment homes.
Disposition of Land. During the nine months ended September 30, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million in March 2020 and recognized a gain of $0.4 million. We did not sell any land during the nine months ended September 30, 2019.

6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). As of September 30, 2020, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. In March 2015, we completed the formation of the third fund with an unaffiliated third party for additional multifamily investments of up to $450 million. In June 2019, we amended the third fund's agreement to, among other things, reduce the investments from $450 million to approximately $360 million and increase our ownership interest from 20% to 40%. This third fund did not own any properties as of September 30, 2020 or 2019. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	September 30, 2020	December 31, 2019
Total assets	$697.3	$685.0
Total third-party debt	507.2	496.9
Total equity	155.5	153.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Total revenues (1)	$32.7	$33.3	$95.8	$98.5
Net income	4.3	4.4	11.7	12.3
Equity in income (2)(3)	2.2	2.1	5.9	6.0
(1)Total revenues for the nine months ended September 30, 2020 includes approximately $1.3 million of Resident Relief Funds payments which was recorded as a reduction to property revenues.
(2)Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
(3)Equity in income for the nine months ended September 30, 2020 includes our ownership interest of the Resident Relief Funds payments of approximately $0.4 million.
The Funds have been funded in part with secured third-party debt and, as of September 30, 2020, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.9 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $5.7 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	September 30, 2020	December 31, 2019
Commercial banks
1.15% Term Loan, due 2022	$99.8	$99.7
Unsecured credit facility	—	44.0
	$99.8	$143.7

Senior unsecured notes
3.15% Notes, due 2022	$348.5	$348.0
5.07% Notes, due 2023	248.8	248.4
4.36% Notes, due 2024	249.2	249.0
3.68% Notes, due 2024	248.3	248.0
3.74% Notes, due 2028	397.1	396.7
3.67% Notes, due 2029 (1)	594.1	593.7
2.91% Notes, due 2030	743.4	—
3.41% Notes, due 2049	296.6	296.6
	$3,126.0	$2,380.4

Total notes payable (2)	$3,225.8	$2,524.1
(1)    The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2) Unamortized debt discounts and debt issuance costs of $24.2 million and $19.9 million are included in senior unsecured and secured notes payable as of September 30, 2020 and December 31, 2019, respectively.
We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six month periods and may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2020 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2020, we had no borrowings outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $10.2 million, leaving approximately $889.8 million available under our credit facility.
In April 2020, we issued $750 million aggregate principal amount of 2.80% senior unsecured notes due May 15, 2030 (the "2030 Notes") under our then-existing shelf registration statement. The 2030 Notes were offered to the public at 99.929% of their face amount with a stated rate of 2.80%. We received net proceeds of approximately $743.1 million, net of underwriting discounts and other estimated offering expenses. After giving effect to net underwriting discounts and other estimated offering expenses, the effective annual interest rate on the 2030 Notes is approximately 2.91%. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15, beginning November 15, 2020. We may redeem the 2030 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2030 Notes within three months of the maturity date, the redemption price will equal 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2030 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. We used the proceeds from the offering of the 2030 Notes to repay outstanding balances on our unsecured line of credit and intend to use the remaining balance for general corporate purposes which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital where appropriate.
We had outstanding floating rate debt of approximately $99.8 million and $99.7 million at September 30, 2020 and 2019, respectively. The weighted average interest rate on such debt was approximately 1.2% and 3.1% for the nine months ended September 30, 2020 and 2019, respectively.
Our indebtedness had a weighted average maturity of approximately 8.5 years at September 30, 2020. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at September 30, 2020:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2020 (4)	$98.9	1.2%
2021	(3.6)	—
2022	346.4	3.2
2023	247.3	5.1
2024	497.9	4.0
Thereafter	2,038.9	3.4
Total	3,225.8	3.5%
(1)Includes all available extension options.
(2)Includes amortization of debt discounts and debt issuance costs.
(3)Includes the effects of the applicable settled forward interest rate swaps.
(4)Includes the $100.0 million term loan due in 2022. In October 2020, we entered into a $40.0 million term loan due in 2022 and repaid the $100.0 million term loan due 2022. See below for further discussion.
In October 2020, we entered into a $40 million two-year unsecured floating rate term loan with an unrelated third party. The interest rate on the term loan is based on LIBOR plus a base rate. Also in October 2020, we used the net proceeds from the $40 million term loan together with cash on hand to repay the $100.0 million unsecured term loan which was scheduled to mature in 2022.
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
In connection with the issuance of our 3.74% Notes due 2028 in October 2018, we settled an aggregate of $400.0 million forward interest rate swap designated hedges resulting in a cash receipt of approximately $15.9 million which was recorded in accumulated other comprehensive income on our condensed consolidated balance sheets and will be recognized over the 10-year life of the issued debt as an adjustment to interest expense. In connection with the issuance of our 3.67% Notes due 2029 in June 2019, we settled all of our remaining outstanding forward interest rate swaps with a total notional value of $300.0 million resulting in a net cash payment of approximately $20.4 million. Amounts in other comprehensive income associated with the settled forward interest rate swaps of our 3.67% Notes will be reclassified to interest expense through 2026. As of September 30, 2020, the net amount we expect to be reclassified into earnings in the next 12 months as an increase to interest expense is approximately $1.3 million. At September 30, 2020 and 2019, we had no designated hedges outstanding.
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2020 and 2019:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Interest Rate Swaps	$—	$—	Interest expense	$(0.3)	$(0.3)
The table below presents the effect of our derivative financial instruments in the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2020 and 2019:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Interest Rate Swaps	$—	$(13.0)	Interest expense	$(1.0)	$0.5

9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of September 30, 2020, there were approximately 7.0 million common shares available under the 2018 Share Plan, which would result in approximately 2.0 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.

Total compensation cost for share awards charged against income was approximately $3.6 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $11.4 million and $13.3 million for the nine months ended September 30, 2020 and 2019, respectively. Total capitalized compensation costs for share awards were approximately $0.8 million for each of the three months ended September 30, 2020 and 2019, and approximately $2.6 million for each of the nine months ended September 30, 2020.
A summary of activity under our share incentive plans for the nine months ended September 30, 2020 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2019	264,654	$90.44
Granted	180,332	113.56
Vested	(196,446)	95.12
Forfeited	(9,079)	103.51
Total nonvested share awards outstanding at September 30, 2020	239,461	$103.52
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
The weighted average fair value of share awards granted during the nine months ended September 30, 2020 and 2019 was $113.56 per share and $98.78 per share, respectively. The total fair value of shares vested during the nine months ended September 30, 2020 and 2019 was approximately $18.7 million and $25.5 million, respectively. At September 30, 2020, the unamortized value of previously issued unvested share awards was approximately $16.1 million which is expected to be amortized over the next two years.
10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Change in assets:
Other assets, net	$(14,559)	$(12,358)
Change in liabilities:
Accounts payable and accrued expenses	11,527	26,691
Accrued real estate taxes	32,748	19,236
Other liabilities	(1,193)	1,867
Other	1,130	2,467
Change in operating accounts and other	$29,653	$37,903

11. Commitments and Contingencies
Construction Contracts. As of September 30, 2020, we estimate the total additional cost to complete the eight consolidated projects currently under construction to be approximately $383.7 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
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
Lease Commitments. Substantially all of our lessee operating leases recorded in our condensed consolidated balance sheets are related to office facility leases. Rental expense totaled approximately $1.1 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $3.2 million for each of the nine months ended September 30, 2020 and 2019. We had no significant changes to our lessee lease commitments for the nine months ended September 30, 2020. The following is a summary of our maturities of our lease liabilities as of September 30, 2020:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2020	$0.9
2021	3.3
2022	2.9
2023	2.7
2024	2.8
Thereafter	2.1
Less: discount for time value	(1.6)
Lease liability as of September 30, 2020	$13.1
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2020 and 2019 as income tax expense. Income taxes for the three and nine months ended September 30, 2020 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2020.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The legislation was intended to support the economy during COVID-19 with technical corrections, or temporary modifications, to certain of the provisions of the Tax Cut and Jobs Act. These changes are not expected to have a material impact on our consolidated financial statements.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2020				December 31, 2019
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$119.4	$—	$—	$119.4	$151.8	$—	$—	$151.8
(1)Approximately $37.2 million and $18.0 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any asset acquisitions of operating properties or impairments during the nine months ended September 30, 2020.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2020 and December 31, 2019, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	September 30, 2020		December 31, 2019
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,126.0	$3,490.8	$2,380.4	$2,533.5
Floating rate notes payable (1)	99.8	99.4	143.7	143.8
(1)Includes balances outstanding under our unsecured credit facility at December 31, 2019.

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
For a discussion of risks and actions taken in response to the coronavirus pandemic, see “The ongoing COVID-19 pandemic and measures intended to prevent its spread and the impact has and continues to have a material adverse effect on our business, results of operations, cash flows, and financial condition” under Item 1A, “Risk Factors.” Factors which may cause our actual results or performance to differ materially or be further amplified by the coronavirus pandemic (COVID-19) from those contemplated by forward-looking statements include, but are not limited to, the following:

•The ongoing COVID-19 pandemic and measures intended to prevent its spread and the impact has and continues to have a material adverse effect on our business, results of operations, cash flows, and financial condition;
•Volatility in capital and credit markets, or other unfavorable changes in economic conditions, either nationally or regionally in one or more of the markets in which we operate, could adversely impact us;
•Short-term leases expose us to the effects of declining market rents;
•Competition could limit our ability to lease apartments or increase or maintain rental income;
•We face risks associated with land holdings and related activities;
•Development, redevelopment and construction risks could impact our profitability;
•Investments through joint ventures and investment funds involve risks not present in investments in which we are the sole investor;
•Competition could adversely affect our ability to acquire properties;
•Our acquisition strategy may not produce the cash flows expected;
•Changes in rent control or rent stabilization laws and regulations could adversely affect our operations and property value;
•Failure to qualify as a REIT could have adverse consequences;
•Tax laws have recently changed and may continue to change at any time, and any such legislative or other actions could have a negative effect on us;
•Litigation risks could affect our business;
•Damage from catastrophic weather and other natural events could result in losses;
•The implementation of future enhancements to our new enterprise resource planning system could interfere with our business and operations;
•A cybersecurity incident and other technology disruptions could negatively impact our business;
•We have significant debt, which could have adverse consequences;
•Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;
•Issuances of additional debt may adversely impact our financial condition;
•We may be unable to renew, repay, or refinance our outstanding debt;
•We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined;
•Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our shareholders, and decrease our share price, if investors seek higher yields through other investments;
•Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;
•Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;

•Our share price will fluctuate; and
•The form, timing and amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.

These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of September 30, 2020, we owned interests in, operated, or were developing 174 multifamily properties comprised of 59,104 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
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
Additionally, our property revenues and expenses have been and will likely continue to be impacted by COVID-19. For the three months ended September 30, 2020, we collected approximately 99.4% of our scheduled rents, none of our scheduled rents entered into a current deferred rent arrangement, and approximately 0.6% of our scheduled rents were delinquent. As of October 27, 2020, our October collections are approximately 98.1% of scheduled rents, none of our scheduled rents entered into a current deferred rent arrangement, and approximately 1.9% are delinquent.
Consolidated Results
Net income attributable to common shareholders decreased approximately $8.6 million and $29.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019.
During the three months ended September 30, 2020, we incurred approximately $0.4 million of directly-related COVID-19 expenses at our operating properties. During the nine months ended September 30, 2020, we incurred a COVID-19 related impact of approximately $14.8 million. The amounts during the nine months ended September 30, 2020, were comprised of $9.5 million related to the Resident Relief Funds which were established in April 2020. Of this amount, approximately $9.1 million was paid to residents at our wholly-owned communities and approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we incurred approximately $4.5 million of COVID-19 expenses at our operating properties, which included $2.8 million of bonuses paid to on-site employees who have provided essential services during the pandemic and $1.7 million in other directly-related COVID-19 expenses. During the nine months ended September 30, 2020, we also incurred approximately $0.8 million related to the Employee Relief Fund we established to help our employees impacted by COVID-19, which was recorded within general and administrative expenses.
In addition to the COVID-19 related expenses discussed above, the decrease during the three months ended September 30, 2020 was also due to higher depreciation expense of $4.8 million, higher interest expense of approximately $3.5 million, and a decrease of approximately $1.7 million in property operations, as compared to the same period in 2019. These decreases for the three months ended September 30, 2020 were partially offset by a $0.7 million increase in net fee and asset management income, an approximate $0.5 million increase in interest and other income, and a decrease of approximately $0.7 million of general and administrative expenses, as compared to the same period in 2019.
In addition to the COVID-19 related expenses discussed above, the decrease during the nine months ended September 30, 2020 was also due to higher depreciation expense of approximately $24.5 million and higher interest expense of approximately $6.9 million, as compared to the same period in 2019. These decreases for the nine months ended September 30, 2020 were partially offset by approximately $12.0 million of increases in property operations, an approximate $2.9 million increase in net fee and asset management income, a $0.5 million increase in interest and other income, a $0.4 million decrease in general and administrative expenses, and approximately $0.4 million gain on sale of land as compared to the same period in 2019.
Property Operations
Our results for the three and nine months ended September 30, 2020 reflect an increase in same store revenues of 0.8% and 1.5%, respectively, as compared to the same periods in 2019. The increase for the three and nine months ended September 30, 2020 was primarily due to higher average rental rates, which we believe was primarily attributable to our focus on high-growth markets, favorable demographics, a manageable supply of new multifamily housing, and in part to more individuals choosing to rent versus buy as evidenced by the continued low level homeownership rate. The increase during the three and nine months ended September 30, 2020 was partially offset by the impact of COVID-19.
Challenges within the multifamily industry have surfaced due to COVID-19. Factors adversely affecting demand for and rents received from our multifamily communities have since become more intense and pervasive across the United States. Overall weak consumer confidence, high unemployment, fears of a prolonged recession, and government-imposed moratoriums on our ability to collect rents or evict non-paying tenants, among other factors, have also persisted through the date of this filing. Based on our belief these conditions may become more pervasive and may not improve quickly, we could have a decline in property revenues during the remainder of fiscal year 2020.
Construction Activity
At September 30, 2020, we had a total of nine projects under construction to be comprised of 2,721 apartment homes, including one development project to be comprised of 234 apartment homes owned by one of our discretionary investment funds (the "Funds") in which we have a 31.3% ownership interest. Initial occupancies of these nine projects are currently scheduled to occur within the next 27 months. Excluding the project owned by one of the Funds, we estimate the total additional cost to complete the construction of the eight consolidated projects is approximately $383.7 million. The locations of these projects may currently or in the future be subject to “shelter in place,” “stay at home,” or other similar orders adopted by state and local authorities in response to COVID-19. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.
Other
In April 2020, we issued $750.0 million of 2.80%, senior unsecured notes due May 2030 at an effective annual interest rate of 2.91% under our then-existing shelf registration statement.
In May 2020, Camden's Chairman and CEO, and Executive Vice Chairman, each agreed to voluntarily reduce the amount of their respective annual bonus (cash or shares) which may be awarded in the future by $500,000. The aggregate $1.0 million compensation reduction served as a contribution to the Resident Relief Funds and to the Employee Relief Fund.
In June 2020, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $362.7 million (the "2020 ATM program").
In October 2020, we entered into a $40.0 million two-year unsecured floating rate term loan with an unrelated third party and used the net proceeds, together with cash on hand, to repay our $100.0 million unsecured term loan which was scheduled to mature in 2022.
Future Outlook
Subject to market conditions as described above, we intend to continue to seek opportunities to develop new communities and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.

As of September 30, 2020, we had approximately $589.6 million in cash and cash equivalents and $889.8 million available under our $900 million unsecured credit facilities. As of September 30, 2020 and through the date of this filing, we also had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under our 2020 ATM program. As discussed above, subsequent to quarter-end, we repaid $100.0 million term loan and do not have any debt maturing through the year ending 2021. Additionally, as of September 30, 2020 and through the date of this filing, 100% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2020		December 31, 2019
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,572	27	9,301	26
Washington, D.C. Metro	6,862	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	3,686	12
Austin, Texas	3,686	11	3,686	11
Orlando, Florida	3,594	10	3,594	10
Raleigh, North Carolina	3,240	9	3,240	9
Charlotte, North Carolina	3,104	14	3,104	14
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,663	7	2,658	7
Denver, Colorado	2,632	8	2,632	8
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	56,383	165	56,107	164
Properties Under Construction
Phoenix, Arizona	740	2	343	1
Charlotte, North Carolina	387	1	—	—
Atlanta, Georgia	366	1	366	1
Orlando, Florida	360	1	360	1
Houston, Texas	234	1	505	2
Southeast Florida	269	1	269	1
Denver, Colorado	233	1	233	1
San Diego/Inland Empire, California	132	1	132	1
Total Properties Under Construction	2,721	9	2,208	8
Total Properties	59,104	174	58,315	172

	September 30, 2020		December 31, 2019
	Apartment Homes	Properties	Apartment Homes	Properties
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas (2)	2,756	9	2,756	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,247	22	7,247	22
Total Properties Fully Consolidated	51,857	152	51,068	150
(1)Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.
(2)Includes a property under development owned by one of the Funds. See communities under construction below for details.
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended September 30, 2020, stabilization was achieved at one consolidated operating property as follows:

($ in millions) Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Camden North End I
Phoenix, AZ	441	1Q19	3Q20
Completed Construction in Lease-Up
At September 30, 2020, we had one consolidated completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 10/27/2020	Date of Construction Completion	Estimated Date of Stabilization
Camden Downtown I
Houston, TX	271	$131.2	39%	3Q20	4Q21
(1)Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our condensed consolidated balance sheet at September 30, 2020 included approximately $522.7 million related to properties under development and land. Of this amount, approximately $433.5 million related to our projects currently under construction. In addition, we had approximately $89.2 million invested primarily in land held for future development related to projects we currently expect to begin construction.
Communities Under Construction. At September 30, 2020, we had eight consolidated properties and one unconsolidated property held by one of the Funds, in various stages of construction as follows:

($ in millions) Property and Location (1)	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden RiNo (2)
Denver, CO	233	$79.0	$78.3	$26.5	4Q20	2Q21
Camden North End II (3)
Phoenix, AZ	343	90.0	63.9	63.9	1Q22	3Q22
Camden Lake Eola
Orlando, FL	360	125.0	112.2	112.2	2Q21	2Q22
Camden Buckhead
Atlanta, GA	366	160.0	99.4	99.4	1Q22	3Q22
Camden Hillcrest
San Diego, CA	132	95.0	55.8	55.8	4Q21	3Q22
Camden Atlantic
Plantation, FL	269	100.0	30.6	30.6	4Q22	4Q23
Camden Tempe II
Tempe, AZ	397	115.0	26.2	26.2	3Q23	1Q25
Camden NoDa
Charlotte, NC	387	105.0	18.9	18.9	3Q23	1Q25
Total	2,487	$869.0	$485.3	$433.5
(1)The locations of these projects may currently or in the future be subject to “shelter in place,” “stay at home,” or similar orders adopted by state and local authorities in response to COVID-19. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.
(2)Property in lease-up and was 40% leased at October 27, 2020.
(3)Property in lease-up and was 1% leased at October 27, 2020.

Unconsolidated Community Under Construction
Camden Cypress Creek II (1)
Cypress, TX	234	$38.0	$31.8	$14.6	4Q20	4Q21
(1)Property owned through an unconsolidated joint venture in which we own a 31.3% interest. This property is in lease-up and was 33% leased as of October 27, 2020.
Development Pipeline Communities. At September 30, 2020, we had the following consolidated multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Arts District
Los Angeles, CA	354	$150.0	$32.0
Camden Paces III
Atlanta, GA	350	100.0	16.6
Camden Downtown II
Houston, TX	271	145.0	11.9
Camden Cameron Village
Raleigh, NC	355	115.0	20.3
Camden Highland Village II
Houston, TX	300	100.0	8.4
Total	1,630	$610.0	$89.2
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment. In addition, the locations of these projects may currently or in the future be subject to “shelter in place,” “stay at home,” or similar orders adopted by state and local authorities in response to COVID-19. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average monthly property revenue per apartment home (1)	$1,802	$1,781	$1,771	$1,755
Annualized total property expenses per apartment home (2)	$8,223	$7,694	$8,010	$7,595
Weighted average number of operating apartment homes owned 100%	49,158	48,801	49,081	48,441
Weighted average occupancy of operating apartment homes owned 100%	95.3%	96.2%	95.3%	96.0%
(1)Average monthly property revenue per apartment home for the nine months ended September 30, 2020, includes approximately $9.1 million of Resident Relief Funds paid to residents at our wholly-owned communities who have experienced financial losses caused by COVID-19 and was recorded as a reduction to property revenues.
(2)Annualized total property expenses per apartment home includes approximately $0.4 million and $4.5 million of directly-related COVID-19 expenses incurred at our operating properties for the three and nine months ended September 30, 2020, respectively.
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
Reconciliations of net income to NOI for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$36,220	$44,782	$98,198	$128,045
Less: Fee and asset management income	(2,542)	(2,139)	(7,449)	(5,849)
Less: Interest and other income	(1,948)	(1,485)	(2,602)	(2,114)
Less: Income on deferred compensation plans	(5,071)	(780)	(1,646)	(14,992)
Plus: Property management expense	5,894	6,154	18,360	18,904
Plus: Fee and asset management expense	1,018	1,316	2,681	4,022
Plus: General and administrative expense	12,726	13,458	40,350	40,027
Plus: Interest expense	24,265	20,719	67,454	60,538
Plus: Depreciation and amortization expense	90,575	85,814	275,237	250,734
Plus: Expense on deferred compensation plans	5,071	780	1,646	14,992
Less: Gain on sale of land	—	—	(382)	—
Less: Equity in income of joint ventures	(2,154)	(2,133)	(5,909)	(5,954)
Plus: Income tax expense	615	313	1,476	709
Net operating income	$164,669	$166,799	$487,414	$489,062
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and nine months ended September 30, 2020 as compared to the same periods in 2019:

($ in thousands)	Apartment Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2020	2020	2019	$	%	2020	2019	$	%
Property revenues:
Same store communities	43,710	$230,257	$228,389	$1,868	0.8%	$685,548	$675,407	$10,141	1.5%
Non-same store communities	5,389	33,224	27,704	5,520	19.9	99,400	75,948	23,452	30.9
Development and lease-up communities	2,758	615	—	615	*	996	—	996	*
Resident Relief Funds	—	—	—	—	—	(9,074)	—	(9,074)	*
Dispositions/other	—	1,625	4,579	(2,954)	(64.5)	5,413	13,645	(8,232)	(60.3)
Total property revenues	51,857	$265,721	$260,672	$5,049	1.9%	$782,283	$765,000	$17,283	2.3%
Property expenses:
Same store communities	43,710	$85,520	$81,703	$3,817	4.7%	$247,870	$242,170	$5,700	2.4%
Non-same store communities	5,389	13,152	10,291	2,861	27.8	38,121	28,360	9,761	34.4
Development and lease-up communities	2,758	969	11	958	*	1,735	13	1,722	*
COVID-19 expenses	—	444	—	444	*	4,540	—	4,540	*
Dispositions/other	—	967	1,868	(901)	(48.2)	2,603	5,395	(2,792)	(51.8)
Total property expenses	51,857	$101,052	$93,873	$7,179	7.6%	$294,869	$275,938	$18,931	6.9%
Property NOI:
Same store communities	43,710	$144,737	$146,686	$(1,949)	(1.3)%	$437,678	$433,237	$4,441	1.0%
Non-same store communities	5,389	20,072	17,413	2,659	15.3	61,279	47,588	13,691	28.8
Development and lease-up communities	2,758	(354)	(11)	(343)	*	(739)	(13)	(726)	*
COVID-19 Related Impact	—	(444)	—	(444)	*	(13,614)	—	(13,614)	*
Dispositions/other	—	658	2,711	(2,053)	(75.7)	2,810	8,250	(5,440)	(65.9)
Total property NOI	51,857	$164,669	$166,799	$(2,130)	(1.3)%	$487,414	$489,062	$(1,648)	(0.3)%
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
Same Store Analysis
Same store property NOI decreased approximately $1.9 million for the three months ended September 30, 2020 and increased approximately $4.4 million for the nine months ended September 30, 2020, as compared to the same periods in 2019.
The $1.9 million decrease in same store property NOI for the three months ended September 30, 2020 was primarily due to an increase in property expenses of approximately $3.8 million which was partially offset by an increase of approximately $1.9 million in same store property revenues, as compared to the same period in 2019.
The $3.8 million increase in same store property expenses during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to higher real estate taxes of approximately $2.6 million as a result of increased property valuations at a number of our communities and lower property tax refunds, higher property insurance expenses of approximately $0.9 million, higher salary expenses of approximately $0.7 million, and higher utility expenses of approximately $0.2 million. The increase for the three months ended September 30, 2020 was partially offset by approximately $0.6 million lower repairs and maintenance and general administrative expenses, as compared to the same period in 2019.
The $1.9 million increase in same store property revenues during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an approximate $1.8 million or 1.0% increase in average rental rates, approximately $1.0 million higher net reletting and other rental income, an approximate $0.9 million increase in income from our bulk internet and other utility rebilling programs, and an increase of approximately $0.4 million related to fee and other income. These increases for the three months ended September 30, 2020 were partially offset by lower occupancy of approximately $1.1 million and higher bad debt expense of approximately $1.1 million due in part to COVID-19.
The $4.4 million increase in same store property NOI for the nine months ended September 30, 2020 was primarily due to an increase of approximately $10.1 million in same store property revenues which was partially offset by an increase of approximately $5.7 million same store property expenses, as compared to the same period in 2019.
The $10.1 million increase in same store property revenues during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an approximate $12.9 million or 2.2% increase in average rental rates, of which approximately $6.2 million was recognized during the first quarter of 2020 primarily due to a 3.3% first quarter increase in average rental rates. The increase during the nine months ended September 30, 2020 was also due to an approximately $2.5 million increase in income from our bulk internet and other utility rebilling programs, and an approximate $2.4 million higher net reletting and other rental income. These increases for the nine months ended September 30, 2020 were partially offset by lower occupancy of approximately $2.6 million, higher bad debt expense of approximately $4.1 million due in part to COVID-19, and a decrease of approximately $1.0 million related to fee and other income due to waived late and other fees during COVID-19.
The $5.7 million increase in same store property expenses during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to higher salary expenses of approximately $2.2 million, higher real estate taxes of approximately $1.9 million as a result of increased property valuations at a number of our communities, higher property insurance of approximately $1.3 million, and higher utilities of approximately $1.1 million. The increase for the nine months ended September 30, 2020 was partially offset by approximately $0.8 million lower repairs and maintenance and general administrative expenses, as compared to the same period in 2019.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $2.3 million and $12.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These increases were comprised of increases from non-same store communities of approximately $2.7 million and $13.6 million and partially offset by decreases from development and lease-up communities of approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increases in property revenues and expenses from our non-same store communities were primarily due to the acquisition of four operating properties during 2019, four operating properties reaching stabilization during 2019 and two operating properties reaching stabilization during the nine months ended September 30, 2020. The slight decreases in property NOI from our development and lease-up communities were primarily due to the timing of completion and partial lease-up of one development property during the three and nine months ended September 30, 2020.

The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended September 30, 2020 as compared to 2019	For the nine months ended September 30, 2020 as compared to 2019

Property Revenues:
Revenues from acquisitions	$4.8	$18.4
Revenues from non-same store stabilized properties	0.7	4.7
Revenues from development and lease-up properties	0.6	1.0
Other	—	0.3
	$6.1	$24.4
Property Expenses:
Expenses from acquisitions	$2.2	$8.1
Expenses from non-same store stabilized properties	0.3	0.9
Expenses from development and lease-up properties	0.9	1.7
Other	0.4	0.8
	$3.8	$11.5
Property NOI:
NOI from acquisitions	$2.6	$10.3
NOI from non-same store stabilized properties	0.4	3.8
NOI from development and lease-up properties	(0.3)	(0.7)
Other	(0.4)	(0.5)
	$2.3	$12.9
COVID-19 Related Impact Analysis
The COVID-19 Related Impact was approximately $0.4 million and $13.6 million for the three and nine months ended September 30, 2020, respectively. The impact for the three months ended September 30, 2020 related to approximately $0.4 million of directly-related COVID-19 expenses incurred at our operating properties.
The COVID-19 Related Impact for the nine months ended September 30, 2020 was due to the Resident Relief Funds and COVID-19 directly-related expenses. In April 2020, we announced two Resident Relief Funds for our residents experiencing financial losses caused by COVID-19. During the three months ended June 30, 2020, we paid approximately $9.1 million to approximately 7,100 residents of our wholly-owned communities which was recorded as a reduction of property revenues. During the nine months ended September 30, 2020, we also incurred approximately $4.5 million of directly-related COVID-19 expenses at our operating properties, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and approximately $1.7 million of other directly-related COVID-19 expenses.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $2.1 million and $5.4 million for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. These decreases were primarily due to the disposition of two consolidated operating properties in the fourth quarter of 2019. We had no operating property dispositions during the nine months ended September 30, 2020. These decreases were also due to higher amounts identified as uncollectible related to our retail tenants during the three and nine months ended September 30, 2020, which was due in part to COVID-19.

Non-Property Income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Fee and asset management	$2,542	$2,139	$403	18.8%	$7,449	$5,849	$1,600	27.4%
Interest and other income	1,948	1,485	463	31.2	2,602	2,114	488	23.1
Income on deferred compensation plans	5,071	780	4,291	*	1,646	14,992	(13,346)	*
Total non-property income	$9,561	$4,404	$5,157	117.1%	$11,697	$22,955	$(11,258)	(49.0)%
*    Not a meaningful percentage.
Fee and asset management income, which represents income related to property management of our joint ventures and fees from third-party construction projects, increased approximately $0.4 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These increases were primarily due to higher fees earned related to increased construction and development activity for one property held by one of the Funds which was under construction, and an increase in third-party construction activity during the three and nine months ended September 30, 2020 as compared to the same periods in 2019.
Our deferred compensation plans recognized income of approximately $5.1 million and $0.8 million during the three months ended September 30, 2020 and 2019, respectively, and income of approximately $1.6 million and $15.0 million during the nine months ended September 30, 2020 and 2019, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Property management	$5,894	$6,154	$(260)	(4.2)%	$18,360	$18,904	$(544)	(2.9)%
Fee and asset management	1,018	1,316	(298)	(22.6)	2,681	4,022	(1,341)	(33.3)
General and administrative	12,726	13,458	(732)	(5.4)	40,350	40,027	323	0.8
Interest	24,265	20,719	3,546	17.1	67,454	60,538	6,916	11.4
Depreciation and amortization	90,575	85,814	4,761	5.5	275,237	250,734	24,503	9.8
Expense on deferred compensation plans	5,071	780	4,291	*	1,646	14,992	(13,346)	*
Total other expenses	$139,549	$128,241	$11,308	8.8%	$405,728	$389,217	$16,511	4.2%
*    Not a meaningful percentage.
    Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These decreases were primarily related to lower travel expenses during the three and nine months ended September 30, 2020 as compared to the same periods in 2019. Property management expenses were 2.2% and 2.4% of total property revenues for the three months ended September 30, 2020 and 2019, respectively, and were 2.3% and 2.5% of total property revenues for the nine months ended September 30, 2020 and 2019, respectively.
Fee and asset management expense from property management, asset management, construction, and development activities of our joint ventures and our third-party projects decreased approximately $0.3 million and $1.3 million for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. These decreases were primarily due to lower discretionary spending incurred in managing our joint ventures and construction activities during the three and nine months ended September 30, 2020 as compared to the same periods in 2019.
General and administrative expense decreased by approximately $0.7 million for the three months ended September 30, 2020 and increased by approximately $0.3 million for the nine months ended September 30, 2020, as compared to the same periods in 2019. The decrease during the three months ended September 30, 2020 was primarily due to a decrease in professional fee expenses, as well as lower travel and other discretionary expenses. The increase during the nine months ended September 30, 2020 was primarily due to approximately $0.8 million of COVID-19 related expenses, higher salary and benefit costs, and higher information technology costs as compared to the same periods in 2019. These increases during the nine months ended September 30, 2020 were partially offset by lower incentive compensation expense in 2020 due to decreased amortization relating to accelerated vesting for employees reaching retirement eligibility during the nine months ended September 30, 2020. Excluding income on deferred compensation plans, general and administrative expenses were 4.7% and 5.1% of total revenues for the three months ended September 30, 2020 and 2019, respectively, and were 5.1% and 5.2% of total revenues for the nine months ended September 30, 2020 and 2019, respectively.
Interest expense increased approximately $3.5 million and $6.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These increases were primarily due to the issuance of $300 million, 3.41% senior unsecured notes in October 2019, and the issuance of $750 million, 2.91% senior unsecured notes in April 2020. The increase during the nine months ended September 30, 2020 was also due to the issuance of $600 million, 3.67% senior unsecured notes in June 2019. These increases were partially offset by the redemption of our $250 million, 4.78% senior unsecured notes due 2021, and the prepayment of an approximate $45.3 million, 4.38% secured conventional mortgage note in October 2019. These increases were also partially offset by higher capitalized interest during the three and nine months ended September 30, 2020 resulting from higher average balances in our development pipeline and decreases in interest expense recognized on our term loan due to lower rates during the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The increase during the nine months ended September 30, 2020 was further offset by the repayment of approximately $439.3 million of secured conventional mortgage debt with a weighted average interest rate of 5.2% in the first quarter of 2019 and a decrease in interest expense recognized on our unsecured credit facility due to lower balances outstanding during the nine months ended September 30, 2020 as compared to the same period in 2019.
Depreciation and amortization expense increased approximately $4.8 million and $24.5 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These increases were primarily due to the acquisition of four operating properties in 2019, the completion of units in our development pipeline, the completion of repositions, and the partial completion of redevelopments during 2020 and 2019. These increases were partially offset by a decrease in depreciation expense related to the disposition of two operating properties in December 2019.
Our deferred compensation plans recognized expenses of approximately $5.1 million and $0.8 million during the three months ended September 30, 2020 and 2019, respectively, and expenses of approximately $1.6 million and $15.0 million during the nine months ended September 30, 2020 and 2019, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2020	2019	$	%	2020	2019	$	%
Gain on sale of land	$—	$—	$—	100.0%	$382	$—	$382	100.0%
Equity in income of joint ventures	$2,154	$2,133	$21	1.0%	$5,909	$5,954	$(45)	(0.8)%
Income tax expense	$(615)	$(313)	$(302)	96.5%	$(1,476)	$(709)	$(767)	108.2%
During the nine months ended September 30, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of approximately $0.4 million.
Equity in income of joint ventures was relatively flat for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. The slight increase during the three months ended September 30, 2020 was primarily due to an increase in earnings from the operating properties owned by the Funds as a result of lower interest expense due to lower weighted average interest rates on variable rate debt. The increase was partially offset by a decrease in earnings due to the sale of one operating property by one of the Funds in December 2019. The slight decrease during the nine months ended September 30, 2020 was primarily due to approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which we recognized our ownership interest of $0.4 million in equity in income of joint ventures. The decrease in earnings during the nine months ended September 30, 2020 was also due to the sale of one operating property by one of the Funds in December 2019, and was partially offset by lower interest expense recognized by operating properties owned by the Funds due to lower weighted average interest rates on variable rate debt during the nine months ended September 30, 2020 as compared to the same period in 2019.
Income tax expense increased approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. These increases were primarily due to an increase in state and local taxes and an increase in taxable income related to higher third-party construction activities conducted in a taxable REIT subsidiary.

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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Funds from operations
Net income attributable to common shareholders (1)	$34,957	$43,597	$94,718	$124,609
Real estate depreciation and amortization	87,974	83,437	267,985	244,908
Adjustments for unconsolidated joint ventures	2,404	2,245	6,933	6,736
Income allocated to non-controlling interests	1,276	1,225	3,661	3,549
Funds from operations	$126,611	$130,504	$373,297	$379,802

Less: recurring capitalized expenditures	(22,299)	(20,242)	(55,906)	(51,063)
Adjusted funds from operations	$104,312	$110,262	$317,391	$328,739

Weighted average shares – basic	99,419	98,959	99,372	98,259
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	36	107	42	116
Common units	1,748	1,753	1,748	1,754
Weighted average shares – diluted	101,203	100,819	101,162	100,129
(1)Net income attributable to common shareholders includes an approximate $0.4 million and $14.8 million COVID-19 Related Impact for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, we incurred approximately $0.4 million of COVID-19 directly-related expenses at our operating communities. The total COVID-19 Related Impact for the nine months ended September 30, 2020, was comprised of $9.5 million related to the Resident Relief Funds which were established in April 2020. Of this amount, approximately $9.1 million was paid to residents at our wholly-owned communities and approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we incurred approximately $4.5 million of COVID-19 expenses at our operating communities, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.7 million in other directly-related COVID-19 expenses. We also incurred approximately $0.8 million related to the Employee Relief Fund we established to help our employees impacted by COVID-19.

Liquidity and Capital Resources
Financial Condition and Sources of Liquidity
We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to identify and capitalize on investment opportunities as they become available. We intend to maintain what management believes is a conservative capital structure by:
•extending and sequencing the maturity dates of our debt where practicable;
•managing interest rate exposure using what management believes to be prudent levels of fixed and floating rate debt;
•maintaining what management believes to be conservative coverage ratios; and
•using what management believes to be a prudent combination of debt and equity.

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.2 and 6.7 for the three and nine months ended September 30, 2020, respectively, and was approximately 7.2 times for each of the three and nine months ended September 30, 2019. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. All of our consolidated properties were unencumbered at September 30, 2020 and approximately 98.9% of our consolidated properties were unencumbered at September 30, 2019. Our weighted average maturity of debt was approximately 8.5 years at September 30, 2020.
Our primary sources of liquidity are cash and cash equivalents and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:
•normal recurring operating expenses;
•current debt service requirements;
•recurring and non-recurring capital expenditures;
•reposition expenditures;
•funding of property developments, redevelopments, acquisitions, and joint venture investments; and
•the minimum dividend payments required to maintain our REIT qualification under the Code.
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
Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2020 and 2019:

Net cash from operating activities was approximately $413.3 million during the nine months ended September 30, 2020 as compared to approximately $408.4 million for the same period in 2019. The increase was primarily due to a $20.4 million settlement of forward interest rate swaps we paid in June 2019 and was partially offset by a decrease in the amount of cash received in operating accounts primarily due to the timing of payments to vendors during the nine months ended September 30, 2020 as compared to the same period in 2019.

Net cash used in investing activities during the nine months ended September 30, 2020 totaled approximately $298.1 million as compared to $529.5 million during the same period in 2019. Cash outflows during the nine months ended September 30, 2020 primarily related to amounts paid for property development and capital improvements of approximately $294.4 million, and increases in non-real estate assets of $6.1 million. Cash outflows during the nine months ended September 30, 2019 primarily related to amounts paid for property development and capital improvements of approximately $300.7 million, the acquisition of two operating properties located in Scottsdale, Arizona and Austin, Texas for approximately $214.2 million, and increases in non-real estate assets of $13.8 million. The slight decrease in property development and capital improvements for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the acquisition of two development properties in 2019 as compared to one development property in 2020, the timing and completion of three consolidated operating properties during 2019 and the nine months ended September 30, 2020, and the completion of repositions at several of our operating properties. The property development and capital improvements during the nine months ended September 30, 2020 and 2019, included the following:

	Nine Months Ended September 30,
(in millions)	2020	2019
Expenditures for new development, including land	$159.0	$162.3
Capital expenditures	61.2	58.1
Reposition expenditures	35.6	47.1
Capitalized interest, real estate taxes, and other capitalized indirect costs	25.2	18.6
Redevelopment expenditures	13.4	14.6
Total	$294.4	$300.7
Net cash from financing activities totaled approximately $450.8 million for the nine months ended September 30, 2020 as compared to $240.4 million during the same period in 2019. Cash inflows during the nine months ended September 30, 2020 primarily related to net proceeds of approximately $743.1 million from the issuance of $750.0 million senior unsecured notes in April 2020. These cash inflows during 2020 were partially offset by $249.2 million used for the distributions to common shareholders and non-controlling interest holders, and net payments of $44.0 million of borrowings from our unsecured line of credit. Cash inflows during the nine months ended September 30, 2019 primarily related to net proceeds of approximately $593.4 million from the issuance of $600.0 million senior unsecured notes in June 2019, as well as net proceeds of approximately $328.4 million from the issuance of approximately 3.4 million common shares through an underwritten equity offering completed in February 2019. These cash inflows during 2019 were partially offset by the repayment of approximately $439.3 million of secured conventional mortgage debt, as well as $236.5 million used for the distributions to common shareholders and non-controlling interest holders.

Financial Flexibility

We have a $900 million unsecured credit facility which matures in  March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2020 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2020, we had no borrowings outstanding on our credit facility and we had outstanding letters of credit totaling approximately $10.2 million, leaving approximately $889.8 million available under our credit facility.
In June 2020, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $362.7 million (the "2020 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2020 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. There were no shares sold under the 2020 ATM program in the quarter ended September 30, 2020 and no shares have been sold through the date of this filing. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under the 2020 ATM program.

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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. In April 2020, we issued $750 million of senior unsecured notes due May 15, 2030 under our then-existing shelf registration statement. In October 2020, we entered into a $40.0 million two-year unsecured floating rate term loan with an unrelated third party. Also in October 2020, we used the net proceeds from the $40.0 million term loan together with cash on hand to repay the $100.0 million unsecured term loan which was scheduled to mature in 2022. As of the date of this filing, we do not have any debt maturing through the year ending 2021. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
We currently estimate the additional cost to complete the construction of eight consolidated projects to be approximately $383.7 million. Of this amount, we expect to incur costs between approximately $50 million and $70 million during the remainder of 2020 and to incur the remaining costs during 2021 through 2023. Additionally, during the remainder of 2020, we expect to incur costs between approximately $10 million and $13 million related to repositions and revenue enhancing expenditures, between approximately $1 million to $4 million related to additional redevelopment expenditures and between approximately $20 million to $23 million related to additional recurring capital expenditures. The locations of many of these projects may currently or in the future be subject to “shelter in place,” “stay at home,” or similar orders adopted by state and local authorities in response to COVID-19. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In September 2020, our Board of Trust Managers declared a quarterly dividend of $0.83 per common share to our common shareholders of record as of September 30, 2020. The quarterly dividend was subsequently paid on October 16, 2020, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2020, our annualized dividend rate would be $3.32 per share or unit.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At September 30, 2020, our unconsolidated joint ventures had outstanding debt of approximately $507.2 million. As of September 30, 2020, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.
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
Recent Accounting Pronouncements. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," in the notes to Condensed Consolidated Financial Statements for further discussion of recent accounting pronouncements issued or adopted during the nine months ended September 30, 2020.

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
The impact of the COVID-19 pandemic and measures to prevent its spread has negatively impacted and could continue to negatively impact our businesses in a number of ways, including our residents’ ability or willingness to pay rents and the demand for multifamily communities within the markets we operate. In some cases, we have and may continue to restructure residents’ rent obligations, and have not and may, in the future, not do so on terms as favorable to us as those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may continue to expand and extend certain measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations. The restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which has adversely impacted and could continue to adversely impact our rental rate and occupancy levels.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended September 30, 2020.

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

3.1	First Amendment to Fourth Amended and Restated Bylaws of Camden Property Trust (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed on April 9, 2020 (File No. 1-12110).)
4.1	Form of Camden Property Trust 2.800% Note due 2030. (Incorporated herein by reference to Exhibit 4.5 to Form 8-K filed by Camden Property Trust on April 21, 2020 (File No. 1-12110).)
4.2	Form of Camden Property Trust 2.800% Note due 2030. (Incorporated herein by reference to Exhibit 4.6 to Form 8-K filed by Camden Property Trust on April 21, 2020 (File No. 1-12110).)
10.1	Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and BofA Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))
10.2	Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))
10.3	Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))
10.4	Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))
10.5	Form of Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on June 4, 2020 (File No. 1-12110))
*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 31, 2020

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 31, 2020

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	October 30, 2020
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer