Form 10-K
period 2020-12-31
CAMDEN PROPERTY TRUST
filed 2021-02-18
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $8,830,473,560 based on a June 30, 2020 share price of $91.22.
On February 11, 2021, 97,562,909 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 13, 2021 are incorporated by reference in Part III.

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
Narrative Description of Business
As of December 31, 2020, we owned interests in, operated, or were developing 174 multifamily properties comprised of 59,104 apartment homes across the United States. Of the 174 properties, seven properties were under construction and will consist of a total of 2,254 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
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
We try to maximize capital appreciation of our properties by investing in markets characterized by conditions favorable to multifamily property appreciation. These markets generally feature the following:

•Strong economic growth leading to household formation and job growth, which in turn should support higher demand for our apartments; and
•An attractive quality of life, which may lead to higher demand and retention for our apartments and allow us to more readily increase rents.
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
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring resident satisfaction, increasing rents as market conditions allow, maximizing rent collections (subject to restrictions of applicable law), maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type such that lease expirations are matched to each property's seasonal rental patterns. We generally offer average lease terms of approximately fourteen months with individual property marketing plans structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely response to residents' changing needs and a high level of satisfaction.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships, including limited liability companies, through which we own an indirect economic interest in less than 100% of the community or land owned by the joint venture or partnership. We account for three investment funds (collectively, the "Funds") utilizing the equity method of accounting. As of December 31, 2020, we had two discretionary investment funds, which are closed to future investments, and a third fund which we formed in March 2015 and, as amended, may be utilized for future multifamily investments of up to $360 million. See Note 8, “Investments in Joint Ventures,” and Note 14, “Commitments and Contingencies,” in the notes to the Consolidated Financial Statements for further discussion of our investments in joint ventures.
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
Human Capital Management
Purpose and Culture. We strive to differentiate ourselves by our culture and talent. How we manage our human capital is critical to how we deliver on our strategy and create sustained growth and value for our shareholders. Our purpose is to improve the lives of our team members, customers and shareholders, one experience at a time. We recognize a great culture is foundational to the success of this vision. Key components in managing our human capital are listed below.
Camden's Values. We care deeply about our employees, our residents, and the local communities in which we live, work, and play. We are committed to maintaining a high-trust work environment that attracts, retains, and rewards the best and brightest people. We believe our workplace reflects Camden’s nine core values: Customer Focused; People Driven; Team Players; Lead by Example; Results Oriented; Work Smart; Always Do the Right Thing; Act with Integrity; and Have Fun. We believe these values cultivate an environment of respect, fairness, diversity, and fun for all.
A Great Place to Work. In addition to our core values, we are committed to creating a great working environment which fosters the well-being, health and happiness of all associates. We believe our team members are given meaningful opportunities to provide feedback and effect change. We are proud of our culture and the recognition we have received as a great place to work, including being named on the list as one of the 100 Best Companies to Work For® by FORTUNE magazine for 13 consecutive years, most recently ranking #18.

Compensation and Benefits. We provide high-quality health benefits and compensation to competitively compensate all employees for their contributions to Camden. We are passionate about promoting a healthy lifestyle at Camden and are proud to offer valuable and inclusive benefits. We have formal programs intended to positively impact team members such as healthcare, rent discounts, education allowances, and scholarships for children of our employees.
Training and Development. Our mission, vision and values are also incorporated into our employee training and development programs. One of our most cherished mantras is “Never Stop Learning.” We encourage team members to discover their strengths and cultivate new interests. We offer tuition assistance to team members working to earn industry designations from various organizations. We also support team members who continue their education at an accredited educational institution through our Education Assistance Program. In addition to these programs, we also help employees improve their personal and professional lives through training, coaching and mentoring. CamdenU, our in-house learning center, is available to all employees and offers over 8,000 courses in subjects such as leadership, management, fair housing and compliance, and health and safety training. In addition to formal training, Camden’s mentoring program supports its newest employees by pairing them with an experienced employee to facilitate their on-boarding process and immerse them in Camden’s culture.
Diversity, Equity, and Inclusion. We believe a great workplace fosters an environment where all employees can thrive and grow, and where differences are both encouraged and celebrated. Each Camden team member brings unique skills, experiences and perspectives to Camden, and we continue to promote and encourage diversity, equity and inclusion throughout our organization. Our commitment is to promote a diverse organization which is reflective of our residents and communities. We believe these efforts are socially responsible, foundational to Camden’s success, and essential to delivering on our purpose to improve the lives of our team members, customers and shareholders, one experience at a time.
At December 31, 2020, we had approximately 1,700 employees, including executive, administrative, and community personnel. Camden embraces all team members as full and valued members of the organization. Together we innovate and collaborate with the goal of delivering consistently strong business results. Our continued commitment to furthering diversity, equity, and inclusion initiatives has resulted in our workforce at Camden reflecting a broad base of talent, with true diversity amongst our team members in aspects of gender, generation, and ethnicity.
Qualification as a Real Estate Investment Trust
As of December 31, 2020, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, with the exception of our taxable REIT subsidiaries, we will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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
Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

•risks associated with the COVID-19 pandemic, as discussed below;
•local conditions, such as an oversupply of apartments or other housing available for rent, or a reduction in demand for apartments in the area;
•declines in the financial condition of our residents, which may make it more difficult for us to collect rents from some residents;

•declines in market rental rates;
•low mortgage interest rates and home pricing, making alternative housing more affordable;
•government or builder incentives which enable home buyers to put little or no money down, making alternative housing options more attractive;
•regional economic downturns, including, but not limited to, business layoffs, downsizing and increased unemployment, which may impact one or more of our geographical markets; and
•increased operating costs, if these costs cannot be passed through to our residents.
Short-term leases expose us to the effects of declining market rents.
Our apartment leases are generally for a term of fourteen months or less. As these leases typically permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
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
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land, and may in the future acquire additional land, in our development pipeline at a cost we may not be able to fully recover or at a cost which may preclude us from developing a profitable multifamily community. If there are subsequent changes in the fair market value of our land holdings which is less than the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income.
Risks Associated with Our Operations
The ongoing COVID-19 pandemic and measures intended to prevent its spread and impact have and continue to have a material adverse effect on our business, results of operations, cash flows, and financial condition.
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
The impact of the COVID-19 pandemic and measures to prevent its spread has negatively impacted and could continue to negatively impact our businesses in a number of ways, including our residents’ ability or willingness to pay rents and the demand for multifamily communities within the markets we operate. In some cases, we have and may continue to restructure residents’ rent obligations, which may be on terms not as favorable to us as those currently in place. In the event of resident nonpayment, default, or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may continue to expand and extend certain measures imposing restrictions on our ability to enforce contractual rental obligations upon our residents and tenants. The restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which has adversely impacted and could continue to adversely impact our rental rate and occupancy levels.
For the safety of our employees as a result of COVID-19, we have also directed most of our personnel to work remotely and we have generally restricted on-site staff to only those personnel who perform essential activities which must be completed on-site. Our increased reliance on personnel working remotely pose challenges for our employees and our IT systems and extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including cybersecurity and IT systems management risks, any of which could adversely impact our business operations.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you conditions will not continue to deteriorate as a result of the pandemic. In addition, the deterioration of economic conditions as a result of the pandemic may ultimately further decrease occupancy levels and market rents across our portfolio as residents reduce or defer their spending.
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
Moreover, many of the other risk factors described within this Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic and the responses to curb its spread.
Development, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, redevelop and construct multifamily apartment communities for our portfolio. In 2021, we expect to incur costs between approximately $220 million and $240 million related to the construction of seven consolidated projects. Additionally, during 2021, we expect to incur costs between approximately $65 million and $75 million related to the start of new development activities, between approximately $58 million and $62 million related to repositions and revenue enhancing expenditures of existing properties and between approximately $70 million and $74 million of additional recurring capital expenditures. Our development, redevelopment and construction activities may also be exposed to a number of risks which may delay timely completion, increase our construction costs and/or decrease our profitability, including the following:

•"shelter in place," "stay at home," or similar orders adopted by state and local authorities in response to COVID-19, which may require us to temporarily cease construction and have other adverse effects;
•inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations;
•disruptions in the supply of materials or labor, increased materials and labor costs, problems with contractors or subcontractors, or other costs including those costs due to errors and omissions which occur in the design or construction process;
•inability to obtain financing with favorable terms;
•inability to complete construction and lease-up of a community on schedule;
•forecasted occupancy and rental rates may differ from the actual results; and
•the incurrence of costs related to the abandonment of development opportunities which we have pursued and subsequently deemed unfeasible.
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
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks including, but not limited to, the possibility the other joint venture partner may have business goals which are inconsistent with ours, possess the ability to take or force action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement. We account for three investment funds (collectively, the "Funds") utilizing the equity method of accounting. As of December 31, 2020, we had two discretionary investment funds, and in March 2015, we completed the formation of a third fund with an unaffiliated third party which has not owned any properties since its formation. The risks associated with our Funds, which we manage as the general partner and advisor, include, but are not limited to, the following:
•one of our wholly-owned subsidiaries is the general partner of the Funds and has unlimited liability for the third-party debts, obligations, and liabilities of the Funds pursuant to partnership law;
•investors in the Funds (other than us) may remove our subsidiary as the general partner of the Funds with or without cause and the Funds’ advisory boards, by a majority vote of their members, may remove our subsidiary as the general partner of the Funds at any time for cause;
•while we have broad discretion to manage the Funds and make investment decisions on behalf of the Funds, the investors or the Funds' advisory boards must approve certain matters, and as a result we may be unable to make certain investments or implement certain decisions on behalf of the Funds which we consider beneficial;
•our ability to dispose of all or a portion of our investments in the Funds is subject to significant restrictions; and
•we may be liable if the Funds fail to comply with various tax or other regulatory matters.
Our acquisition strategy may not produce the cash flows expected.
We may acquire additional operating properties on a selective basis. Our acquisition activities are subject to a number of risks including, but not limited to, the following:

•we may not be able to successfully integrate acquired properties into our existing operations;
•our estimates of the costs, if any, of repositioning or redeveloping the acquired property may prove inaccurate;
•the expected occupancy, rental rates and operating expenses may differ from the actual results;
•we may not be able to obtain adequate financing; and
•we may not be able to identify suitable candidates on terms acceptable to us and may not achieve expected returns or other benefits as a result of integration challenges, such as personnel and technology.
Changes in rent control or rent stabilization laws and regulations could adversely affect our operations and property values.
Certain states and local municipalities have recently adopted rent control or rent stabilization laws and regulations, imposing restrictions on amounts of rent increases which may be charged.  There are a number of additional states and local municipalities in which we operate also considering or being urged by advocacy groups to consider imposing rent control or rent stabilization laws and regulations.  Such laws and regulations could limit our ability to increase rents, charge certain fees, evict residents, or recover increases in our operating expenses and could make it more difficult to dispose of properties in certain circumstances. The terms of laws and regulations recently enacted, future laws and regulations which may be enacted, as well as any lawsuits against us arising from such issues, could have a significant adverse impact on our results of operations and could reduce the value of our operating properties.
Failure to qualify as a REIT could have adverse consequences.

We may not continue to qualify as a REIT in the future and the Internal Revenue Service may challenge our qualification as a REIT for prior years. If we fail to qualify as a REIT in any taxable year we may be subject to federal and state income taxes for such year. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years and may be subject to federal and state income taxes in those years as well. This may also impair our ability to expand our business and raise capital which may adversely affect the value of our common shares.

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
Tax laws may continue to change at any time and any such legislative or other actions could have a negative effect on us.
    Tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service, the U.S. Department of Treasury, and by various state and local tax authorities. Future changes in tax laws including administrative interpretations, enacted tax rates, or new pronouncements relating to accounting for income taxes could adversely affect us in a number of ways, including making it more difficult or more costly for us to qualify as a REIT.
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
Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All of these third parties face potential risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of these parties' information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us which could have a material adverse effect on our financial condition or results of operations.
Risks Associated with Our Indebtedness and Financing
We have significant debt, which could have adverse consequences.
As of December 31, 2020, we had outstanding debt of approximately $3.2 billion. This indebtedness could have adverse consequences including but not limited to, the following:
•our vulnerability to general adverse economic and industry conditions is increased; and
•our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.
Our unsecured credit facility and the indenture under which our unsecured debt was issued contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date which could adversely affect our liquidity and increase our financing costs.
Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders.
Substantially all of our income is derived from rental and other income from our multifamily communities. As a result, our performance depends in large part on our ability to collect rent from residents, which could be negatively affected by a number of factors including, but not limited to, the following:

•delay in resident lease commencements;
•decline in occupancy;
•failure of residents to make rental payments when due;
•the attractiveness of our properties to residents and potential residents;
•our ability to adequately manage and maintain our communities;
•competition from other available apartments and housing alternatives;
•changes in market rents;
•increases in operating expenses; and
•changes in governmental regulations such as eviction moratoriums, rent control, or stabilization laws regulating rental housing.
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
We have an unsecured credit facility and an unsecured term loan bearing interest at variable rates on all amounts drawn. We may incur mortgage debt or other additional variable rate debt in the future. Increases in interest rates would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow, net income, and cash available for payment of our debt obligations and distributions to shareholders.
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
Moody’s, Fitch, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of A3 with stable outlook, A- with stable outlook, and A- with stable outlook, respectively, on our senior unsecured debt as of December 31, 2020. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
Our unsecured credit facility and unsecured term loan are indexed to the London Interbank Offered Rate ("LIBOR"). Many market participants anticipate that in the near future LIBOR will cease being a widely used benchmark interest rate and may cease being published altogether. To address the potential for LIBOR’s cessation, the Federal Reserve Board and the Federal Reserve Bank of New York (FRBNY), in coordination with multiple other regulators and large industry participants, convened the Alternative Reference Rates Committee (“ARRC”). The ARRC has identified the Secured Overnight Financing Rate (SOFR) as the preferred successor rate for LIBOR. We are closely monitoring the progress of the phase-out of LIBOR and incorporating relatively standardized fallback language into our LIBOR-indexed debt documents for transitioning to an alternative index (which is defined to be the index that becomes generally used by lenders and other market participants) and a spread adjustment mechanism to prevent lenders from receiving a lower rate upon transition. There is significant uncertainty with respect to how the phase-out will be implemented and what alternative index will be adopted, which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. These changes may have a material adverse impact on the availability of financing and on our financing costs.
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
General Risk Factors
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
The market price and trading volume of our common shares are subject to fluctuation due to general market conditions, the risks discussed in this report and other matters, including, but not limited to, the following:

•operating results which vary from the expectations of securities analysts and investors;
•investor interest in our property portfolio;
•the reputation and performance of REITs;
•the attractiveness of REITs as compared to other investment vehicles;
•the results of our financial condition and operations;
•the perception of our growth and earnings potential;
•minimum dividend requirements;
•increases in market interest rates, which may lead purchasers of our common shares to demand a higher yield; and
•changes in financial markets and national and regional economic and general market conditions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Properties
Our properties typically consist of mid-rise buildings or two and three story buildings in a landscaped setting, as well as high-rise buildings, and provide residents with a variety of amenities common to multifamily rental properties.
Operating Properties (including properties held through unconsolidated joint ventures)
The 167 operating properties in which we owned interests and operated at December 31, 2020 averaged 959 square feet of living area per apartment home. For the year ended December 31, 2020, no single operating property accounted for greater than 1.5% of our total revenues. Our stabilized operating properties had a weighted average occupancy rate of approximately 95% and 96% for the years ended December 31, 2020 and 2019, respectively, and an average monthly rental revenue per apartment home of $1,599 and $1,562 for the same periods, respectively. Our average resident lease terms are approximately fourteen months. At December 31, 2020, 150 of our operating properties had over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2016-2020	20
2011-2015	23
2006-2010	35
2001-2005	31
1996-2000	42
Prior to 1996	16

Property Table
The following table sets forth information with respect to our 167 operating properties at December 31, 2020:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2020 Average Occupancy (1)	2020 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Chandler	2016	1,146	380	96.2%	$1,535
Camden Copper Square	2000	786	332	95.3	1,262
Camden Foothills	2014	1,032	220	95.9	1,754
Camden Legacy	1996	1,067	428	96.0	1,469
Camden Montierra	1999	1,071	249	96.1	1,477
Camden North End I (3)	2019	921	441	95.7	1,618
Camden Old Town Scottsdale	2016	892	316	95.5	1,760
Camden Pecos Ranch	2001	949	272	96.3	1,271
Camden San Marcos	1995	984	320	96.1	1,420
Camden San Paloma	1993/1994	1,042	324	95.6	1,425
Camden Sotelo	2008/2012	1,303	170	95.5	1,600
Camden Tempe (4)	2015	1,033	234	95.3	1,583
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	97.4	2,147
Camden Glendale	2015	893	307	93.7	2,447
Camden Harbor View (5)	2004	981	547	94.8	2,606
Camden Main and Jamboree	2008	1,011	290	95.4	2,164
Camden Martinique	1986	795	714	95.8	1,890
Camden Sea Palms	1990	891	138	96.8	2,171
The Camden	2016	767	287	93.0	3,070
San Diego/Inland Empire
Camden Landmark	2006	982	469	95.7	1,709
Camden Old Creek	2007	1,037	350	96.8	2,279
Camden Sierra at Otay Ranch	2003	962	422	94.9	2,120
Camden Tuscany	2003	895	160	94.1	2,654
Camden Vineyards	2002	1,053	264	96.9	1,848
COLORADO
Denver
Camden Belleview Station	2009	888	270	95.0	1,548
Camden Caley	2000	921	218	96.2	1,547
Camden Denver West	1997	1,015	320	96.0	1,852
Camden Flatirons	2015	960	424	95.6	1,700
Camden Highlands Ridge	1996	1,149	342	96.6	1,824
Camden Interlocken	1999	1,002	340	95.3	1,723
Camden Lakeway	1997	932	451	95.7	1,648
Camden Lincoln Station	2017	844	267	95.2	1,619
Camden RiNo (6)	2020	828	233	Lease-up	1,929

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2020 Average Occupancy (1)	2020 Average Monthly Rental Rate per Apartment (2)
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	96.8%	$1,767
Camden College Park	2008	942	508	96.6	1,655
Camden Dulles Station	2009	977	382	96.4	1,869
Camden Fair Lakes	1999	1,056	530	96.5	1,916
Camden Fairfax Corner	2006	934	489	96.3	2,000
Camden Fallsgrove	2004	996	268	96.4	1,856
Camden Grand Parc	2002	672	105	93.6	2,601
Camden Lansdowne	2002	1,006	690	97.2	1,735
Camden Largo Town Center	2000/2007	1,027	245	97.1	1,721
Camden Monument Place	2007	856	368	96.1	1,711
Camden NoMa	2014	769	321	95.5	2,267
Camden NoMa II	2017	759	405	95.2	2,361
Camden Potomac Yard (5)	2008	832	378	94.3	2,092
Camden Roosevelt	2003	856	198	93.7	2,941
Camden Russett	2000	992	426	97.2	1,556
Camden Shady Grove	2018	877	457	95.7	1,798
Camden Silo Creek	2004	975	284	97.4	1,724
Camden South Capitol (7)	2013	821	281	95.6	2,348
Camden Washingtonian	2018	870	365	96.2	1,791
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	95.3	1,982
Camden Boca Raton	2014	843	261	95.3	1,976
Camden Brickell (5)	2003	937	405	93.6	2,140
Camden Doral	1999	1,120	260	96.8	1,952
Camden Doral Villas	2000	1,253	232	96.7	2,112
Camden Las Olas (5)	2004	1,043	420	94.7	2,110
Camden Plantation	1997	1,201	502	96.9	1,721
Camden Portofino	1995	1,112	322	97.2	1,799
Orlando
Camden Hunter’s Creek	2000	1,075	270	96.0	1,478
Camden Lago Vista	2005	955	366	95.6	1,365
Camden LaVina	2012	969	420	96.1	1,378
Camden Lee Vista	2000	937	492	95.3	1,343
Camden North Quarter	2016	806	333	94.4	1,552
Camden Orange Court	2008	817	268	94.8	1,370
Camden Thornton Park	2016	920	299	87.9	1,781
Camden Town Square	2012	983	438	95.4	1,408
Camden Waterford Lakes (7)	2014	971	300	95.6	1,461
Camden World Gateway	2000	979	408	96.2	1,409
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	96.1	1,281

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2020 Average Occupancy (1)	2020 Average Monthly Rental Rate per Apartment (2)
Camden Montague	2012	972	192	97.1%	$1,362
Camden Pier District	2016	989	358	94.8	2,547
Camden Preserve	1996	942	276	94.5	1,492
Camden Royal Palms	2006	1,017	352	96.2	1,279
Camden Visconti (7)	2007	1,125	450	95.3	1,436
Camden Westchase Park	2012	992	348	97.1	1,470
GEORGIA
Atlanta
Camden Brookwood	2002	916	359	95.1	1,462
Camden Buckhead Square	2015	827	250	95.5	1,568
Camden Creekstone	2002	990	223	96.9	1,408
Camden Deerfield	2000	1,187	292	95.5	1,469
Camden Dunwoody	1997	1,007	324	96.4	1,392
Camden Fourth Ward	2014	844	276	96.6	1,749
Camden Midtown Atlanta	2001	935	296	96.4	1,551
Camden Paces	2015	1,408	379	95.1	2,643
Camden Peachtree City	2001	1,027	399	96.1	1,355
Camden Phipps (7)	1996	1,016	234	95.8	1,600
Camden Shiloh	1999/2002	1,143	232	96.2	1,343
Camden St. Clair	1997	999	336	96.5	1,396
Camden Stockbridge	2003	1,009	304	97.3	1,200
Camden Vantage	2010	901	592	94.2	1,480
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,048	400	95.4	1,303
Camden Cotton Mills	2002	905	180	94.5	1,502
Camden Dilworth	2006	857	145	92.2	1,497
Camden Fairview	1983	1,036	135	95.2	1,223
Camden Foxcroft	1979	940	156	95.2	1,100
Camden Foxcroft II	1985	874	100	96.7	1,222
Camden Gallery	2017	743	323	95.0	1,606
Camden Grandview	2000	1,059	266	96.7	1,713
Camden Grandview II (3)	2019	2,241	28	95.1	3,401
Camden Sedgebrook	1999	972	368	96.1	1,172
Camden South End	2003	878	299	95.4	1,502
Camden Southline (7)	2015	831	266	95.2	1,610
Camden Stonecrest	2001	1,098	306	95.7	1,358
Camden Touchstone	1986	899	132	97.2	1,117
Raleigh
Camden Asbury Village (7)	2009	1,009	350	96.2	1,281
Camden Carolinian (6)	2017	1,118	186	Lease-Up	2,338
Camden Crest	2001	1,014	438	96.9	1,109
Camden Governor’s Village	1999	1,046	242	97.3	1,165

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2020 Average Occupancy (1)	2020 Average Monthly Rental Rate per Apartment (2)
Camden Lake Pine	1999	1,066	446	96.9%	$1,222
Camden Manor Park	2006	966	484	96.1	1,218
Camden Overlook	2001	1,061	320	95.6	1,317
Camden Reunion Park	2000/2004	972	420	95.4	1,108
Camden Westwood	1999	1,027	354	93.6	1,171
TEXAS
Austin
Camden Amber Oaks (7)	2009	862	348	96.9	1,159
Camden Amber Oaks II (7)	2012	910	244	95.8	1,228
Camden Brushy Creek (7)	2008	882	272	96.3	1,233
Camden Cedar Hills	2008	911	208	96.3	1,354
Camden Gaines Ranch	1997	955	390	96.8	1,501
Camden Huntingdon	1995	903	398	95.1	1,230
Camden La Frontera	2015	901	300	96.0	1,283
Camden Lamar Heights	2015	838	314	94.9	1,559
Camden Rainey Street	2016	873	326	92.0	2,106
Camden Shadow Brook (7)	2009	909	496	96.6	1,221
Camden Stoneleigh	2001	908	390	96.5	1,342
Dallas/Fort Worth
Camden Addison	1996	942	456	95.0	1,279
Camden Belmont	2010/2012	946	477	94.9	1,482
Camden Buckingham	1997	919	464	95.5	1,269
Camden Centreport	1997	912	268	96.4	1,235
Camden Cimarron	1992	772	286	95.9	1,265
Camden Design District (7)	2009	939	355	94.9	1,427
Camden Farmers Market	2001/2005	932	904	94.9	1,380
Camden Henderson	2012	966	106	96.2	1,551
Camden Legacy Creek	1995	831	240	96.8	1,330
Camden Legacy Park	1996	870	276	95.3	1,319
Camden Panther Creek (7)	2009	946	295	96.3	1,310
Camden Riverwalk (7)	2008	989	600	95.9	1,492
Camden Valley Park	1986	743	516	95.7	1,109
Camden Victory Park	2016	861	423	95.4	1,696
Houston
Camden City Centre	2007	932	379	93.4	1,504
Camden City Centre II	2013	869	268	92.5	1,496
Camden Cypress Creek I (7)	2009	993	310	95.0	1,347
Camden Cypress Creek II (6) (7)	2020	950	234	Lease-up	1,356
Camden Downs at Cinco Ranch (7)	2004	1,075	318	95.5	1,294
Camden Downtown I (6)	2020	1,052	271	Lease-Up	2,647
Camden Grand Harbor (7)	2008	959	300	95.8	1,206
Camden Greenway	1999	861	756	94.1	1,394
Camden Heights (7)	2004	927	352	93.7	1,536

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2020 Average Occupancy (1)	2020 Average Monthly Rental Rate per Apartment (2)
Camden Highland Village	2014/2015	1,175	552	86.3%	$2,297
Camden Holly Springs	1999	934	548	95.2	1,243
Camden McGowen Station	2018	1,004	315	90.7	2,025
Camden Midtown	1999	844	337	91.9	1,509
Camden Northpointe (7)	2008	940	384	95.9	1,163
Camden Oak Crest	2003	870	364	94.5	1,145
Camden Park	1995	866	288	95.7	1,116
Camden Plaza	2007	915	271	94.6	1,609
Camden Post Oak	2003	1,200	356	95.0	2,443
Camden Royal Oaks	2006	923	236	94.0	1,385
Camden Royal Oaks II	2012	1,054	104	97.1	1,620
Camden Spring Creek (7)	2004	1,080	304	94.8	1,242
Camden Stonebridge	1993	845	204	95.2	1,125
Camden Sugar Grove	1997	921	380	95.8	1,207
Camden Travis Street	2010	819	253	93.5	1,472
Camden Vanderbilt	1996/1997	863	894	90.4	1,404
Camden Whispering Oaks	2008	936	274	95.4	1,258
Camden Woodson Park (7)	2008	916	248	93.7	1,201
Camden Yorktown (7)	2008	995	306	94.0	1,188
(1)Represents the average physical occupancy for the year except as noted.
(2)The average monthly rental rate per apartment incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.
(3)Development property stabilized during 2020 - the average occupancy was calculated from the date at which the occupancy exceeded 90% through December 31, 2020.
(4)Property formerly known as Camden Hayden.
(5)Property completed redevelopment as of December 31, 2020.
(6)Property under lease-up at December 31, 2020.
(7)Property owned through an unconsolidated joint venture in which we own a 31.3% interest. The remaining interest is owned by an unaffiliated third-party.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CPT." As of February 11, 2021, there were approximately 321 shareholders of record and 56,658 beneficial owners of our common shares.
In the first quarter of 2021, the Company's Board of Trust Managers declared a first quarter dividend of $0.83 per common share to our common shareholders of record as of March 31, 2021. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2021, our annualized dividend rate for 2021 would be $3.32.
The following graph assumes the investment of $100 on December 31, 2015 and quarterly reinvestment of dividends, including a special dividend of $4.25 paid in September 2016.

Camden Property Trust
Total Return Performance
Index Value
225
200
175
150
125
100
75
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
CPT
FTSE NAREIT Equity
S&P 500
Russell 2000

(Source: S&P Global Market Intelligence)

Index	2016	2017	2018	2019	2020
Camden Property Trust	$119.23	$135.11	$133.74	$166.11	$162.29
FTSE NAREIT Equity	108.52	114.19	108.91	137.23	126.25
S&P 500	111.96	136.40	130.42	171.49	203.04
Russell 2000	121.31	139.08	123.76	155.35	186.36

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
The 2020 ATM program permits the use of forward sales agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. If we enter into a forward sale agreement, we expect the relevant forward purchasers will borrow from third parties and, through the relevant sales agent, acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). During the year ended December 31, 2020 and through the date of this filing, we did not enter into any forward sale agreements nor were there any shares sold under the 2020 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under the 2020 ATM program.
In May 2017, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"). During the year ended December 31, 2019, we issued approximately 0.2 million common shares under the 2017 ATM program for a total net consideration of approximately $24.8 million. We did not sell any shares under the 2017 ATM Program during the year ended December 31, 2018, or through the period in 2020 before it was terminated. We terminated the 2017 ATM program in the second quarter of 2020 concurrently with the establishment of the 2020 ATM program, with shares with an offering price of $287.7 million remaining available for sale. Upon termination, no further common shares were available for sale under the 2017 ATM program.
See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. There were no repurchases under this program for the years ended December 31, 2019 or 2020 or through the date of this filing. During the year ended December 31, 2018, we repurchased 3,222 common shares for approximately $0.3 million. The remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million as of the date of this filing.
Item 6. Reserved
N/A.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. Historical results and trends which might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.
Discussion of our year-to-date comparisons between 2020 and 2019 is presented below. Year-to-date comparisons between 2019 and 2018 can be found in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
•The ongoing COVID-19 pandemic and measures intended to prevent its spread and impact have and continue to have a material adverse effect on our business, results of operations, cash flows, and financial condition;
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
•Failure to qualify as a REIT could have adverse consequences;
•Tax laws may continue to change at any time and any such legislative or other actions could have a negative effect on us;
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
•The form, timing and amount of dividend distributions in future periods may vary and be impacted by economic and other considerations;
•Competition could adversely affect our ability to acquire properties;
•Litigation risks could affect our business;
•Damage from catastrophic weather and other natural events could result in losses; and
•Our share price will fluctuate.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Executive Summary
We are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2020, we owned interests in, operated, or were developing 174 multifamily properties comprised of 59,104 apartment homes across the United States as detailed in the following Property Portfolio table. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Impact of the Coronavirus Pandemic (COVID-19) on our Business
COVID-19 has currently resulted in a widespread health crisis which has adversely affected international, national, and local economies and financial markets generally, and has had an unprecedented effect on many industries including the multifamily industry. The discussions below, including without limitation statements with respect to outlooks of future operating performance and liquidity, are subject to the future effects of COVID-19 and the responses to curb its spread, which continue to evolve. Accordingly, the full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for future years, is uncertain at this time.
Additionally, our property revenues and expenses have been and will likely continue to be impacted by COVID-19. For the three months ended December 31, 2020, we collected approximately 98.6% of our same store scheduled rents and approximately 1.4% were delinquent. Our January collections are approximately 96.9% of our same store scheduled rents and approximately 3.1% are delinquent.
Consolidated Results
Net income attributable to common shareholders decreased approximately $95.7 million for the year ended December 31, 2020, as compared to the same period in 2019.
During the year ended December 31, 2020, we incurred a COVID-19 related impact of approximately $14.8 million comprised of $9.5 million related to the Resident Relief Funds which were established in April 2020. Of this amount, approximately $9.1 million was paid to residents at our wholly-owned communities and was recorded as a reduction to property revenues, and approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we incurred approximately $4.5 million of COVID-19 expenses at our operating properties, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.7 million in other directly-related COVID-19 expenses. During the year ended December 31, 2020, we also incurred approximately $0.8 million related to the Employee Relief Fund we established to help our employees impacted by COVID-19, which was recorded within general and administrative expenses.
In addition to the COVID-19 related expenses discussed above, the decrease during the year ended December 31, 2020 was also primarily due to a decrease of $49.5 million related to gains from operating property dispositions in 2019, higher depreciation expense of approximately $30.9 million, and higher interest expense of approximately $10.8 million, as compared to the same period in 2019. The decrease for the year ended December 31, 2020 was partially offset by the approximate $12.0 million loss on early retirement of debt in the fourth quarter of 2019 as compared to the $0.2 million loss recognized in the fourth quarter of 2020. See further discussions of our 2020 operations as compared to 2019 in "Results of Operations."
Property Operations
Our results for the year ended December 31, 2020 reflect an increase in same store revenues of 1.1% as compared to 2019. These increases were primarily due to higher average rental rates which we believe was primarily attributable to our focus on high-growth markets, favorable demographics, a manageable supply of new multifamily housing, and in part many individuals choosing to rent versus buy. The increase during the year ended December 31, 2020 was partially offset by the impact of COVID-19.
Challenges within the multifamily industry surfaced during 2020 due to COVID-19. Factors adversely affecting demand for and rents received from our multifamily communities remained and continue to remain intense and pervasive across the United States. Overall weak consumer confidence, high unemployment, fears of a prolonged recession, and government-imposed moratoriums on our ability to collect rents and/or evict non-paying tenants, among other factors, have also persisted through the date of this filing. Based on our belief these conditions may continue, we could have a decline in property revenues during fiscal year 2021 and beyond.
Construction Activity
At December 31, 2020, we had a total of seven projects under construction to be comprised of 2,254 apartment homes. Initial occupancies of these seven projects are currently scheduled to occur within the next 27 months. We estimate the additional cost to complete the construction of the seven projects to be approximately $325.4 million. The COVID-19 pandemic and efforts to curb its spread may adversely affect, among other matters, the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of or in the costs of materials or labor.
Acquisitions
Land: During the year ended December 31, 2020, we acquired approximately 4.1 acres of land in Durham, North Carolina for approximately $27.6 million for the future development of approximately 354 apartment homes, and approximately 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for the future development of approximately 355 apartment homes.
Dispositions
Land: During the year ended December 31, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of $0.4 million.
Other
•In April 2020, we issued $750.0 million of 2.80%, senior unsecured notes due May 2030 at an effective annual interest rate of 2.91% under our then-existing shelf registration statement.
•In May 2020, Camden's Chairman and CEO, and Executive Vice Chairman, each agreed to voluntarily reduce the amount of their respective annual bonus (cash or shares) which may be awarded in the future by $500,000. The aggregate $1.0 million compensation reduction served as a contribution to the Resident Relief Funds and to the Employee Relief Fund.
•In June 2020, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $362.7 million (the "2020 ATM program").
•In October 2020, we entered into a $40.0 million two-year unsecured floating rate term loan with an unrelated third party and used the net proceeds, together with cash on hand, to repay our $100.0 million unsecured term loan which was scheduled to mature in 2022.

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
As of December 31, 2020, we had approximately $420.4 million in cash and cash equivalents, and $888.0 million available under our $900.0 million unsecured credit facility. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under our 2020 ATM program and do not have any debt maturing through the year ending 2021. Additionally, as of December 31, 2020 and through the date of this filing, 100% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2020		December 31, 2019
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,806	28	9,301	26
Washington, D.C. Metro	6,862	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	3,686	12
Austin, Texas	3,686	11	3,686	11
Orlando, Florida	3,594	10	3,594	10
Raleigh, North Carolina	3,240	9	3,240	9
Charlotte, North Carolina	3,104	14	3,104	14
Denver, Colorado	2,865	9	2,632	8
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,663	7	2,658	7
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	56,850	167	56,107	164

	December 31, 2020		December 31, 2019
	Apartment Homes	Properties	Apartment Homes	Properties
Properties Under Construction
Phoenix, Arizona	740	2	343	1
Charlotte, North Carolina	387	1	—	—
Atlanta, Georgia	366	1	366	1
Orlando, Florida	360	1	360	1
Southeast Florida	269	1	269	1
Houston, Texas	—	—	505	2
Denver, Colorado	—	—	233	1
San Diego/Inland Empire, California	132	1	132	1
Total Properties Under Construction	2,254	7	2,208	8
Total Properties	59,104	174	58,315	172

Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,756	9	2,756	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,247	22	7,247	22
Total Properties Fully Consolidated	51,857	152	51,068	150

(1)Refer to Note 8, "Investments in Joint Ventures," in the notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2020, stabilization was achieved at two consolidated operating properties as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden Grandview II
Charlotte, NC	28	1Q19	1Q20
Camden North End I
Phoenix, AZ	441	1Q19	3Q20
Consolidated total	469

Completed Construction in Lease-Up
At December 31, 2020, we had two consolidated completed operating properties and one of our unconsolidated joint ventures had one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 2/3/2021	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
Camden Downtown I
Houston, TX	271	$131.2	59%	3Q20	4Q21
Camden RiNo
Denver, CO	233	78.9	70	4Q20	2Q21
Consolidated total	504	$210.1

Unconsolidated Operating Property
Camden Cypress Creek II (2)
Cypress, TX	234	$32.2	51%	4Q20	4Q21
(1)    Excludes leasing costs, which are expensed as incurred.
(2)    Property owned through an unconsolidated joint venture in which we own a 31.3% interest.
Properties Under Development
Our consolidated balance sheet at December 31, 2020 included approximately $564.2 million related to properties under development and land. Of this amount, approximately $444.6 million related to our projects currently under construction. In addition, we had approximately $119.6 million primarily invested in land held for future development related to projects we currently expect to begin construction.
Communities Under Construction. At December 31, 2020, we had seven consolidated properties in various stages of construction as follows:

($ in millions) Property and Location (1)	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden North End II (2) Phoenix, AZ	343	$90.0	$70.4	$50.4	1Q22	3Q22
Camden Lake Eola Orlando, FL	360	125.0	116.6	116.6	2Q21	2Q22
Camden Buckhead Atlanta, GA	366	160.0	116.6	116.6	1Q22	3Q22
Camden Hillcrest San Diego, CA	132	95.0	64.3	64.3	4Q21	3Q22
Camden Atlantic Plantation, FL	269	100.0	38.3	38.3	4Q22	4Q23
Camden Tempe II Tempe, AZ	397	115.0	30.7	30.7	3Q23	1Q25
Camden NoDa Charlotte, NC	387	105.0	27.7	27.7	3Q23	1Q25
Consolidated total	2,254	$790.0	$464.6	$444.6
(1)The COVID-19 pandemic and efforts to curb its spread may adversely affect, among other matters, the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of or increases in the costs of materials or labor.
(2)Property in lease-up and was 26% leased at February 3, 2021.

    Development Pipeline Communities. At December 31, 2020, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Durham	354	$120.0	$28.4
Durham, NC
Camden Arts District	354	150.0	33.0
Los Angeles, CA
Camden Cameron Village	355	115.0	20.8
Raleigh, NC
Camden Paces III	350	100.0	16.8
Atlanta, GA
Camden Downtown II	271	145.0	12.1
Houston, TX
Camden Highland Village II	300	100.0	8.5
Houston, TX
Total	1,984	$730.0	$119.6
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted, and estimates routinely require adjustment.
Geographic Diversification
    At December 31, 2020 and 2019, our real estate assets by various markets, excluding depreciation and investments in joint ventures, were as follows:

($ in thousands)	2020		2019
Washington, D.C. Metro	$1,592,592	16.7%	$1,574,746	17.3%
Houston, Texas	1,154,915	12.1	1,126,255	12.3
Atlanta, Georgia	833,172	8.7	755,323	8.3
Los Angeles/Orange County, California	778,179	8.1	755,976	8.3
Phoenix, Arizona	764,054	8.0	708,681	7.7
Southeast Florida	656,999	6.9	625,468	6.9
Orlando, Florida	646,936	6.8	596,007	6.5
Denver, Colorado	565,284	5.9	543,234	6.0
Dallas, Texas	529,726	5.5	519,833	5.7
Charlotte, North Carolina	451,442	4.7	429,640	4.7
Raleigh, North Carolina	427,756	4.5	371,827	4.1
San Diego/Inland Empire, California	420,538	4.4	392,158	4.3
Tampa, Florida	373,326	3.9	362,334	4.0
Austin, Texas	358,258	3.8	354,311	3.9
Total	$9,553,177	100.0%	$9,115,793	100.0%

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

	2020	2019
Average monthly property revenue per apartment home (1)	$1,771	$1,765
Annualized total property expenses per apartment home (2)	$8,037	$7,546
Weighted average number of operating apartment homes owned 100%	49,128	48,549
Weighted average occupancy of operating apartment homes owned 100%	95.3%	96.0%
(1)Average monthly property revenue per apartment home for the year ended December 31, 2020, includes approximately $9.1 million of Resident Relief Funds paid to residents at our wholly-owned communities who have experienced financial losses caused by COVID-19 and was recorded as a reduction to property revenues.
(2)Annualized total property expenses per apartment home includes approximately $4.5 million of directly-related COVID-19 expenses incurred at our operating properties for the year ended December 31, 2020.

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

Reconciliations of net income to NOI for the year ended December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Net income	$128,579	$224,270
Less: Fee and asset management income	(10,800)	(8,696)
Less: Interest and other income	(2,949)	(3,090)
Less: Income on deferred compensation plans	(12,045)	(21,694)
Plus: Property management expense	24,201	25,290
Plus: Fee and asset management expense	3,954	5,759
Plus: General and administrative expense	53,624	53,201
Plus: Interest expense	91,526	80,706
Plus: Depreciation and amortization expense	367,162	336,274
Plus: Expense on deferred compensation plans	12,045	21,694
Plus: Loss on early retirement of debt	176	11,995
Less: Gain on sale of operating properties, including land	(382)	(49,901)
Less: Equity in income of joint ventures	(8,052)	(14,783)
Plus: Income tax expense	1,972	1,089
Net operating income	$649,011	$662,114

Property-Level NOI (1)(2)
Property NOI, as reconciled above, is detailed further into the categories below for the year ended December 31, 2020 as compared to 2019:

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2020	2020	2019	$	%
Property revenues:
Same store communities	43,710	$914,254	$904,400	$9,854	1.1%
Non-same store communities	5,389	132,881	105,289	27,592	26.2
Development and lease-up communities	2,758	2,341	2	2,339	*
Resident Relief Funds	—	(9,074)	—	(9,074)	*
Dispositions/other	—	3,435	18,770	(15,335)	(81.7)
Total property revenues	51,857	$1,043,837	$1,028,461	$15,376	1.5%
Property expenses:
Same store communities	43,710	$332,623	$320,344	$12,279	3.8%
Non-same store communities	5,389	51,051	38,709	12,342	31.9
Development and lease-up communities	2,758	3,065	—	3,065	*
COVID-19 expenses	—	4,540	—	4,540	*
Dispositions/other	—	3,547	7,294	(3,747)	(51.4)
Total property expenses	51,857	$394,826	$366,347	$28,479	7.8%
Property NOI:
Same store communities	43,710	$581,631	$584,056	$(2,425)	(0.4)%
Non-same store communities	5,389	81,830	66,580	15,250	22.9
Development and lease-up communities	2,758	(724)	2	(726)	*
COVID-19 Related Impact	—	(13,614)	—	(13,614)	*
Dispositions/other	—	(112)	11,476	(11,588)	(101.0)
Total property NOI	51,857	$649,011	$662,114	$(13,103)	(2.0)%
* Not a meaningful percentage.
(1)    For 2020, same store communities are communities we owned and were stabilized since January 1, 2019, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2019, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2019, excluding properties held for sale. COVID-19 Related Impact relates to the Resident Relief Funds which were established for our residents experiencing financial losses caused by COVID-19 and includes the amount we paid to residents at our wholly-owned communities as an adjustment to property revenues. The COVID-19 Related Impact also includes direct related expenses incurred at our operating properties as a result of the pandemic. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses.
Same Store Analysis
Same store property NOI decreased approximately $2.4 million for the year ended December 31, 2020 as compared to the same period in 2019. The decrease was due to an increase of approximately $12.3 million in same store property expenses for the year ended December 31, 2020, partially offset by an increase of approximately $9.9 million in same store property revenues for the year ended December 31, 2020, as compared to the same period in 2019.

The $12.3 million increase in same store property expenses for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to higher real estate taxes of approximately $5.8 million as a result of increased property valuations at a number of our communities, higher property insurance expenses of approximately $2.2 million as a result of higher premiums, higher salary expenses of approximately $1.9 million, higher utilities of approximately $1.6 million, and higher repair and maintenance costs of approximately $0.8 million.

The $9.9 million increase in same store property revenues for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to an increase of approximately $12.8 million in rental revenues primarily from a 1.6% increase in average rental rates of which approximately $6.2 million was recognized during the first quarter of 2020 primarily due to a 3.3% first quarter increase in average rental rates. The increase during the year ended December 31, 2020 was also due to an approximately $3.4 million increase in income from our bulk internet and other utility rebilling programs, and an approximate $3.1 million higher net reletting and other rental income. These increases for the year ended December 31, 2020 were partially offset by lower occupancy of approximately $3.5 million, higher bad debt expense of approximately $5.1 million due in part to COVID-19, and a decrease of approximately $0.8 million related to fee and other income due to waived late and other fees during COVID-19.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $14.5 million for the year ended December 31, 2020, as compared to the same period in 2019. The increases were comprised of increases from non-same store communities of approximately $15.2 million and partially offset by decreases from development and lease-up communities of approximately $0.7 million for the year ended December 31, 2020, as compared to the same period in 2019. The increase in property revenues and expenses from our non-same store communities was primarily due to the acquisition of four operating properties during 2019, four operating properties reaching stabilization during 2019 and two operating properties reaching stabilization during the year ended December 31, 2020. The slight decrease in property NOI from our development and lease-up communities were primarily due to the timing of completion and partial lease-up of two development properties during the year ended December 31, 2020. The following table details the changes, described above, relating to non-same store and development and lease-up NOI:

For the year ended December 31,
(in millions)	2020 compared to 2019
Property Revenues
Revenues from acquisitions	$22.2
Revenues from non-same store stabilized properties	5.0
Revenues from development and lease-up properties	2.3
Other	0.4
$29.9
Property Expenses
Expenses from acquisitions	$10.2
Expenses from non-same store stabilized properties	1.0
Expenses from development and lease-up properties	3.0
Other	1.2
$15.4
Property NOI
NOI from acquisitions	$12.0
NOI from non-same store stabilized properties	4.0
NOI from development and lease-up properties	(0.7)
Other	(0.8)
$14.5
COVID-19 Related Impact Analysis
The direct COVID-19 Related Impact was approximately $13.6 million for the year ended December 31, 2020 due to the Resident Relief Funds and the COVID-19 directly-related expenses incurred at our operating properties. In April 2020, we announced two Resident Relief Funds for our residents experiencing financial losses caused by COVID-19 and the Company paid approximately $9.1 million to approximately 7,100 residents of our wholly-owned communities which was recorded as a reduction to property revenues. During the year ended December 31, 2020, we also incurred approximately $4.5 million of directly-related COVID-19 expenses at our operating properties, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and approximately $1.7 million of other directly-related COVID-19 expenses.

Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $11.6 million for the year ended December 31, 2020 as compared to the same period in 2019. The decrease was primarily due to lower retail property NOI of approximately $6.0 million which was primarily due to an approximate $3.5 million non-cash retail straight-line rent receivable adjustment in the fourth quarter of 2020 as a result of our collectability assessment and determining it was no longer probable certain leasing revenue would be collected from retail tenants and an approximate $1.8 million increase in retail bad debt expense. The decrease was also due to approximately $4.9 million of property NOI from the disposition of two consolidated operating properties in the fourth quarter of 2019. We had no operating property dispositions during the year ended December 31, 2020.
Non-Property Income

	Year Ended December 31,		Change
($ in thousands)	2020	2019	$	%
Fee and asset management	$10,800	$8,696	$2,104	24.2%
Interest and other income	2,949	3,090	(141)	(4.6)
Income on deferred compensation plans	12,045	21,694	(9,649)	*
Total non-property income	$25,794	$33,480	$(7,686)	(23.0)%
            * Not a meaningful percentage
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects increased approximately $2.1 million for the year ended December 31, 2020 as compared to 2019. The increase for 2020 as compared to 2019 was primarily due to higher fees earned related to an increase in third-party construction activity, and increased construction and development activity for one property held by one of the Funds which completed construction in December 2020.
Our deferred compensation plans recognized income of approximately $12.0 million and $21.7 million in 2020 and 2019, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

	Year Ended December 31,		Change
($ in thousands)	2020	2019	$	%
Property management	$24,201	$25,290	$(1,089)	(4.3)%
Fee and asset management	3,954	5,759	(1,805)	(31.3)
General and administrative	53,624	53,201	423	0.8
Interest	91,526	80,706	10,820	13.4
Depreciation and amortization	367,162	336,274	30,888	9.2
Expense on deferred compensation plans	12,045	21,694	(9,649)	*
Total other expenses	$552,512	$522,924	$29,588	5.7%
            * Not a meaningful percentage
Property management expenses, which primarily represent regional supervision and accounting costs related to property operations, decreased approximately $1.1 million for the year ended December 31, 2020 as compared to 2019. The decrease was primarily related to lower incentive compensation expense and travel related expenses in 2020 as compared to 2019. The decrease was partially offset by higher salary and benefit costs. Property management expenses were 2.3% and 2.5% of total property revenues for the years ended December 31, 2020 and 2019, respectively.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects decreased approximately $1.8 million for the year ended December 31, 2020 as compared to 2019. The decrease was primarily due to lower salaries and discretionary spending incurred in managing our joint ventures and construction activities in 2020 as compared to 2019.

General and administrative expenses increased approximately $0.4 million for the year ended December 31, 2020 as compared to 2019. The increase was primarily due to higher salary and benefit costs, higher professional expenses, and higher information technology costs as compared to 2019. The increase was partially offset by lower incentive compensation expense and lower travel related expenses. Excluding deferred compensation plans, general and administrative expenses were 5.1% of total revenues for each of the years ended December 31, 2020 and 2019.
Interest expense increased approximately $10.8 million for the year ended December 31, 2020 as compared to 2019. The increase was primarily due to the issuance of $600 million, 3.67% senior unsecured notes in June 2019, the issuance of $300 million, 3.41% senior unsecured notes in October 2019, and the issuance of $750 million, 2.91% senior unsecured notes in April 2020. The increase was partially offset by the repayment of approximately $439.3 million of secured conventional mortgage debt with a weighted average interest rate of 5.2% in the first quarter of 2019, the redemption of our $250 million, 4.78% senior unsecured notes due 2021, and the prepayment of an approximate $45.3 million, 4.38% secured conventional mortgage note in October 2019. The increase was also partially offset by higher capitalized interest in 2020 resulting from higher average balances in our development pipeline and a decrease in interest expense recognized on our $100 million term loan, which was repaid in October 2020 and had lower weighted average interest rates in 2020 as compared to 2019. The increase in 2020 was further offset by a decrease in interest expense recognized on our unsecured credit facility due to lower balances outstanding during 2020 as compared to 2019.
Depreciation and amortization expense increased approximately $30.9 million for the year ended December 31, 2020 as compared to 2019. The increase was primarily due to the acquisition of four operating properties in 2019, the completion of units in our development pipeline, the completion of repositions, and the partial completion of redevelopments during 2020 and 2019. The increase was partially offset by a decrease in depreciation expense related to the disposition of two operating properties in December 2019.
Our deferred compensation plans incurred an expense of approximately $12.0 million and $21.7 million in 2020 and 2019, respectively. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.
Other

	Year Ended December 31,		Change
(in thousands)	2020	2019	$
Loss on early retirement of debt	$(176)	$(11,995)	$11,819
Gain on sale of operating properties, including land	382	49,901	(49,519)
Equity in income of joint ventures	8,052	14,783	(6,731)
Income tax expense	(1,972)	(1,089)	(883)
The loss on early retirement of debt for the year ended December 31, 2020 related to the early retirement of our $100 million unsecured term loan which was scheduled to mature in 2022; this loss is primarily related to the applicable unamortized loan costs. The loss for the year ended December 31, 2019 related to the early redemption of our $250 million, 4.78% Senior Notes due 2021 and the prepayment of a $45.3 million, 4.38% secured conventional mortgage note due 2045.
The gain on sale for the year ended December 31, 2020 was due to the sale of approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million. The gain on sale in 2019 was due to the sale of two operating properties located in Corpus Christi, Texas in the fourth quarter.
Equity in income of joint ventures decreased approximately $6.7 million for the year ended December 31, 2020 as compared to 2019. The decrease in 2020 was primarily due to a decrease in earnings due to the recognition of a $6.2 million proportionate share of gain in 2019 related to the sale of one operating property by one of the Funds in the fourth quarter of 2019 and the approximate $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures in 2020, which was recorded as a reduction to property revenues. We recognized our ownership interest of the Resident Relief Funds of $0.4 million in equity in income of joint ventures. The decrease in earnings was partially offset by lower interest expense recognized by operating properties owned by the Funds due to lower weighted average interest rates on variable rate debt in 2020 as compared to 2019.
Income tax expense increased approximately $0.9 million for the year ended December 31, 2020, as compared to 2019. The increase was primarily due to an increase in state and local taxes and an increase in taxable income related to higher third-party construction activities conducted in a taxable REIT subsidiary.

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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the years ended December 31 are as follows:

($ in thousands)	2020	2019
Funds from operations
Net income attributable to common shareholders (1)	$123,911	$219,623
Real estate depreciation and amortization	357,489	328,045
Adjustments for unconsolidated joint ventures	9,483	8,987
Gain on sale of operating properties	—	(49,901)
Gain on sale of unconsolidated joint venture operating property	—	(6,204)
Income allocated to non-controlling interests	4,849	4,838
Funds from operations	$495,732	$505,388

Less: recurring capitalized expenditures	(77,525)	(72,172)
Adjusted funds from operations	$418,207	$433,216

Weighted average shares – basic	99,385	98,460
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	53	119
Common units	1,748	1,753
Weighted average shares – diluted	101,186	100,332
(1) Net income attributable to common shareholders includes an approximate $3.5 million non-cash adjustment to retail straight-line rent receivable and a $14.8 million COVID-19 Related Impact for the year ended December 31, 2020. The total COVID-19 Related Impact for the year ended December 31, 2020, was comprised of $9.5 million related to the Resident Relief Funds which were established in April 2020. Of this amount, approximately $9.1 million was paid to residents at our wholly-owned communities and was recorded as a reduction to property revenues, and approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we incurred approximately $4.5 million of COVID-19 expenses at our operating communities, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.7 million in other directly-related COVID-19 expenses. We also incurred approximately $0.8 million related to the Employee Relief Fund we established to help our employees impacted by COVID-19. Net income attributable to common shareholders for the year ended December 31, 2019 included an approximate $12.0 million loss on early retirement of debt related to the redemption of our 4.78% Senior Notes due 2021 and the prepayment of a 4.38% secured conventional mortgage note due 2045.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.5 and 7.3 times for the years ended December 31, 2020 and 2019, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses after adding back depreciation, amortization, and interest expense. All of our properties were unencumbered at both December 31, 2020 and 2019. Our weighted average maturity of debt was approximately 8.4 years at December 31, 2020.
We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flow generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during 2021 including:

•normal recurring operating expenses;
•current debt service requirements, including debt maturities;
•recurring capital expenditures;
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
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2020 and 2019.
Net cash from operating activities was approximately $519.3 million during the year ended December 31, 2020 as compared to approximately $555.6 million during the year ended December 31, 2019. The decrease was primarily due to lower cash inflows from operating accounts due to the timing of payments to vendors, lower prepayment of rental income received from our residents, and higher interest payments on our unsecured debt in 2020 as compared to 2019. The decrease was also due to the COVID-19 impact on our property revenues and property expenses. See further discussions of our 2020 operations as compared to 2019 in "Results of Operations." These decreases were partially offset by cash outflows related to the settlement of our forward interest rate swaps in 2019.
Net cash used in investing activities during the year ended December 31, 2020 totaled approximately $429.6 million as compared to $792.4 million during the year ended December 31, 2019. Cash outflows during 2020 primarily related to property development and capital improvements of approximately $427.2 million, and increases in non-real estate assets of $7.5 million. These outflows were partially offset by a net decrease in notes receivable of $1.4 million. Cash outflows during 2019 primarily related to property development and capital improvements of approximately $407.6 million, the acquisition of four operating properties for approximately $436.3 million, and increases in non-real estate assets of $17.2 million. These outflows were partially offset by net proceeds from the sale of two operating properties of approximately $67.6 million and a net decrease in notes receivable of $1.4 million. The increase in property development and capital improvements for 2020, as compared to the same period in 2019, was primarily due to the timing and completion of four consolidated operating properties in 2019 and 2020, and the acquisition of development properties. The property development and capital improvements during 2020 and 2019, included the following:

	December 31,
(in millions)	2020	2019
Expenditures for new development, including land	$239.9	$217.5
Capital expenditures	90.2	80.9
Reposition expenditures	48.7	66.7
Capitalized interest, real estate taxes, and other capitalized indirect costs	31.7	26.6
Redevelopment expenditures	16.7	15.9
Total	$427.2	$407.6
Net cash from financing activities totaled approximately $307.3 million during the year ended December 31, 2020 as compared to approximately $220.7 million during the year ended December 31, 2019. Cash inflows during 2020 primarily related to net proceeds of approximately $782.8 million from the issuance of $750.0 million senior unsecured notes in April 2020 and a $40.0 million unsecured floating-rate term loan in October 2020. These cash inflows were partially offset by approximately $333.4 million to pay distributions to common shareholders and non-controlling interest holders, the repayment of an unsecured floating-rate term loan of approximately $100.0 million in the fourth quarter of 2020, and net payment of $44.0 million of borrowings from our unsecured line of credit. Cash inflows during 2019 primarily related to net proceeds of approximately $890.0 million from the issuance of $600.0 million senior unsecured notes in June 2019 and $300.0 million senior unsecured notes in October 2019, as well as net proceeds of $353.2 million from the issuance of approximately 3.4 million common shares through an underwritten equity offering completed in February 2019 and approximately 0.2 million common shares through our 2017 ATM program. We also had net proceeds of $44.0 million of borrowings from our unsecured line of credit. These cash inflows were partially offset by the repayment of approximately $439.3 million of secured conventional mortgage debt in the first quarter of 2019, and the early redemption of our $250 million unsecured notes payable due 2021 and the prepayment of the approximate $45.3 million secured conventional mortgage note due 2045 and associated prepayment penalties in the fourth quarter of 2019. We also used approximately $317.3 million to pay distributions to common shareholders and non-controlling interest holders.
Financial Flexibility

We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the LIBOR plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2020 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2020, we had approximately no borrowings outstanding on our $900.0 million credit facility and we had outstanding letters of credit totaling approximately $12.0 million, leaving approximately $888.0 million available under our credit facility.

We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2020, we had approximately 97.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

In June 2020, we created the 2020 ATM program through which we can, but have no obligation to, sell common shares and also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $362.7 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2020 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. There were no shares sold under the 2020 ATM program in the year ended December 31, 2020 and no shares have been sold through the date of this filing. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under the 2020 ATM program.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody’s, Fitch, and Standard and Poor's, which were A3 with stable outlook, A- with stable outlook, and A- with stable outlook, respectively, as of December 31, 2020. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
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
We estimate the additional cost to complete the construction of the seven consolidated projects to be approximately $325.4 million. Of this amount, we expect to incur costs between approximately $220 million and $240 million during 2021 and to incur the remaining costs during 2022 through 2023. Additionally, we expect to incur costs between approximately $65 million and $75 million related to the start of new development activities, between approximately $58 million and $62 million of repositions and revenue enhancing expenditures and between approximately $70 million and $74 million of additional recurring capital expenditures. The COVID-19 pandemic and efforts to curb its spread may adversely affect, among other matters, the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of or increases in the costs of materials or labor.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2020 ATM program, other unsecured borrowings, or secured mortgages. We continue to evaluate our operating properties and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to reduce the amount of income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2020, we announced our Board of Trust Managers had declared a quarterly dividend of $0.83 per common share to our common shareholders of record as of December 16, 2020. This dividend was subsequently paid on January 15, 2021 and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2020 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $3.32 per share or unit for the year ended December 31, 2020.
In the first quarter of 2021, the Company's Board of Trust Managers declared a first quarter dividend of $0.83 per common share to our common shareholders of record as of March 31, 2021. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2021, our annualized dividend rate for 2021 would be $3.32.

The following table summarizes our known contractual cash obligations as of December 31, 2020:

(in millions)	Total	2021	2022	2023	2024	2025	Thereafter
Debt maturities (1)	$3,166.6	$(3.7)	$386.3	$247.3	$497.9	(1.8)	$2,040.6
Interest payments (2)	891.1	108.8	108.3	91.3	73.0	66.4	443.3
Non-cancelable lease payments	14.5	3.5	3.1	3.0	2.8	2.0	0.1
	$4,072.2	$108.6	$497.7	$341.6	$573.7	$66.6	$2,484.0
(1)Includes all available extension options, amortization of debt discounts and debt issuance costs, net of scheduled principal payments.
(2)Includes contractual interest payments for our senior unsecured notes and all available extension options. The interest payments on our unsecured term loan with floating interest rates were calculated based on the interest rates in effect as of December 31, 2020.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At December 31, 2020, our unconsolidated joint ventures had outstanding debt of approximately $509.1 million. As of December 31, 2020, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.
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
Valuation of Assets. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment indicators exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge.
The value of our properties under development depends on market conditions, including estimates of the project start date, projected construction costs, as well as estimates of demand for multifamily communities. We have reviewed market trends and other marketplace information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the impairment analyses, it is possible actual results could differ substantially from those estimated.
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

Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" in the notes to Consolidated Financial Statements for further discussion of recent accounting pronouncements issued during the year ended December 31, 2020.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe the primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies, which includes (i) maintaining prudent levels of fixed and floating rate debt; and (ii) extending and sequencing the maturity dates of our debt where practicable. We also periodically use derivative financial instruments, primarily interest rate swaps with major financial institutions, to manage a portion of this risk. We do not utilize derivative financial instruments for trading or speculative purposes. The table below summarizes our debt as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Amount (in millions)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$3,126.9	8.5	3.6%	98.7%	$2,380.4	9.3	3.8%	94.3%
Variable rate debt	39.7	1.7	1.9%	1.3%	143.7	2.7	2.7%	5.7%
In order to manage interest rate exposure, we have utilized interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps, which are settled upon issuance of the related debt, are designated as cash flow hedges and the gains and/or losses are deferred in other comprehensive income and recognized as an adjustment to interest expense over the same period the hedged interest payments affect earnings. As of December 31, 2020, we had no hedges outstanding.
We did not have any borrowings outstanding under our unsecured credit facility under our unsecured credit facility at December 31, 2020 and had approximately $44.0 million of borrowings outstanding at December 31, 2019. At December 31, 2020 and 2019, we also had term loans of approximately $39.7 million and $99.7 million, respectively. If interest rates on the variable rate debt listed in the table above would have been 100 basis points higher throughout 2020 and 2019, our annual interest costs would have increased by approximately $0.4 million and $1.4 million, respectively.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Holding other variables constant, if interest rates would have been 100 basis points higher as of December 31, 2020, the fair value of our fixed rate debt would have decreased by approximately $236.5 million.
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
A process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of trust managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and receipts and expenditures of the Company are being made only in accordance with authorizations of management and Board of Trust Managers of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trust Managers of Camden Property Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.
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
February 18, 2021

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2021 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2021.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2021 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2021 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2021 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2021.
Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2021 in connection with the Annual Meeting of Shareholders to be held on or about May 13, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Fifth Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on February 2, 2021

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.4 to Form 8-K filed on October 4, 2018

4.6	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.7	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.8	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on June 3, 2011

4.9	Form of Camden Property Trust 4.250% Note due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.10	Form of Camden Property Trust 3.50% Note due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

4.11	Form of Camden Property Trust 4.100% Note due 2028	Exhibit 4.5 to Form 8-K filed on October 4, 2018

4.12	Form of Camden Property Trust 3.150% Note due 2029	Exhibit 4.5 to Form 8-K filed on June 17, 2019

4.13	Form of Camden Property Trust 3.350% Note due 2049	Exhibit 4.5 to Form 8-K filed on October 7, 2019

4.14	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.5 to Form 8-K filed on April 21, 2020

4.15	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.6 to Form 8-K filed on April 21, 2020

4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.14 to Form 10-K/A filed on March 6, 2020

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.8	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.9	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.13	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.16	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.19	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.20	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.21	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.24	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.25	Camden Property Trust 2018 Employee Share Purchase Plan	Exhibit 99.2 to Form 8-K filed on May 17, 2018

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.27	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.28	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.29	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.30	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.31	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.32	Camden Property Trust 2018 Share Incentive Plan, effective as of May 17, 2018	Exhibit 99.1 to Form 8-K filed on May 17, 2018

10.33	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.34	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.35	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 10.35 to Form 10-K filed on February 15, 2019

10.36	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto	Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.37	Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto	Exhibit 10.6 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.38	Agreement, dated as of September 14, 2018, among William F. Paulsen, the 2014 Amended and Restated William B. McGuire Junior Revocable Trust, David F. Tufaro, McGuire Family DE 2012 LP, William B. McGuire, Jr., Susanne H. McGuire, Camden Property Trust, Camden Summit, Inc. and Camden Summit Partnership, L.P.	Exhibit 99.1 to Form 8-K filed by Camden Property Trust on September 17, 2018 (File No. 1-12110)

10.39	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit Properties Inc. and Summit Management Company, as restated on April 3, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12792)

10.40	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.41	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.42	Third Amended and Restated Credit Agreement dated as of March 8, 2019 among Camden Property Trust, as the Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., U.S. Bank National Association, and PNC Bank National Association, as Syndication Agents, The Bank of Nova Scotia, Branch Banking and Trust Company, Deutsche Bank Securities Inc., Regions Bank, SunTrust Bank, and Wells Fargo Bank, National Association, as Documentation Agents, TD Bank N.A., as Managing Agent, and the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank N.A., U.S. Bank National Association, and PNC Capital Markets LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Chase Bank N.A., as Joint Bookrunners	Exhibit 99.1 to Form 8-K filed on March 8, 2019

10.43	Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and BofA Securities, Inc.	Exhibit 1.1 to Form 8-K filed on June 4, 2020

10.44	Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and J.P. Morgan Securities LLC	Exhibit 1.2 to Form 8-K filed on June 4, 2020

10.45	Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and Scotia Capital (USA) Inc.	Exhibit 1.3 to Form 8-K filed on June 4, 2020

10.46	Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and SunTrust Robinson Humphrey, Inc.	Exhibit 1.4 to Form 8-K filed on June 4, 2020

10.47	Distribution Agency Agreement, dated June 4, 2020, between Camden Property Trust and Wells Fargo Securities, LLC	Exhibit 1.5 to Form 8-K filed on June 4, 2020

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Heather J. Brunner, Mark D. Gibson, Scott S. Ingraham, Renu Khator, William F. Paulsen, Frances Aldrich Sevilla-Sacasa, Steven A. Webster, and Kelvin R. Westbrook	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)Unless otherwise indicated, all references to reports or registration statements are to reports or registration statements filed by Camden Property Trust (File No. 1-12110).
(2)Pursuant to SEC Release No. 33-10322 and Rule 311 of Regulation S-T, this exhibit was filed in paper before the mandated electronic filing.
(3)Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

Item 16. Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 18, 2021	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 18, 2021
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	Executive Vice Chairman of the Board of Trust	February 18, 2021
D. Keith Oden	Managers

/s/ Alexander J. Jessett	Executive Vice President - Finance and	February 18, 2021
Alexander J. Jessett	Chief Financial Officer (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 18, 2021
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Heather J. Brunner	Trust Manager	February 18, 2021

*
Mark D. Gibson	Trust Manager	February 18, 2021

*
Scott S. Ingraham	Trust Manager	February 18, 2021

*
Renu Khator	Trust Manager	February 18, 2021

*
William F. Paulsen	Trust Manager	February 18, 2021

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 18, 2021

*
Steven A. Webster	Trust Manager	February 18, 2021

*
Kelvin R. Westbrook	Trust Manager	February 18, 2021

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Asset Impairment - Determination of Impairment Indicators of Properties Under Development, Including Land - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of properties under development, including land (“properties under development”) for impairment involves an initial assessment to determine whether events or changes in circumstances indicate that the carrying amount of properties under development may not be recoverable. Possible indications of impairment of properties under development may include deterioration of market conditions or changes in the Company’s development strategy that may significantly affect key assumptions used.
The Company considers projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in the assessment of whether impairment indicators exist. The Company makes significant assumptions regarding expected market conditions, including project start date, projected construction costs, as well as estimates of demand for multifamily communities, market rents, economic conditions, and occupancies, to evaluate properties under development for possible indications of impairment. Changes in these assumptions could have a significant impact on concluding whether impairment indications exist, which would require a recoverability test to be performed for the properties under development. As of December 31, 2020, the Company’s properties under development had an aggregate book value of $564.2 million, and no impairment loss has been recognized for the year ended December 31, 2020.
Given the Company’s evaluation of properties under development for impairment indicators requires management to make judgments related to the assumptions described above, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts may not be recoverable required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of property under development for possible indications of impairment included the following, among others:
•We tested the effectiveness of controls over management’s process of identifying indicators of asset impairment, including controls over management’s estimates of projected occupancy and market rent, projected construction costs, and other market and economic assumptions.
•We evaluated the reasonableness of management’s impairment indicator analysis by performing the following procedures:
◦Compared projected net operating income growth, occupancy rate, and capitalization rate for each property to market averages from third party market reports and to the Company’s historical financial performance for operating properties in the same or nearby markets;
◦Discussed with management and read minutes for Board of Trust Managers and Investment Committee meetings to determine if there were any significant adverse changes in legal factors or in the business climate that could affect management’s plans for properties under development, including if it is more likely than not that any property under development will be sold, not developed, or otherwise disposed of significantly before the end of its previously estimated useful life;
◦Performed a retrospective lookback review of completed development properties to determine if management’s projected costs, construction completion date, and stabilized net operating income during development were comparable to actual results ultimately realized.
•We performed a search for contradictory evidence by reading third party market reports to evaluate management’s analysis to identify any significant changes in economic factors, industry factors, or other events that may result in an impairment indicator.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 2021

We have served as the Company's auditor since 1993.

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2020	2019
Assets
Real estate assets, at cost
Land	$1,225,214	$1,199,384
Buildings and improvements	7,763,748	7,404,090
	$8,988,962	$8,603,474
Accumulated depreciation	(3,034,186)	(2,686,025)
Net operating real estate assets	$5,954,776	$5,917,449
Properties under development, including land	564,215	512,319
Investments in joint ventures	18,994	20,688
Total real estate assets	$6,537,985	$6,450,456
Accounts receivable – affiliates	20,158	21,833
Other assets, net	216,276	248,716
Cash and cash equivalents	420,441	23,184
Restricted cash	4,092	4,315
Total assets	$7,198,952	$6,748,504
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,166,625	$2,524,099
Accounts payable and accrued expenses	175,608	171,719
Accrued real estate taxes	66,156	54,408
Distributions payable	84,147	80,973
Other liabilities	189,829	215,581
Total liabilities	$3,682,365	$3,046,780
Commitments and contingencies (Note 14)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 109,110 and 109,110 issued; 106,860 and 106,878 outstanding at December 31, 2020 and 2019, respectively	1,069	1,069
Additional paid-in capital	4,581,710	4,566,731
Distributions in excess of net income attributable to common shareholders	(791,079)	(584,167)
Treasury shares, at cost (9,442 and 9,636 common shares, at December 31, 2020 and 2019, respectively)	(341,412)	(348,419)
Accumulated other comprehensive loss	(5,383)	(6,529)
Total common equity	$3,444,905	$3,628,685
Non-controlling interests	71,682	73,039
Total equity	$3,516,587	$3,701,724
Total liabilities and equity	$7,198,952	$6,748,504
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Property revenues	$1,043,837	$1,028,461	$954,505
Property expenses
Property operating and maintenance	$252,190	$235,589	$220,732
Real estate taxes	142,636	130,758	122,847
Total property expenses	$394,826	$366,347	$343,579
Non-property income
Fee and asset management	$10,800	$8,696	$7,231
Interest and other income	2,949	3,090	2,101
Income (loss) on deferred compensation plans	12,045	21,694	(6,535)
Total non-property income	$25,794	$33,480	$2,797
Other expenses
Property management	$24,201	$25,290	$25,581
Fee and asset management	3,954	5,759	4,451
General and administrative	53,624	53,201	50,735
Interest	91,526	80,706	84,263
Depreciation and amortization	367,162	336,274	300,946
Expense (benefit) on deferred compensation plans	12,045	21,694	(6,535)
Total other expenses	$552,512	$522,924	$459,441
Loss on early retirement of debt	(176)	(11,995)	—
Gain on sale of operating properties, including land	382	49,901	—
Equity in income of joint ventures	8,052	14,783	7,836
Income from continuing operations before income taxes	$130,551	$225,359	$162,118
Income tax expense	(1,972)	(1,089)	(1,424)
Net income	$128,579	$224,270	$160,694
Less income allocated to non-controlling interests	(4,668)	(4,647)	(4,566)
Net income attributable to common shareholders	$123,911	$219,623	$156,128

Total earnings per share – basic	1.24	2.23	1.63
Total earnings per share – diluted	1.24	2.22	1.63
Weighted average number of common shares outstanding – basic	99,385	98,460	95,208
Weighted average number of common shares outstanding – diluted	99,438	99,384	95,366

Consolidated Statements of Comprehensive Income
Net income	$128,579	$224,270	$160,694
Other comprehensive income
Unrealized gain (loss) on cash flow hedging activities	—	(12,998)	6,782
Unrealized gain (loss) and unamortized prior service cost on post retirement obligation	(318)	(449)	450
Reclassification of net (gain) loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	1,464	(11)	(246)
Comprehensive income	$129,725	$210,812	$167,680
Less income allocated to non-controlling interests	(4,668)	(4,647)	(4,566)
Comprehensive income attributable to common shareholders	$125,057	$206,165	$163,114
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2017	$1,028	$4,137,161	$(368,703)	$(364,066)	$(57)	$79,351	$3,484,714
Net income			156,128			4,566	160,694
Other comprehensive income					6,986		6,986
Net share awards		13,720		7,961			21,681
Employee share purchase plan		826		554			1,380
Common share options exercised (8 shares)		41					41
Change in classification of deferred compensation plan		(16,407)					(16,407)
Change in redemption value of non-qualified share awards			669				669
Diversification of share awards within deferred compensation plan		29,379	10,915				40,294
Common shares repurchased				(253)			(253)
Conversions of operating partnership unit (2 shares)		(9,781)				(4,634)	(14,415)
Cash distributions declared to equity holders ($3.08 per share)			(294,505)			(5,602)	(300,107)
Other	3	(176)					(173)
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
Net income			219,623			4,647	224,270
Other comprehensive (loss)					(13,458)		(13,458)
Common shares issued (3,599 shares)	36	353,177					353,213
Net share awards		13,609		6,590			20,199
Employee share purchase plan		1,538		795			2,333
Change in classification of deferred compensation plan (See Note 11)		43,311	9,363				52,674
Conversion/redemption of operating partnership units (8 shares)		304				(304)	—
Cash distributions declared to equity holders ($3.20 per share)			(317,657)			(5,607)	(323,264)
Other	2	29				622	653
Equity, December 31, 2019	$1,069	$4,566,731	$(584,167)	$(348,419)	$(6,529)	$73,039	$3,701,724
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2019	$1,069	$4,566,731	$(584,167)	$(348,419)	$(6,529)	$73,039	$3,701,724
Net income			123,911			4,668	128,579
Other comprehensive income					1,146		1,146
Net share awards		13,986		6,195			20,181
Employee share purchase plan		1,347		812			2,159
Cash distributions declared to equity holders ($3.32 per share)			(330,823)			(5,803)	(336,626)
Other		(354)				(222)	(576)
Equity, December 31, 2020	$1,069	$4,581,710	$(791,079)	$(341,412)	$(5,383)	$71,682	$3,516,587
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$128,579	$224,270	$160,694
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	367,162	336,274	300,946
Loss on early retirement of debt	176	11,995	—
Gain on sale of operating properties, including land	(382)	(49,901)	—
Distributions of income from joint ventures	8,389	14,843	7,736
Equity in income of joint ventures	(8,052)	(14,783)	(7,836)
Share-based compensation	13,942	15,235	16,749
Receipts for settlement of forward interest rate swaps	—	(20,430)	15,905
Net change in operating accounts and other	9,505	38,094	9,553
Net cash from operating activities	$519,319	$555,597	$503,747
Cash flows from investing activities
Development and capital improvements, including land	$(427,247)	$(407,558)	$(359,230)
Acquisition of operating properties	—	(436,305)	(290,005)
Proceeds from sales of operating properties, including land	753	67,572	11,296
Increase in non-real estate assets	(7,498)	(17,197)	(14,503)
Decrease in notes receivable	1,449	1,394	9,475
Other	2,941	(351)	2,046
Net cash from investing activities	$(429,602)	$(792,445)	$(640,921)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$358,000	$1,217,000	$342,000
Repayments on unsecured credit facility and other short-term borrowings	(402,000)	(1,173,000)	(342,000)
Repayment of notes payable, including prepayment penalties	(100,000)	(746,730)	(381,438)
Proceeds from notes payable	782,823	889,979	495,545
Distributions to common shareholders and non-controlling interests	(333,360)	(317,253)	(298,005)
Payment of deferred financing costs	(1,308)	(5,965)	(914)
Proceeds from issuance of common shares	—	353,213	—
Repurchase of common shares and redemption of units	—	—	(14,668)
Other	3,162	3,500	2,452
Net cash from financing activities	$307,317	$220,744	$(197,028)
Net increase (decrease) in cash, cash equivalents, and restricted cash	397,034	(16,104)	(334,202)
Cash, cash equivalents, and restricted cash, beginning of year	27,499	43,603	377,805
Cash, cash equivalents, and restricted cash, end of year	$424,533	$27,499	$43,603
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$420,441	$23,184	$34,378
Restricted cash	4,092	4,315	9,225
Total cash, cash equivalents, and restricted cash, end of year	424,533	27,499	43,603
Supplemental information
Cash paid for interest, net of interest capitalized	$90,297	$71,248	$81,299
Cash paid for income taxes	2,292	1,291	1,951
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$84,147	$80,973	$74,982
Value of shares issued under benefit plans, net of cancellations	19,560	18,249	17,253
Accrual associated with construction and capital expenditures	29,611	27,162	35,588
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	676	15,017	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2020, we owned interests in, operated, or were developing 174 multifamily properties comprised of 59,104 apartment homes across the United States. Of the 174 properties, seven properties were under construction, and will consist of a total of 2,254 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of December 31, 2020, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of December 31, 2020, we held approximately 92% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
During the years ended December 31, 2020, 2019, and 2018, we recognized amortization expense of approximately $9.1 million, $10.4 million, and $9.4 million, respectively, related to in-place leases. The net amortization of above-market and below-market leases were immaterial during the year ended December 31, 2020 and increased rental revenues by $0.1 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2020, the weighted average amortization periods for in-place and net above and below market leases were approximately six months and seven months. During the year ended December 31, 2019, the weighted average amortization period for both in-place and net above and below market leases were approximately six months. During the year ended December 31, 2018, the weighted average amortization period for in-place leases and net above and below market leases were approximately seven and five months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment indicators exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2020, 2019, or 2018.
The value of our properties under development depends on market conditions, including estimates of the project start date, projected construction costs, as well as estimates of demand for multifamily communities. We have reviewed market trends and other marketplace information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the impairment analyses, it is possible actual results could differ substantially from those estimated.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $17.4 million, $14.1 million, and $13.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Capitalized real estate taxes were approximately $3.3 million, $2.8 million, and $2.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Non-recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. Long-lived assets such as the land, real estate assets, and in-place leases acquired with an operating property are measured in the form of cash received unless otherwise noted. These assets are recorded at fair value if they are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
Financial Instrument Fair Value Disclosures. As of December 31, 2020 and 2019, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note, and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. On January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, "Leases" which is codified as ASC 842, Leases. The majority of our revenues are derived from real estate lease contracts which are accounted for pursuant to ASC 842 and presented as property revenues, which include rental revenue and revenue from amounts received under contractual terms for other services provided to our customers. As a lessor, we also elected practical expedients to 1) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and 2) exclude from lease revenues the sales taxes collected from lessees and certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. A detail of our material revenue streams are discussed below:
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
In April 2020, we announced the establishment of Camden's Resident Relief Funds for our residents experiencing financial losses caused by COVID-19, which were intended to help impacted residents by providing immediate financial assistance for living expenses such as food, utilities, medical, insurance, childcare, and transportation. During the second quarter, the Resident Relief Funds paid approximately $10.4 million to approximately 8,200 Camden residents. Of this amount, approximately $9.1 million was paid to approximately 7,100 residents of our wholly-owned communities and recorded as a reduction of property revenues, and approximately $1.3 million was paid to approximately 1,100 residents of the operating communities owned by our unconsolidated joint ventures. For the amounts paid to residents of the operating communities owned by our unconsolidated joint ventures, we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we also made arrangements to defer payments over existing lease terms for many of our residents and tenants. For the deferred rent payment plans offered, we recognize property revenue on the existing straight-line basis over the remaining lease term and recognize any changes in payment through lease receivables, which is recorded in other assets, net, in our consolidated balance sheets; any identified uncollectible amounts related to deferred amounts are presented as an adjustment to property revenue.
As of December 31, 2020, our average residential lease term was approximately fourteen months with all other commercial leases averaging longer lease terms. We anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
2021	$645.9
2022	25.1
2023	4.0
2024	3.1
2025	2.5
Thereafter	6.0
Total	$686.6
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

Notes Receivable. We have one note receivable included in Other assets, net in our consolidated balance sheets, relating to a real estate secured loan to an unaffiliated third party. During 2020, we received payments of approximately $1.4 million in principal and recognized approximately $0.6 million in interest on this note which matures on October 1, 2025. At December 31, 2020 and 2019, the outstanding note receivable balance was approximately $6.4 million and $7.9 million, respectively, and the weighted average interest rate was approximately 7.0% for both periods. Interest is recognized over the life of the note and is included in interest and other income in our consolidated statements of income and comprehensive income. We will provide for an allowance on our note receivable for expected losses if it becomes apparent conditions exist which may lead to our inability to collect all contractual amounts due. No allowance has been recognized on this note receivable as of December 31, 2020 or 2019.
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate property revenue through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for each of the years ended December 31, 2020, 2019, and 2018.
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
Recent Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary relief to simplify the accounting for modifying contracts to transition away from referenced rates such as LIBOR and other interbank offered rates. To be eligible for these accounting reliefs, the modifications i) must change, or have the potential to change, the amount or timing of contractual cash flows and ii) be related to the replacement of the referenced rate expected to be discontinued. When the contracts have met the criteria above, modified contracts can be accounted for as a continuation of the existing contract and applied prospectively adjusting the effective interest rate in the agreement. ASU 2020-04 is effective for interim periods beginning January 1, 2020, and the contracts electing to use the optional relief must be entered into prior to December 31, 2022. We adopted ASU 2020-04 as of March 31, 2020 and applying this guidance for modifications, if any, prospectively through December 31, 2022. We do not expect our adoption of ASU 2020-04 to have a material impact on our consolidated financial statements as our only outstanding debt indexed to LIBOR are our unsecured credit facility and unsecured term loan.
In April 2020, the FASB's staff issued a question and answer document ("Q&A") focused on the application of lease modification accounting as a result of COVID-19. The Q&A allows companies, assuming the total payments of modified leases are substantially the same as or less than the total payments of the existing lease, to elect to bypass a lease-by-lease analysis, and instead either apply the lease modification accounting framework or not. The election is to be applied consistently to leases with similar characteristics and similar circumstances. Having met the required criteria as defined in the Q&A, we elected to not account for concessions as lease modifications. As disclosed above, the cash payments provided to residents relating to the Resident Relief Funds of approximately $9.1 million was recognized as a reduction to property revenues during the second quarter of 2020. We also elected to account for all other concessions provided to our residents/tenants, which were primarily related to a change of timing of rent payments with no significant changes to total payments or term, as a deferred payment in which we continue to recognize property revenue on the existing straight-line basis over the remaining lease term and recognize any changes in payment through lease receivables, which is recorded in other assets, net, in our consolidated balance sheets.
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.9 million, 1.1 million, and 2.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$123,911	$219,623	$156,128
Amount allocated to participating securities	(261)	(539)	(1,107)
Net income attributable to common shareholders – basic	$123,650	$219,084	$155,021

Total earnings per common share – basic	$1.24	$2.23	$1.63

Weighted average number of common shares outstanding – basic	99,385	98,460	95,208

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$123,650	$219,084	$155,021
Income allocated to common units from continuing operations	—	1,593	—
Net income attributable to common shareholders – diluted	$123,650	$220,677	$155,021

Total earnings per common share – diluted	$1.24	$2.22	$1.63

Weighted average number of common shares outstanding – basic	99,385	98,460	95,208
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	53	119	158
Common units	—	805	—
Weighted average number of common shares outstanding – diluted	99,438	99,384	95,366
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
The 2020 ATM program permits the use of forward sales agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. If we enter into a forward sale agreement, we expect the relevant forward purchasers will borrow from third parties and, through the relevant sales agent, acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). During the year ended December 31, 2020 and through the date of this filing, we did not enter into any forward sale agreements nor were there any shares sold under the 2020 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under the 2020 ATM program.
In May 2017, we created an ATM share offering program through which we can, but have no obligation to, sell common shares having an aggregate offering price of up to $315.3 million (the "2017 ATM program"). During the years ended December 31, 2019, we issued approximately 0.2 million common shares under the 2017 ATM program for a total net consideration of approximately $24.8 million. We did not sell any shares under the 2017 ATM Program during the year ended December 31, 2018, or through the period in 2020 before it was terminated. The proceeds from the sale of our common shares under the 2017 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. We terminated the 2017 ATM program in the second quarter of 2020 concurrently with the establishment of the 2020 ATM program, with shares with an offering price of $287.7 million remaining available for sale. Upon termination, no further common shares were available for sale under the 2017 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. There were no repurchases under this program for the years ended December 31, 2019 or 2020 or through the date of this filing. During the year ended December 31, 2018, we repurchased 3,222 common shares for approximately $0.3 million. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.5 million as of the date of this filing.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2020, we had approximately 97.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding. In February 2019, we issued approximately 3.4 million common shares in an underwritten equity offering and received approximately $328.4 million in net proceeds, which we used to acquire one operating property in Scottsdale, Arizona, and repay amounts on our unsecured line of credit and certain secured conventional mortgage debt.
In the first quarter of 2021, the Company's Board of Trust Managers declared a first quarter dividend of $0.83 per common share to our common shareholders of record as of March 31, 2021.
5. Operating Partnerships
At December 31, 2020, approximately 4% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2020, we held approximately 92% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.8 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units.

At December 31, 2020, approximately 31% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2020, we held approximately 95% of the outstanding common limited partnership units and the sole 1% general partnership interest of Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 0.9 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election and holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and one of our trust managers owns Camden Summit Partnership common limited partnership units.
We have Tax Protection Agreements, as amended, protecting the negative tax capital of certain holders of common units of limited partnership interest in the Camden Summit Partnership, which holders includes one of our Trust Managers as of December 31, 2020. The negative tax capital accounts of these certain unitholders totaled approximately $26.0 million in the aggregate as of December 31, 2020. In October 2020, we entered into a $40.0 million two-year unsecured floating rate term loan with an unrelated third party which supports the negative tax capital accounts. See Note 9, "Notes Payable", for a further discussion about this transaction.
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
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018 as income tax expense. Income taxes for the years ended December 31, 2020, 2019 and 2018, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains, or return of capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2020, 2019 and 2018 is set forth in the following table:

	Year Ended December 31,
	2020	2019	2018
Common Share Distributions
Ordinary income	$3.22	$2.53	$2.99
Long-term capital gain	0.04	0.46	0.09
Return of capital	0.06	—	—
Unrecaptured Sec. 1250 gain	—	0.21	—
Total	$3.32	$3.20	$3.08
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2020, our taxable REIT subsidiaries had immaterial net operating loss carryforwards (“NOL’s”) related to 2017 and prior which expire in years 2034 to 2037 and no material benefits related to these NOL’s have been recognized in our consolidated financial statements. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which was enacted in March 2020, 100% of NOL's are allowed to offset taxes in 2020, however, usage of any NOLs during 2021 and thereafter is limited to 80% of that year's taxable income. No material benefits related to NOLs were recognized in our 2020 consolidated financial statements.

The carrying value of net assets reported in our consolidated financial statements at December 31, 2020 exceeded the tax basis by approximately $1.4 billion.
Income Tax Expense. We had income tax expense of approximately $2.0 million, $1.1 million and $1.4 million for the tax years ended December 31, 2020, 2019 and 2018, respectively, which was comprised mainly of state income tax and federal income tax related to one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2020, 2019, and 2018, our deferred tax expense was not significant.
The income tax returns of Camden Property Trust and its subsidiaries are subject to examination by federal, state and local tax jurisdictions for years 2017 through 2019.  Tax attributes generated in years prior to 2017 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
The CARES Act was intended to support the economy during COVID-19 with technical corrections, or temporary modifications, to certain of the provisions of the Tax Cut and Jobs Act. These changes did not have a material impact on our consolidated financial statements.
7. Acquisitions and Dispositions
Asset Acquisition of Operating Properties. We did not acquire any operating properties during the year ended December 31, 2020. In December 2019, we acquired one operating property comprised of 186 apartment homes in Raleigh, North Carolina for approximately $75.1 million, and one operating property comprised of 552 apartment homes in Houston, Texas for approximately $147.2 million. We also acquired one operating property comprised of 326 apartment homes located in Austin, Texas for approximately $120.4 million in May 2019, and one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million in February 2019.
In 2018, we acquired one operating property comprised of 299 apartment homes located in Orlando, Florida, for approximately $89.8 million in September, one operating property comprised of 333 apartment homes located in Orlando, Florida, for approximately $81.4 million in February and one operating property comprised of 358 apartment homes located in St. Petersburg, Florida, for approximately $126.9 million in January.
Acquisitions of Land. During the year ended December 31, 2020, we acquired approximately 4.1 acres of land in Durham, North Carolina for approximately $27.6 million for the future development of approximately 354 apartment homes. We also acquired approximately 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for the future development of approximately 355 apartment homes.
In connection with the acquisition of the operating property in Houston, Texas in December 2019, we acquired approximately 2.3 acres of land adjacent to the operating property for approximately $8.0 million for the future development of approximately 300 apartment homes. During the year-ended December 31, 2019, we also acquired approximately 11.6 acres of land in Tempe, Arizona for approximately $18.0 million for the development of 397 apartment homes and approximately 4.3 acres of land in Charlotte, North Carolina for approximately $10.9 million for the development of 387 apartment homes.
During the year ended December 31, 2018, we acquired approximately 1.8 acres of land in Orlando, Florida for approximately $11.4 million for the development of a community with 360 apartment homes.
Land Holding Dispositions. During the year ended December 31, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of $0.4 million. During the year ended December 31, 2018, we sold approximately 14.1 acres of land adjacent to two development properties in Phoenix, Arizona for approximately $11.5 million.
Sale of Operating Properties. We did not sell any operating properties during the years ended December 31, 2020 or 2018. During the fourth quarter of 2019, we sold our remaining three operating properties in Corpus Christi, Texas. The operating properties sold included two consolidated communities comprised of 632 apartment homes and one joint venture community comprised of 270 apartment homes. The total net proceeds recognized from the disposition of the two consolidated communities was approximately $69.4 million and we recognized a gain of approximately $49.9 million. See Note 8, "Investments in Joint Ventures" for further discussion of the joint venture community.

8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). At December 31, 2020, 2019, and 2018, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. In March 2015, we completed the formation of a third fund with an unaffiliated third party for additional multifamily investments of up to $450.0 million. In June 2019, we amended the third fund's agreement, among other things, to reduce the investments from $450.0 million to approximately $360.0 million and increase our ownership interest from 20% to 40%. This third fund did not own any properties in 2020, 2019, or 2018. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	2020	2019
Total assets	$691.5	$685.0
Total third-party debt	509.1	496.9
Total equity	149.1	153.4

	2020	2019	2018
Total revenues (1)	$128.5	$131.7	$127.4
Gain on sale of operating property (2)	—	19.8	—
Net income	15.8	37.5	16.4
Equity in income (3) (4)	8.1	14.8	7.8

(1)Total revenues for the year ended December 31, 2020 includes approximately $1.3 million of Resident Relief Funds payments which was recorded as a reduction to property revenues.
(2)In December 2019, one of the funds sold one operating property comprised of 270 apartment homes for approximately $38.5 million.
(3)Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
(4)Equity in income for the year ended December 31, 2020 includes our ownership interest of the Resident Relief Funds payments of approximately $0.4 million. Equity in income for the year ended December 31, 2019 includes our ownership interest of the gain on sale of the operating property of approximately $6.2 million.
The Funds in which we have a partial interest have been funded in part with secured third-party debt. As of December 31, 2020, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $7.6 million, $6.8 million, and $5.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2020	2019
Commercial banks
Unsecured credit facility	$—	$44.0
1.85% Term loan, due 2022	39.7	99.7
	$39.7	$143.7

Senior unsecured notes
3.15% Notes, due 2022	$348.6	$348.0
5.07% Notes, due 2023	248.9	248.4
4.36% Notes, due 2024	249.2	249.0
3.68% Notes, due 2024	248.4	248.0
3.74% Notes, due 2028	397.3	396.7
3.67% Notes, due 2029 (1)	594.3	593.7
2.91% Notes, due 2030	743.5	—
3.41% Notes, due 2049	296.7	296.6
	$3,126.9	$2,380.4

Total notes payable (2)	$3,166.6	$2,524.1
(1)The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2)Unamortized debt discounts and debt issuance costs of $23.4 million and $19.9 million are included in senior unsecured notes payable as of December 31, 2020 and 2019, respectively.
We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2020 through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2020, we had no borrowings outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $12.0 million, leaving approximately $888.0 million available under our credit facility.
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

In October 2020, we entered into a $40 million two-year unsecured floating rate term loan with an unrelated third party. The interest rate on the term loan is based on LIBOR plus a base rate. Also in October 2020, we used the net proceeds from the $40 million term loan together with cash on hand to repay the $100.0 million unsecured term loan which was scheduled to mature in 2022. As a result of the early repayment, we expensed approximately $0.2 million of unamortized loan costs, which are reflected in the loss on early retirement of debt in our consolidated statements of income and comprehensive income.
In October 2019, we used the net proceeds from the 2049 Notes, together with cash on hand, to fund the early redemption of all of the $250 million aggregate principal amount of our 4.78% effective rate Senior Notes due 2021, plus a make-whole premium and accrued and unpaid interest to the date of redemption, and to prepay all of the approximately $45.3 million aggregate principal amount of our 4.38% secured conventional mortgage note due 2045, plus a prepayment premium and interest to the date of repayment. In connection with these transactions, we recorded an approximate 12.0 million loss on early retirement of debt in the fourth quarter of 2019.
At December 31, 2020, we had $39.7 million outstanding floating rate debt with a weighted average interest rate of approximately 1.9%. At December 31, 2019, we had outstanding floating rate debt of approximately $143.7 million which included amounts borrowed under our unsecured credit facility with a weighted average interest rate of approximately 2.7%.
Our indebtedness had a weighted average maturity of 8.4 years at December 31, 2020. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2020:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
2021	$(3.7)	—%
2022	386.3	3.0%
2023	247.3	5.1
2024	497.9	4.0
2025	(1.8)	—
Thereafter	2,040.6	3.4
Total	$3,166.6	3.6%
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
In connection with the issuance of our 3.74% Notes due 2028 in October 2018, we settled an aggregate of $400.0 million forward interest rate swap designated hedges resulting in a cash receipt of approximately $15.9 million which was recorded in accumulated other comprehensive income on our consolidated balance sheets and will be recognized over the 10-year life of the issued debt as an adjustment to interest expense. In connection with the 2029 Notes issued in June 2019, we settled all of our remaining outstanding forward interest rate swaps with a total notional value of $300.0 million resulting in a net cash payment of approximately $20.4 million. Amounts in other comprehensive income associated with the settled forward interest rate swaps of our 3.67% Notes will be reclassified to interest expense through 2026. As of December 31, 2020, the amount we expect to be reclassified into earnings in the next 12 months as an increase to interest expense is approximately $1.3 million. At December 31, 2020 and 2019, we did not have any designated hedges outstanding.
Non-Designated Hedges. Derivatives are not entered into for trading or speculative purposes and are used to manage our exposure to interest rate movements and other identified risks. Our non-designated hedges are either specifically non-designated by management or do not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings in interest and other income. At December 31, 2020 and 2019, we did not have any non-designated hedges outstanding.
The table below presents the effect of our derivative financial instruments in the consolidated statements of income and comprehensive income for the years ended December 31, 2020, 2019, and 2018:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019	2018		2020	2019	2018
Interest Rate Swaps	$—	$(13.0)	$6.8	Interest expense	$(1.3)	$0.1	0.4
11. Share-based Compensation and Benefit Plans
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by the Company’s shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include officers and employees of the Company or any of its subsidiaries, Trust Managers of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as set forth as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of December 31, 2020, there were approximately 7.0 million common shares available under the 2018 Share Plan, which would result in approximately 2.0 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for option and share awards charged against income was approximately $15.3 million, $16.8 million, and $17.8 million for 2020, 2019 and 2018, respectively. Total capitalized compensation cost for option and share awards was approximately $3.4 million for each of the years ended December 31, 2020 and 2019, and was approximately $3.0 million for the year ended December 31, 2018.
A summary of activity under our share incentive plans for the year ended December 31, 2020 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2019	264,654	$90.44
Granted	181,298	113.46
Exercised/Vested	(196,464)	95.12
Forfeited	(9,760)	103.61
Total nonvested share awards outstanding at December 31, 2020	239,728	$103.48
Options. Stock options other than reload options have a contractual life of ten years and vest over periods up to three years. Reload options vest at the grant date. Reload options granted in 2018 were for the number of shares tendered as payment for the exercise price upon the exercise of the option with a reload provision. The reload options granted in 2018 had an exercise price equal to the fair market value of a common share on the date of grant and expired on the same date as the original options which were exercised. None of our current incentive compensation plans carry reload option rights, and all of our obligations relating to reload options were satisfied as of December 31, 2019. Expense for stock options is based on grant date fair value and recognized on a straight-line method over the vesting period.
We estimated the fair values of each option award on the date of grant using the Black-Scholes option pricing model. There were no options granted in the years ended December 31, 2020 or 2019. The weighted-average fair value of reload stock options granted during the year ended December 31, 2018 and the weighted-average assumptions for such grants were as follows:

Year Ended December 31, 2018
Weighted average fair value of options granted	$4.11
Expected volatility	15.1%
Risk-free interest rate	2%
Expected dividend yield	3.3%
Expected life	1 year
Our computations of expected volatility for 2018 was based on the historical volatility of our common shares over a time period equal to the expected life of the option and ending on the grant date, and the interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield on our common shares was based on the historical dividend yield over the expected term of the options granted. Our computation of expected life was based upon historical experience of similar awards, giving consideration to the contractual terms of the share-based awards.
The total intrinsic value of options exercised was approximately $2.0 million during the year ended December 31, 2018. At December 31, 2020 and December 2019, there were no unrecognized compensation costs related to unvested options and there were no options outstanding.
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
At December 31, 2020, 2019 and 2018, the weighted average fair value of share awards granted was $113.46, $98.84 and $82.81, respectively. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was approximately $18.7 million, $25.5 million, and $24.0 million, respectively. At December 31, 2020, the unamortized value of previously issued unvested share awards was approximately $12.9 million which is expected to be amortized over the next two years.
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

	2020	2019	2018
Shares purchased	22,496	22,032	15,330
Weighted average fair value of shares purchased	$95.97	$105.93	$90.93
Expense recorded (in millions)	$0.3	$0.4	$0.2
Rabbi Trust. We established a rabbi trust for a select group of participants in which share awards granted under the share incentive plan and salary and other cash amounts earned may be deposited. The rabbi trust was only in use for deferrals made prior to 2005, including bonuses related to service in 2004 but paid in 2005. The rabbi trust was an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2020 and 2019, approximately 1.4 million share awards were held in the rabbi trust. Additionally, as of December 31, 2020 and 2019, the rabbi trust held trading securities totaling approximately $11.3 million and $12.5 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2020 and 2019, approximately $16.5 million and $17.3 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 0.9 million and 0.8 million share awards were held in the plan at December 31, 2020 and 2019, respectively. Additionally, as of December 31, 2020 and 2019, the plan held trading securities totaling approximately $118.5 million and $139.3 million, respectively, which represents cash deferrals made by plan participants and diversification of share awards within the plan to trading securities. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
The Non-Qualified Deferred Compensation Plan previously permitted participants in the plan to diversify their shares into other equity securities subject to a six-month holding period. In December 2018, the plan was amended and restated and effective January 1, 2019 participants in the Non-Qualified Deferred Compensation Plan were no longer able to diversify their common shares; accordingly, the fully vested share awards and the proportionate share of nonvested share awards previously eligible for diversification were reclassified on the effective date from temporary equity into additional paid-in capital in our consolidated balance sheet.
The following table summarizes the eligible share award activity for the year ended December 31, 2018, prior to the amendment effective January 1, 2019:

(in thousands)	2018
Temporary equity:
Balance at beginning of period	$77,230
Change in classification	16,407
Change in redemption value	(669)
Diversification of share awards (429 shares during December 31, 2018)	(40,294)
Balance at December 31, 2018	$52,674
401(k) Savings Plan. We have a 401(k) savings plan which is a voluntary defined contribution plan, and provides participating employees the ability to elect to contribute up to 60 percent of eligible compensation, subject to limitations as defined by the federal tax code, with the Company making matching contributions up to a predetermined limit. The matching contributions made for the years ended December 31, 2020, 2019, and 2018 were approximately $3.4 million, $3.1 million, and $2.9 million, respectively. Employees become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service.

12. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2020				December 31, 2019
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$129.8	$—	$—	$129.8	$151.8	$—	$—	$151.8

(1)Approximately $37.8 million and $18.0 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2020 and 2019, respectively.
Nonrecurring Fair Value Disclosures. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” We had no asset acquisitions of operating properties during the year ended December 31, 2020 and four asset acquisitions of operating properties during the year ended December 31, 2019. We recorded the real estate assets and identifiable above and below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 7, "Acquisitions and Dispositions" for a further discussion about these acquisitions.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2020 and 2019, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	December 31, 2020		December 31, 2019
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,126.9	$3,519.9	$2,380.4	$2,533.5
Floating rate notes payable (1)	39.7	40.0	143.7	143.8
(1)Includes balances outstanding under our unsecured credit facility at December 31, 2019.

13. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Change in assets:
Other assets, net	$(5,235)	$(6,976)	$10,364
Change in liabilities:
Accounts payable and accrued expenses	(62)	19,713	(4,133)
Accrued real estate taxes	11,745	(1,014)	1,910
Other liabilities	997	23,119	(1,486)
Other	2,060	3,252	2,898
Change in operating accounts and other	$9,505	$38,094	$9,553

14. Commitments and Contingencies
Construction Contracts. As of December 31, 2020, we estimate the additional cost to complete the seven consolidated projects currently under construction to be approximately $325.4 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings or secured mortgages.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2020, we had approximately $1.4 million earnest money deposits, of which $0.8 million was non-refundable, for potential acquisitions of operating properties and land and are included in other assets, net in our consolidated balance sheet.
Lease Commitments. Substantially all of our operating leases recorded in our consolidated balance sheets are related to office facility leases. We had no significant changes to our lessee lease commitments for the year ended December 31, 2020. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use ("ROU") assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred.
The following is a summary of our operating lease related information:

($ in millions)		As of December 31,
Balance sheet	Classification	2020	2019
Right-of-use assets, net	Other assets, net	$9.2	$10.6
Operating lease liabilities	Other liabilities	$13.0	$15.0

($ in millions)		Year ended
Statement of income and comprehensive income	Classification	2020	2019
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$3.0	$2.9
Variable lease expense	General and administrative expenses and property management expenses	1.3	1.4
Total lease expense		$4.3	$4.3

($ in millions)		Year ended
Statement of cash flows	Classification	2020	2019
Cash flows from operating leases	Net cash from operating activities	$3.3	$3.1
Supplemental lease information
Weighted average remaining lease term (years)		4.4	5.3
Weighted average discount rate - operating leases (1)		4.8%	4.9%
(1)We use a secured incremental borrowing rate, as defined by ASC 842 based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.
The following is a summary of our maturities of our lease liabilities as of December 31, 2020:

(in millions)
Year ended December 31,	Operating Leases
2021	$3.5
2022	3.1
2023	3.0
2024	2.8
2025	2.0
Thereafter	0.1
Less: discount for time value	(1.5)
Lease liability as of December 31, 2020	$13.0
Prior to our adoption of ASU 2016-02 on January 1, 2019, rental expense for the year ended December 31, 2018 was approximately $3.8 million. Minimum annual rental commitments as of December 31, 2018 for the years ending December 31, 2019 through 2023 were approximately $2.9 million, $3.0 million, $3.1 million, $2.7 million and $2.6 million, respectively, and approximately $4.5 million in the aggregate thereafter.
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
Employment Agreements. At December 31, 2020, we had employment agreements with 12 of our senior officers, the terms of which expire at various times through August 20, 2021. Such agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments plus a gross-up payment if certain situations occur, such as termination without cause or a change of control. In the case of 9 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of one agreement, the severance payment equals one times the respective current annual base salary for termination without cause and 2.99 times the greater of current gross income or average gross income over the previous three fiscal years in the case of a change of control. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2020 (in thousands)									Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Year of Completion/ Acquisition
Current communities (1):

ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,429	$753	$5,511	$63,182	$68,693	$14,121	$54,572	2016
Camden Copper Square	4,825	23,672	9,561	4,825	33,233	38,058	21,673	16,385	2000
Camden Foothills	11,006	33,712	458	11,006	34,170	45,176	8,618	36,558	2014
Camden Legacy	4,068	26,612	21,934	4,068	48,546	52,614	31,381	21,233	1998
Camden Montierra	13,687	31,727	6,195	13,687	37,922	51,609	12,158	39,451	2012
Camden North End I	16,108	82,620	160	16,108	82,780	98,888	13,887	85,001	2019
Camden Old Town Scottsdale	23,227	71,784	2,749	23,227	74,533	97,760	9,584	88,176	2019
Camden Pecos Ranch	3,362	24,492	6,299	3,362	30,791	34,153	11,785	22,368	2012
Camden San Marcos	11,520	35,166	6,737	11,520	41,903	53,423	13,809	39,614	2012
Camden San Paloma	6,480	23,045	11,854	6,480	34,899	41,379	20,795	20,584	2002
Camden Sotelo	3,376	30,576	1,962	3,376	32,538	35,914	8,630	27,284	2013
Camden Tempe (2)	9,248	35,254	771	9,248	36,025	45,273	8,532	36,741	2015
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	13,082	9,381	67,292	76,673	39,866	36,807	2001
Camden Glendale	21,492	96,158	732	21,492	96,890	118,382	21,152	97,230	2015
Camden Harbor View	16,079	127,459	39,171	16,079	166,630	182,709	79,336	103,373	2003
Camden Main and Jamboree	17,363	75,387	3,129	17,363	78,516	95,879	25,841	70,038	2008
Camden Martinique	28,401	51,861	30,528	28,401	82,389	110,790	52,954	57,836	1998
Camden Sea Palms	4,336	9,930	9,082	4,336	19,012	23,348	11,732	11,616	1998
The Camden	18,286	118,730	377	18,286	119,107	137,393	23,120	114,273	2016
San Diego/Inland Empire
Camden Landmark	17,339	71,315	4,351	17,339	75,666	93,005	22,122	70,883	2012
Camden Old Creek	20,360	71,777	9,796	20,360	81,573	101,933	35,368	66,565	2007
Camden Sierra at Otay Ranch	10,585	49,781	14,183	10,585	63,964	74,549	32,621	41,928	2003
Camden Tuscany	3,330	36,466	8,594	3,330	45,060	48,390	23,277	25,113	2003
Camden Vineyards	4,367	28,494	5,550	4,367	34,044	38,411	19,340	19,071	2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	8,474	8,091	52,477	60,568	14,388	46,180	2012
Camden Caley	$2,047	$17,445	$11,980	$2,047	$29,425	$31,472	$17,033	$14,439	2000
Camden Denver West	6,396	51,552	13,376	6,396	64,928	71,324	19,601	51,723	2012
Camden Flatirons	6,849	72,631	1,244	6,849	73,875	80,724	18,465	62,259	2015
Camden Highlands Ridge	2,612	34,726	23,709	2,612	58,435	61,047	34,607	26,440	1996
Camden Interlocken	5,293	31,612	20,839	5,293	52,451	57,744	31,535	26,209	1999
Camden Lakeway	3,915	34,129	28,057	3,915	62,186	66,101	38,614	27,487	1997
Camden Lincoln Station	4,648	51,762	515	4,648	52,277	56,925	9,960	46,965	2017
Camden RiNo	15,989	62,868	—	15,989	62,868	78,857	2,399	76,458	2020
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	6,316	4,835	28,920	33,755	14,082	19,673	2005
Camden College Park	16,409	91,503	8,253	16,409	99,756	116,165	32,039	84,126	2008
Camden Dulles Station	10,807	61,548	12,108	10,807	73,656	84,463	27,856	56,607	2008
Camden Fair Lakes	15,515	104,223	14,790	15,515	119,013	134,528	57,384	77,144	2005
Camden Fairfax Corner	8,484	72,953	11,140	8,484	84,093	92,577	39,342	53,235	2006
Camden Fallsgrove	9,408	43,647	6,683	9,408	50,330	59,738	24,807	34,931	2005
Camden Grand Parc	7,688	35,900	4,977	7,688	40,877	48,565	18,742	29,823	2005
Camden Lansdowne	15,502	102,267	27,898	15,502	130,165	145,667	61,283	84,384	2005
Camden Largo Town Center	8,411	44,163	5,074	8,411	49,237	57,648	23,359	34,289	2005
Camden Monument Place	9,030	54,089	9,600	9,030	63,689	72,719	25,689	47,030	2007
Camden NoMa	19,442	82,306	776	19,442	83,082	102,524	22,724	79,800	2014
Camden NoMa II	17,331	91,211	166	17,331	91,377	108,708	25,714	82,994	2017
Camden Potomac Yard	16,498	88,317	15,059	16,498	103,376	119,874	39,770	80,104	2008
Camden Roosevelt	11,470	45,785	7,065	11,470	52,850	64,320	23,892	40,428	2005
Camden Russett	13,460	61,837	8,442	13,460	70,279	83,739	33,871	49,868	2005
Camden Shady Grove	24,177	89,820	342	24,177	90,162	114,339	21,123	93,216	2018
Camden Silo Creek	9,707	45,301	9,538	9,707	54,839	64,546	25,354	39,192	2005
Camden Washingtonian	13,512	75,134	70	13,512	75,204	88,716	12,209	76,507	2018
FLORIDA
Southeast Florida
Camden Aventura	12,185	47,616	15,563	12,185	63,179	75,364	32,596	42,768	2005
Camden Boca Raton	2,201	50,057	721	2,201	50,778	52,979	12,412	40,567	2014
Camden Brickell	14,621	57,031	35,211	14,621	92,242	106,863	42,270	64,593	2005
Camden Doral	10,260	40,416	8,224	10,260	48,640	58,900	24,218	34,682	2005
Camden Doral Villas	6,476	25,543	8,210	6,476	33,753	40,229	17,672	22,557	2005
Camden Las Olas	12,395	79,518	31,588	12,395	111,106	123,501	50,458	73,043	2005
Camden Plantation	6,299	77,964	16,862	6,299	94,826	101,125	44,773	56,352	2005
Camden Portofino	$9,867	$38,702	$11,171	$9,867	$49,873	$59,740	$24,477	$35,263	2005
Orlando
Camden Hunter's Creek	4,156	20,925	6,990	4,156	27,915	32,071	14,517	17,554	2005
Camden Lago Vista	3,497	29,623	6,651	3,497	36,274	39,771	18,649	21,122	2005
Camden LaVina	12,907	42,617	1,714	12,907	44,331	57,238	14,767	42,471	2012
Camden Lee Vista	4,350	34,643	15,586	4,350	50,229	54,579	28,486	26,093	2000
Camden North Quarter	9,990	68,471	1,372	9,990	69,843	79,833	12,524	67,309	2018
Camden Orange Court	5,319	40,733	4,298	5,319	45,031	50,350	18,787	31,563	2008
Camden Thornton Park	11,711	74,628	2,677	11,711	77,305	89,016	10,633	78,383	2018
Camden Town Square	13,127	45,997	1,509	13,127	47,506	60,633	14,502	46,131	2012
Camden World Gateway	5,785	51,821	9,172	5,785	60,993	66,778	29,826	36,952	2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	30,526	7,450	93,809	101,259	52,322	48,937	1998/2002
Camden Montague	3,576	16,534	1,041	3,576	17,575	21,151	5,954	15,197	2012
Camden Pier District	16,704	105,383	1,496	16,704	106,879	123,583	19,447	104,136	2018
Camden Preserve	1,206	17,982	13,397	1,206	31,379	32,585	20,879	11,706	1997
Camden Royal Palms	2,147	38,339	4,787	2,147	43,126	45,273	18,719	26,554	2007
Camden Westchase Park	11,955	36,254	1,267	11,955	37,521	49,476	11,743	37,733	2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	14,571	7,174	46,555	53,729	22,761	30,968	2005
Camden Buckhead Square	13,200	43,785	1,312	13,200	45,097	58,297	6,976	51,321	2017
Camden Creekstone	5,017	19,912	5,784	5,017	25,696	30,713	8,458	22,255	2012
Camden Deerfield	4,895	21,922	12,895	4,895	34,817	39,712	17,201	22,511	2005
Camden Dunwoody	5,290	23,642	10,388	5,290	34,030	39,320	18,313	21,007	2005
Camden Fourth Ward	10,477	51,258	1,948	10,477	53,206	63,683	13,726	49,957	2014
Camden Midtown Atlanta	6,196	33,828	11,848	6,196	45,676	51,872	23,659	28,213	2005
Camden Paces	15,262	102,521	1,597	15,262	104,118	119,380	26,304	93,076	2015
Camden Peachtree City	6,536	29,063	9,033	6,536	38,096	44,632	19,559	25,073	2005
Camden Shiloh	4,181	18,798	6,492	4,181	25,290	29,471	13,746	15,725	2005
Camden St. Clair	7,526	27,486	9,090	7,526	36,576	44,102	19,637	24,465	2005
Camden Stockbridge	5,071	22,693	5,789	5,071	28,482	33,553	14,670	18,883	2005
Camden Vantage	11,787	68,822	10,630	11,787	79,452	91,239	21,013	70,226	2013
NORTH CAROLINA
Charlotte
Camden Ballantyne	$4,503	$30,250	$10,512	$4,503	$40,762	$45,265	$21,701	$23,564	2005
Camden Cotton Mills	4,246	19,147	7,938	4,246	27,085	31,331	14,770	16,561	2005
CoWork by Camden	814	3,422	24	814	3,446	4,260	428	3,832	2019
Camden Dilworth	516	16,633	4,820	516	21,453	21,969	9,736	12,233	2006
Camden Fairview	1,283	7,223	4,933	1,283	12,156	13,439	7,198	6,241	2005
Camden Foxcroft	1,408	7,919	5,158	1,408	13,077	14,485	7,619	6,866	2005
Camden Foxcroft II	1,152	6,499	3,983	1,152	10,482	11,634	5,627	6,007	2005
Camden Gallery	7,930	51,957	967	7,930	52,924	60,854	10,823	50,031	2017
Camden Grandview	7,570	33,859	14,721	7,570	48,580	56,150	24,553	31,597	2005
Camden Grandview II	4,617	17,852	86	4,617	17,938	22,555	2,151	20,404	2019
Camden Sedgebrook	5,266	29,211	8,851	5,266	38,062	43,328	20,286	23,042	2005
Camden South End	6,625	29,175	16,872	6,625	46,047	52,672	22,233	30,439	2005
Camden Stonecrest	3,941	22,021	7,713	3,941	29,734	33,675	16,079	17,596	2005
Camden Touchstone	1,203	6,772	4,101	1,203	10,873	12,076	6,238	5,838	2005
Raleigh
Camden Carolinian	14,765	56,674	710	14,765	57,384	72,149	3,536	68,613	2019
Camden Crest	4,412	31,108	8,522	4,412	39,630	44,042	19,295	24,747	2005
Camden Governor's Village	3,669	20,508	8,108	3,669	28,616	32,285	14,146	18,139	2005
Camden Lake Pine	5,746	31,714	15,747	5,746	47,461	53,207	24,639	28,568	2005
Camden Manor Park	2,535	47,159	12,352	2,535	59,511	62,046	26,958	35,088	2006
Camden Overlook	4,591	25,563	10,955	4,591	36,518	41,109	20,155	20,954	2005
Camden Reunion Park	2,931	18,457	11,917	2,931	30,374	33,305	16,168	17,137	2005
Camden Westwood	4,567	25,519	10,304	4,567	35,823	40,390	17,997	22,393	2005
TEXAS
Austin
Camden Cedar Hills	2,684	20,931	4,520	2,684	25,451	28,135	10,403	17,732	2008
Camden Gaines Ranch	5,094	37,100	11,274	5,094	48,374	53,468	25,261	28,207	2005
Camden Huntingdon	2,289	17,393	11,233	2,289	28,626	30,915	21,695	9,220	1995
Camden La Frontera	3,250	32,376	872	3,250	33,248	36,498	8,815	27,683	2015
Camden Lamar Heights	3,988	42,773	1,025	3,988	43,798	47,786	11,477	36,309	2015
Camden Rainey Street	30,044	85,477	1,783	30,044	87,260	117,304	8,397	108,907	2019
Camden Stoneleigh	3,498	31,285	9,372	3,498	40,657	44,155	20,705	23,450	2006
Dallas/Fort Worth
Camden Addison	$11,516	$29,332	$9,493	$11,516	$38,825	$50,341	$15,406	$34,935	2012
Camden Belmont	12,521	61,522	7,295	12,521	68,817	81,338	20,709	60,629	2012
Camden Buckingham	2,704	21,251	12,005	2,704	33,256	35,960	23,104	12,856	1997
Camden Centreport	1,613	12,644	7,708	1,613	20,352	21,965	13,890	8,075	1997
Camden Cimarron	2,231	14,092	9,005	2,231	23,097	25,328	18,002	7,326	1997
Camden Farmers Market	17,341	74,193	31,968	17,341	106,161	123,502	59,444	64,058	2001/2005
Camden Henderson	3,842	15,256	983	3,842	16,239	20,081	5,229	14,852	2012
Camden Legacy Creek	2,052	12,896	7,782	2,052	20,678	22,730	15,174	7,556	1997
Camden Legacy Park	2,560	15,449	9,104	2,560	24,553	27,113	17,669	9,444	1997
Camden Valley Park	3,096	14,667	17,619	3,096	32,286	35,382	29,242	6,140	1994
Camden Victory Park	13,445	71,735	808	13,445	72,543	85,988	15,742	70,246	2016
Houston
Camden City Centre	4,976	44,735	12,248	4,976	56,983	61,959	22,860	39,099	2007
Camden City Centre II	5,101	28,131	716	5,101	28,847	33,948	9,105	24,843	2013
Camden Downtown I	7,813	123,397	—	7,813	123,397	131,210	8,257	122,953	2020
Camden Greenway	16,916	43,933	23,290	16,916	67,223	84,139	45,687	38,452	1999
Camden Highland Village	28,536	111,802	4,176	28,536	115,978	144,514	7,860	136,654	2019
Camden Holly Springs	11,108	42,852	13,726	11,108	56,578	67,686	21,516	46,170	2012
Camden McGowen Station	6,089	85,038	178	6,089	85,216	91,305	14,948	76,357	2018
Camden Midtown	4,583	18,026	12,575	4,583	30,601	35,184	21,009	14,175	1999
Camden Oak Crest	2,078	20,941	7,084	2,078	28,025	30,103	16,305	13,798	2003
Camden Park	4,922	16,453	7,146	4,922	23,599	28,521	9,217	19,304	2012
Camden Plaza	7,204	31,044	6,834	7,204	37,878	45,082	12,052	33,030	2007
Camden Post Oak	14,056	92,515	20,524	14,056	113,039	127,095	33,081	94,014	2013
Camden Royal Oaks	1,055	20,046	4,439	1,055	24,485	25,540	11,402	14,138	2006
Camden Royal Oaks II	587	12,743	28	587	12,771	13,358	4,124	9,234	2012
Camden Stonebridge	1,016	7,137	7,598	1,016	14,735	15,751	10,920	4,831	1993
Camden Sugar Grove	7,614	27,594	5,874	7,614	33,468	41,082	11,264	29,818	2012
Camden Travis Street	1,780	29,104	2,391	1,780	31,495	33,275	12,163	21,112	2010
Camden Vanderbilt	16,076	44,918	28,762	16,076	73,680	89,756	52,831	36,925	1994/1997
Camden Whispering Oaks	1,188	26,242	2,559	1,188	28,801	29,989	12,279	17,710	2008

Total current communities:	$1,222,815	$6,461,452	$1,279,200	$1,222,815	$7,740,652	$8,963,467	$3,033,778	$5,929,689

Communities under construction:
Name / location
Camden Atlantic Plantation, FL		$38,297			$38,297	$38,297		$38,297	N/A
Camden Buckhead Atlanta, GA		116,645			116,645	116,645	4	116,641	N/A
Camden Hillcrest San Diego, CA		64,251			64,251	64,251		64,251	N/A
Camden Lake Eola Orlando, FL		116,667			116,667	116,667	33	116,634	N/A
Camden NoDa Charlotte, NC		27,749			27,749	27,749		27,749	N/A
Camden North End II (3) Phoenix, AZ		70,378			70,378	70,378	371	70,007	N/A
Camden Tempe II Tempe, AZ		30,735			30,735	30,735		30,735	N/A

Total communities under construction:	$—	$464,722	$—	$—	$464,722	$464,722	$408	$464,314

Development pipeline communities:
Name/location
Camden Arts District Los Angeles, CA		$33,001			$33,001	$33,001		$33,001	N/A
Camden Cameron Village Raleigh, NC		20,852			20,852	20,852		20,852	N/A
Camden Downtown II Houston, TX		12,057			12,057	12,057		12,057	N/A
Camden Durham Durham, NC		28,373			28,373	28,373		28,373	N/A
Camden Highland Village II Houston, TX		8,507			8,507	8,507		8,507	N/A
Camden Paces III Atlanta, GA		16,825			16,825	16,825		16,825	N/A

Total development pipeline communities:	$—	$119,615	$—	$—	$119,615	$119,615	$—	$119,615

Corporate		5,373		—	5,373	5,373		5,373	N/A

	$—	$5,373	$—	$—	$5,373	$5,373	$—	$5,373

TOTAL	$1,222,815	$7,051,162	$1,279,200	$1,222,815	$8,330,362	$9,553,177	$3,034,186	$6,518,991
(1)All communities were unencumbered at December 31, 2020.
(2)Property formerly known as Camden Hayden.
(3)Property is in lease-up at December 31, 2020. Balances presented here include costs which are including in buildings and improvements and land on the consolidated balance sheet at December 31, 2020. These costs related to completed unit turns for this property.
S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2020 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2020	2019	2018
Balance, beginning of period	$9,115,793	$8,328,475	$7,667,743
Additions during period:
Acquisition of operating properties	—	422,309	286,901
Development and repositions	349,890	341,236	300,294
Improvements	87,865	75,360	84,841
Deductions during period:
Cost of real estate sold – other	(371)	(51,587)	(11,304)
Balance, end of period	$9,553,177	$9,115,793	$8,328,475
The changes in accumulated depreciation for the years ended December 31:
	2020	2019	2018
Balance, beginning of period	$2,686,025	$2,403,149	$2,118,839
Depreciation of real estate assets	348,161	317,026	284,310
Dispositions	—	(34,150)	—
Balance, end of period	$3,034,186	$2,686,025	$2,403,149
The aggregate cost for federal income tax purposes at December 31, 2020 was $8.6 billion.
S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2020					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carry amount of mortgages (a)
Parking Garage Developer advances Houston, TX	(b)	October 1, 2025	(c)	$6,423	$6,423

(a)    The aggregate cost at December 31, 2020 for federal income tax purposes was approximately $6,423.
(b)    This loan currently bears interest at 7% on any unpaid principal balance.
(c)    Payments will consist of annual interest and principal payments from October 1, 2020 to October 1, 2025.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2020	2019	2018
Balance, beginning of period	$7,868	$9,314	$18,790
Additions:
Advances under real estate loans	—	—	—
Deductions:
Collections of principal	(1,445)	(1,446)	(9,476)
Balance, end of period	$6,423	$7,868	$9,314
S-3