Form 10-Q
period 2021-03-31
CAMDEN PROPERTY TRUST
filed 2021-04-30
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 16, 2021, 97,682,634 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Assets
Real estate assets, at cost
Land	$1,233,937	$1,225,214
Buildings and improvements	7,863,707	7,763,748
	$9,097,644	$8,988,962
Accumulated depreciation	(3,124,504)	(3,034,186)
Net operating real estate assets	$5,973,140	$5,954,776
Properties under development, including land	541,958	564,215
Investments in joint ventures	18,800	18,994
Total real estate assets	$6,533,898	$6,537,985
Accounts receivable – affiliates	19,502	20,158
Other assets, net	213,126	216,276
Cash and cash equivalents	333,402	420,441
Restricted cash	4,105	4,092
Total assets	$7,104,033	$7,198,952
Liabilities and equity
Liabilities
Unsecured notes payable	$3,167,557	$3,166,625
Accounts payable and accrued expenses	159,111	175,608
Accrued real estate taxes	33,155	66,156
Distributions payable	84,282	84,147
Other liabilities	185,852	189,829
Total liabilities	$3,629,957	$3,682,365
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 109,181 and 109,110 issued; 106,962 and 106,860 outstanding at March 31, 2021 and December 31, 2020, respectively	1,070	1,069
Additional paid-in capital	4,588,056	4,581,710
Distributions in excess of net income attributable to common shareholders	(842,628)	(791,079)
Treasury shares, at cost (9,279 and 9,442 common shares at March 31, 2021 and December 31, 2020, respectively)	(335,511)	(341,412)
Accumulated other comprehensive loss	(5,010)	(5,383)
Total common equity	$3,405,977	$3,444,905
Non-controlling interests	68,099	71,682
Total equity	$3,474,076	$3,516,587
Total liabilities and equity	$7,104,033	$7,198,952
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Property revenues	$267,568	$265,879
Property expenses
Property operating and maintenance	$63,479	$59,956
Real estate taxes	37,453	34,180
Total property expenses	$100,932	$94,136
Non-property income
Fee and asset management	$2,206	$2,527
Interest and other income	332	329
Income/(loss) on deferred compensation plans	3,626	(14,860)
Total non-property income (loss)	$6,164	$(12,004)
Other expenses
Property management	$6,124	$6,527
Fee and asset management	1,132	843
General and administrative	14,222	13,233
Interest	23,644	19,707
Depreciation and amortization	93,141	91,859
Expense/(benefit) on deferred compensation plans	3,626	(14,860)
Total other expenses	$141,889	$117,309
Gain on sale of land	—	382
Equity in income of joint ventures	1,914	2,122
Income from continuing operations before income taxes	$32,825	$44,934
Income tax expense	(352)	(467)
Net income	$32,473	$44,467
Less income allocated to non-controlling interests	(1,126)	(1,183)
Net income attributable to common shareholders	$31,347	$43,284

Earnings per share – basic	$0.31	$0.43
Earnings per share – diluted	$0.31	$0.43
Weighted average number of common shares outstanding – basic	99,547	99,298
Weighted average number of common shares outstanding – diluted	99,621	99,380
Condensed Consolidated Statements of Comprehensive Income
Net income	$32,473	$44,467
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	373	366
Comprehensive income	$32,846	$44,833
Less income allocated to non-controlling interests	(1,126)	(1,183)
Comprehensive income attributable to common shareholders	$31,720	$43,650
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended March 31, 2021

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2020	$1,069	$4,581,710	$(791,079)	$(341,412)	$(5,383)	$71,682	$3,516,587
Net income			31,347			1,126	32,473
Other comprehensive income					373		373
Net share awards		2,965		5,901			8,866
Employee share purchase plan		87					87
Conversion of operating partnership units	1	3,316				(3,317)	—
Cash distributions declared to equity holders ($0.83 per common share)			(82,896)			(1,392)	(84,288)
Other		(22)					(22)
Equity, March 31, 2021	$1,070	$4,588,056	$(842,628)	$(335,511)	$(5,010)	$68,099	$3,474,076

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended March 31, 2020

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2019	$1,069	$4,566,731	$(584,167)	$(348,419)	$(6,529)	$73,039	3,701,724
Net income			43,284			1,183	44,467
Other comprehensive income					366		366
Net share awards		3,206		5,641			8,847
Employee share purchase plan		82					82
Cash distributions declared to equity holders ($0.83 per common share)			(82,687)			(1,451)	(84,138)
Other		(24)					(24)
Equity, March 31, 2020	$1,069	$4,569,995	$(623,570)	$(342,778)	$(6,163)	$72,771	$3,671,324

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$32,473	$44,467
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	93,141	91,859
Gain on sale of land	—	(382)
Distributions of income from joint ventures	1,881	2,010
Equity in income of joint ventures	(1,914)	(2,122)
Share-based compensation	3,677	3,433
Net change in operating accounts and other	(40,802)	(28,681)
Net cash from operating activities	$88,456	$110,584
Cash flows from investing activities
Development and capital improvements, including land	$(90,325)	$(109,554)
Proceeds from sale of land	—	753
Increase in non-real estate assets	(1,315)	(3,006)
Other	(426)	(1,869)
Net cash from investing activities	$(92,066)	$(113,676)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$—	$253,000
Repayments on unsecured credit facility and other short-term borrowings	—	(171,000)
Distributions to common shareholders and non-controlling interests	(84,147)	(80,973)
Payment of deferred financing costs	(403)	(407)
Other	1,134	1,617
Net cash from financing activities	$(83,416)	$2,237
Net decrease in cash, cash equivalents, and restricted cash	(87,026)	(855)
Cash, cash equivalents, and restricted cash, beginning of period	424,533	27,499
Cash, cash equivalents, and restricted cash, end of period	$337,507	$26,644
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$333,402	$22,277
Restricted cash	4,105	4,367
Total cash, cash equivalents, and restricted cash, end of period	$337,507	$26,644
Supplemental information
Cash paid for interest, net of interest capitalized	$15,724	$17,581
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	84,282	84,112
Value of shares issued under benefit plans, net of cancellations	16,937	18,412
Conversion of operating partnership units to common shares	3,317	—
Accrual associated with construction and capital expenditures	17,519	24,017
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	—	69
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2021, we owned interests in, operated, or were developing 175 multifamily properties comprised of 59,459 apartment homes across the United States. Of the 175 properties, eight properties were under construction as of March 31, 2021, and will consist of a total of 2,608 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of March 31, 2021, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  During the three months ended March 31, 2021, certain unit holders of one of these consolidated operating partnerships redeemed their common limited partnership units in exchange for CPT common shares of approximately $3.3 million, and as of March 31, 2021, we held approximately 93% of the outstanding common limited partnership units and the sole 1% general partnership interest in this consolidated operating partnership. As of March 31, 2021, we held approximately 95% of the outstanding common limited partnership units and the sole 1% general partnership interest of the other consolidated operating partnership.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2020 Annual Report on Form 10-K.
Acquisitions of Real Estate. Upon an acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition; the net carrying value of in-place leases are included in other assets, net and the net carrying value of above or below market leases are included in other liabilities, net in our condensed consolidated balance sheets.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three months ended March 31, 2021 or 2020.

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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.8 million and $4.5 million for the three months ended March 31, 2021 and 2020, respectively. Capitalized real estate taxes were approximately $1.4 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.
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
Financial Instrument Fair Value Disclosures. As of March 31, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts and presented as property revenues, which include rental revenue and revenue from amounts received under contractual terms for other services provided to our customers. As a lessor, we also elected practical expedients to: i) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and ii) exclude from lease revenues the sales taxes collected from lessees and certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. Details of our material revenue streams are discussed below:
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
In accordance with the Financial Accounting Standards Board ("FASB") question and answer document issued in April 2020, we elected to account for the pandemic-related concessions provided to our residents/tenants, which were primarily related to a change of timing of rent payments with no significant changes to total payments or term, as a deferred payment in which we continue to recognize property revenue on the existing straight-line basis over the remaining applicable lease term. We recognize any changes in payment through lease receivables, which is recorded in other assets, net, in our condensed consolidated balance sheets, and any identified uncollectible amounts related to deferred amounts are presented as an adjustment to property revenue.
As of March 31, 2021, our average residential lease term was approximately fourteen months with all other commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2021	$497.2
2022	89.3
2023	4.2
2024	3.4
2025	2.7
Thereafter	6.9
Total	$603.7
Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.

Note Receivable. We have one note receivable included in other assets, net, in our condensed consolidated balance sheets, relating to a real estate secured loan made to an unaffiliated third party. This note receivable matures on October 1, 2025. At both March 31, 2021 and December 31, 2020, the outstanding note receivable principal balance was approximately $6.4 million and the weighted average interest rate was approximately 7.0% for both the three months ended March 31, 2021 and 2020, respectively. Interest is recognized over the life of the note and included in interest and other income in our condensed consolidated statements of income and comprehensive income. We will provide for an allowance on our note receivable for expected losses if it becomes apparent conditions exist which may lead to our inability to collect all contractual amounts due. No allowance has been recognized on this note receivable as of March 31, 2021.
3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards, units convertible into common shares, and shares which could be settled under equity forward sales agreements. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sales agreement will be considered in our calculation for diluted earnings-per-share until settlement, using the treasury stock method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 1.9 million for each of the three months ended March 31, 2021 and 2020. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$31,347	$43,284
Amount allocated to participating securities	(43)	(99)
Net income attributable to common shareholders – basic	$31,304	$43,185

Total earnings per common share – basic	$0.31	$0.43

Weighted average number of common shares outstanding – basic	99,547	99,298

Earnings per common share calculation – diluted
Net income attributable to common shareholders – diluted	$31,304	$43,185

Total earnings per common share – diluted	$0.31	$0.43

Weighted average number of common shares outstanding – basic	99,547	99,298
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	74	82
Weighted average number of common shares outstanding – diluted	99,621	99,380
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
The 2020 ATM program permits the use of forward sales agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date. If we enter into a forward sale agreement, we expect the relevant forward purchasers will borrow from third parties and, through the relevant sales agent, acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). During the three months ended March 31, 2021 and through the date of this filing, we did not enter into any forward sale agreements nor were there any shares sold under the 2020 ATM program. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under the 2020 ATM program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three months ended March 31, 2021. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2021, we had approximately 97.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Dispositions
Acquisition of Land. We did not acquire any land during the three months ended March 31, 2021. During the three months ended March 31, 2020, we acquired approximately 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for the future development of approximately 355 apartment homes.
Disposition of Land. We did not sell any land during the three months ended March 31, 2021. During the three months ended March 31, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million in March 2020 and recognized a gain of $0.4 million.
6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). As of March 31, 2021, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. We hold a 40% ownership interest in a third fund with an unaffiliated third party which may hold multifamily investments of approximately $360 million; this third fund did not own any properties as of March 31, 2021 or 2020. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	March 31, 2021	December 31, 2020
Total assets	$682.4	$691.5
Total third-party debt	512.5	509.1
Total equity	148.4	149.1

	Three Months Ended March 31,
(in millions)	2021	2020
Total revenues	$33.0	$32.3
Net income	3.8	4.5
Equity in income (1)	1.9	2.1
(1)Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

The Funds have been funded in part with secured third-party debt and, as of March 31, 2021, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.5 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2021	December 31, 2020
Commercial banks
1.85% Term Loan, due 2022	$39.8	$39.7

Senior unsecured notes
3.15% Notes, due 2022	$348.8	$348.6
5.07% Notes, due 2023	249.0	248.9
4.36% Notes, due 2024	249.3	249.2
3.68% Notes, due 2024	248.5	248.4
3.74% Notes, due 2028	397.4	397.3
3.67% Notes, due 2029 (1)	594.4	594.3
2.91% Notes, due 2030	743.7	743.5
3.41% Notes, due 2049	296.7	296.7
	$3,127.8	$3,126.9

Total unsecured notes payable (2)	$3,167.6	$3,166.6
(1)    The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2) Unamortized debt discounts and debt issuance costs of $22.4 million and $23.4 million are included in senior unsecured notes payable as of March 31, 2021 and December 31, 2020, respectively.
We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2021 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2021, we had no borrowings outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $12.2 million, leaving approximately $887.8 million available under our credit facility.

At March 31, 2021, we had $39.8 million outstanding floating rate debt with a weighted average interest rate of approximately 1.9%. At March 31, 2020, we had $225.8 million outstanding floating rate debt which included amounts borrowed under our unsecured credit facility with a weighted average interest rate of approximately 2.1%.
Our indebtedness had a weighted average maturity of approximately 8.2 years at March 31, 2021. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2021:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2021	$(2.8)	—%
2022	386.3	3.0
2023	247.3	5.1
2024	497.9	4.0
2025	(1.7)	—
Thereafter	2,040.6	3.4
Total	$3,167.6	3.6%
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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. At March 31, 2021 and 2020, we had no designated hedges outstanding. The table below presents the effect of our derivative financial instruments which were settled in 2018 and 2019 in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2021 and 2020:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
Interest Rate Swaps	$—	$—	Interest expense	$(0.3)	$(0.3)

9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of March 31, 2021, there were approximately 6.4 million common shares available under the 2018 Share Plan, which would result in approximately 1.9 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $4.0 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively. Total capitalized compensation costs for share awards were approximately $0.9 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
A summary of activity under our share incentive plans for the three months ended March 31, 2021 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2020	239,728	$103.48
Granted	170,321	103.77
Vested	(176,346)	100.16
Forfeited	(6,924)	106.70
Total nonvested share awards outstanding at March 31, 2021	226,779	$106.18
Share Awards and Vesting. Share awards for employees generally vest over three years and are valued at the market value of the shares on the grant date. In the event the holder of the share awards attains at least age 65, and with respect to employees, also attain at least ten or more years of service ("Retirement Eligibility") before the term in which the awards are scheduled to vest, the value of the share awards is amortized from the date of grant to the individual's Retirement Eligibility date. All new share awards granted after reaching retirement eligibility vest on the date of grant.
The weighted average fair value of share awards granted during the three months ended March 31, 2021 and 2020 was $103.77 per share and $117.70 per share, respectively. The total fair value of shares vested during the three months ended March 31, 2021 and 2020 was approximately $17.7 million and $16.8 million, respectively. At March 31, 2021, the unamortized value of previously issued unvested share awards was approximately $20.9 million which is expected to be amortized over the next three years.
10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Change in assets:
Other assets, net	$(1,838)	$(1,825)
Change in liabilities:
Accounts payable and accrued expenses	(7,127)	(5,107)
Accrued real estate taxes	(33,001)	(22,046)
Other liabilities	232	(480)
Other	932	777
Change in operating accounts and other	$(40,802)	$(28,681)

11. Commitments and Contingencies
Construction Contracts. As of March 31, 2021, we estimate the total additional cost to complete the eight properties currently under construction to be approximately $357.9 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
Other Commitments and Contingencies. In the ordinary course of our business we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2021, we had approximately $1.3 million earnest money deposits, of which $0.8 million was non-refundable, for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheet.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the three months ended March 31, 2021.The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. The following is a summary of our maturities of our lease liabilities as of March 31, 2021:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2021	$2.6
2022	3.1
2023	3.0
2024	2.8
2025	2.0
Thereafter	0.1
Less: discount for time value	(1.4)
Lease liability as of March 31, 2021	$12.2
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2021 and 2020 as income tax expense. Income taxes for the three months ended March 31, 2021 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2021.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2021				December 31, 2020
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$125.8	$—	$—	$125.8	$129.8	$—	$—	$129.8
(1)Approximately $9.4 million and $37.8 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any asset acquisitions of operating properties or impairments during the three months ended March 31, 2021.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2021 and December 31, 2020, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	March 31, 2021		December 31, 2020
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,127.8	$3,346.7	$3,126.9	$3,519.9
Floating rate notes payable	39.8	40.1	39.7	40.0
14. Related Party Transaction
In March 2021, we entered into an amended agreement with certain holders of common units of limited partnership interest in one of our consolidated operating partnerships, Camden Summit Partnership, L.P., which holders include one of our Trust Managers. The amended agreement specifies the time period CPT is obligated to protect such unitholders for certain tax liabilities. We currently have a $40 million unsecured debt term loan that was entered into in October 2020 which supports these obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
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
•The ongoing pandemic and measures intended to prevent its spread and impact have and continue to have a material adverse effect on our business, results of operations, cash flows, and financial condition;
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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of March 31, 2021, we owned interests in, operated, or were developing 175 multifamily properties comprised of 59,459 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
Our results reflect the continued challenges the multifamily industry is currently facing as a result of the prolonged impact of the pandemic which became a global event in early March 2020. The future effects of the pandemic and the responses to curb its spread continue to evolve, and the full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for the next twelve months and thereafter is uncertain at this time.
Additionally, our property revenues and expenses have been and will likely continue to be impacted by the pandemic. For the three months ended March 31, 2021, we collected approximately 98.4% of our scheduled rents and approximately 1.6% of our scheduled rents are delinquent. As of April 25, 2021, our April collections are approximately 98.0% of scheduled rents and approximately 2.0% are delinquent.
Factors adversely affecting demand for and rents received from our multifamily communities have become pervasive across the United States. Overall weak consumer confidence, high unemployment, and government-imposed moratoriums on our ability to collect rents or evict non-paying tenants, among other factors, have also persisted through the date of this filing, and may continue to persist during the remainder of fiscal year 2021.
Consolidated Results
Net income attributable to common shareholders decreased approximately $11.9 million for the three months ended March 31, 2021 as compared to the same period in 2020.
The decrease during the three months ended March 31, 2021 was due to a decrease of approximately $5.1 million in property operations, higher interest expense of approximately $3.9 million, higher depreciation expense of approximately $1.3 million, higher general and administrative expenses of approximately $1.0 million, and a decrease in net fee and asset management income of approximately $0.6 million, as compared to the same period in 2020.
Property Operations
Our results for the three months ended March 31, 2021 reflect a decrease in same store revenues of 0.4% as compared to the same period in 2020. The decrease for the three months ended March 31, 2021 was primarily due to lower average rental rates and higher uncollectible revenue generally resulting from the continued impact of the pandemic. The decrease during the three months ended March 31, 2021 was partially offset by higher income from our bulk internet and other utility rebilling programs, higher fee income, higher other rental income, and slightly higher occupancy as compared to the same period in 2020.
Construction Activity
At March 31, 2021, we had a total of eight properties under construction comprising 2,608 apartment homes. Initial occupancies of these eight properties are currently scheduled to occur within the next 27 months. As of March 31, 2021, we estimate the total additional cost to complete the construction of the eight properties is approximately $357.9 million. The pandemic and efforts to curb its spread may adversely affect, among other matters, the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of or increases in the costs of materials or labor.
Future Outlook
Subject to market conditions as described above, we intend to continue to seek opportunities to develop new communities and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2020 at-the-market program ("2020 ATM program"), and other unsecured borrowings or secured mortgages.
As of March 31, 2021, we had approximately $333.4 million in cash and cash equivalents and $887.8 million available under our $900 million unsecured credit facilities. As of March 31, 2021 and through the date of this filing, we also had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under our 2020 ATM program and do not have any debt maturing until September 2022. Additionally, as of March 31, 2021 and through the date of this filing, 100% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2021		December 31, 2020
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,806	28	9,806	28
Washington, D.C. Metro	6,863	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	3,686	12
Austin, Texas	3,686	11	3,686	11
Orlando, Florida	3,594	10	3,594	10
Raleigh, North Carolina	3,240	9	3,240	9
Charlotte, North Carolina	3,104	14	3,104	14
Denver, Colorado	2,865	9	2,865	9
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,663	7	2,663	7
San Diego/Inland Empire, California	1,665	5	1,665	5
Total Operating Properties	56,851	167	56,850	167
Properties Under Construction
Phoenix, Arizona	740	2	740	2
Charlotte, North Carolina	387	1	387	1
Atlanta, Georgia	366	1	366	1
Orlando, Florida	360	1	360	1
Raleigh, North Carolina	354	1	—	—
Southeast Florida	269	1	269	1
San Diego/Inland Empire, California	132	1	132	1
Total Properties Under Construction	2,608	8	2,254	7
Total Properties	59,459	175	59,104	174

	March 31, 2021		December 31, 2020
	Apartment Homes	Properties	Apartment Homes	Properties
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,756	9	2,756	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,247	22	7,247	22
Total Properties Fully Consolidated	52,212	153	51,857	152
(1)Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Completed Construction in Lease-Up
At March 31, 2021, there were two completed consolidated operating properties and one completed unconsolidated joint venture operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 4/26/2021	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Property
Camden Downtown I
Houston, TX	271	$131.5	72%	3Q20	4Q21
Camden RiNo
Denver, CO	233	78.9	96%	4Q20	2Q21
Consolidated total	504	$210.4

Unconsolidated Operating Property
Camden Cypress Creek II (2)
Cypress, TX	234	$31.9	87%	4Q20	3Q21
(1)Excludes leasing costs, which are expensed as incurred.
(2)Property owned through an unconsolidated joint venture in which we own a 31.3% interest.
Properties Under Development
Our condensed consolidated balance sheet at March 31, 2021 included approximately $542.0 million related to properties under development and land. Of this amount, approximately $448.0 million related to our properties currently under construction. In addition, we had approximately $94.0 million invested primarily in land held for future development related to projects we currently expect to begin construction.

Properties Under Construction. At March 31, 2021, we had eight properties in various stages of construction as follows:

($ in millions) Property and Location (1)	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden North End II (2)
Phoenix, AZ	343	$90.0	$75.8	$39.7	1Q22	3Q22
Camden Lake Eola (3)
Orlando, FL	360	125.0	122.2	101.3	2Q21	2Q22
Camden Buckhead (4)
Atlanta, GA	366	160.0	130.9	97.0	1Q22	3Q22
Camden Hillcrest (5)
San Diego, CA	132	95.0	73.6	60.4	4Q21	3Q22
Camden Atlantic
Plantation, FL	269	100.0	50.4	50.4	4Q22	4Q23
Camden Tempe II
Tempe, AZ	397	115.0	36.2	36.2	3Q23	1Q25
Camden NoDa
Charlotte, NC	387	105.0	32.5	32.5	3Q23	1Q25
Camden Durham
Durham, NC	354	120.0	30.5	30.5	4Q23	1Q25
Total	2,608	$910.0	$552.1	$448.0
(1)The pandemic and efforts to curb its spread may adversely affect, among other matters, the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of or increases in the costs of materials or labor.
(2)Property in lease-up and was 48% leased at April 26, 2021.
(3)Property in lease-up and was 11% leased at April 26, 2021.
(4)Property in lease-up and was 15% leased at April 26, 2021.
(5)Subsequent to quarter end, property started lease-up and was 3% leased at April 26, 2021.
Development Pipeline Communities. At March 31, 2021, we had the following multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Arts District
Los Angeles, CA	354	$150.0	$34.4
Camden Village District (2)
Raleigh, NC	355	115.0	21.6
Camden Paces III
Atlanta, GA	350	100.0	17.1
Camden Downtown II
Houston, TX	271	145.0	12.2
Camden Highland Village II
Houston, TX	300	100.0	8.7
Total	1,630	$610.0	$94.0
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
(2)Formerly known as Camden Cameron Village.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Average monthly property revenue per apartment home	$1,804	$1,808
Annualized total property expenses per apartment home	$8,166	$7,682
Weighted average number of operating apartment homes owned 100%	49,439	49,017
Weighted average occupancy of operating apartment homes owned 100%	95.9%	95.9%

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
Reconciliations of net income to NOI for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$32,473	$44,467
Less: Fee and asset management income	(2,206)	(2,527)
Less: Interest and other income	(332)	(329)
Less: (Income)/loss on deferred compensation plans	(3,626)	14,860
Plus: Property management expense	6,124	6,527
Plus: Fee and asset management expense	1,132	843
Plus: General and administrative expense	14,222	13,233
Plus: Interest expense	23,644	19,707
Plus: Depreciation and amortization expense	93,141	91,859
Plus: Expense/(benefit) on deferred compensation plans	3,626	(14,860)
Less: Gain on sale of land	—	(382)
Less: Equity in income of joint ventures	(1,914)	(2,122)
Plus: Income tax expense	352	467
Net operating income	$166,636	$171,743
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2021 as compared to the same periods in 2020:

($ in thousands)	Apartment Homes at	Three Months Ended March 31,		Change
	3/31/2021	2021	2020	$	%
Property revenues:
Same store communities	45,490	$239,712	$240,605	$(893)	(0.4)%
Non-same store communities	3,610	22,959	22,983	(24)	(0.1)
Development and lease-up communities	3,112	3,312	75	3,237	*
Dispositions/other	—	1,585	2,216	(631)	(28.5)
Total property revenues	52,212	$267,568	$265,879	$1,689	0.6%
Property expenses:
Same store communities	45,490	$89,229	$84,651	$4,578	5.4%
Non-same store communities	3,610	8,804	8,556	248	2.9
Development and lease-up communities	3,112	1,872	150	1,722	*
Dispositions/other	—	1,027	779	248	31.8
Total property expenses	52,212	$100,932	$94,136	$6,796	7.2%
Property NOI:
Same store communities	45,490	$150,483	$155,954	$(5,471)	(3.5)%
Non-same store communities	3,610	14,155	14,427	(272)	(1.9)
Development and lease-up communities	3,112	1,440	(75)	1,515	*
Dispositions/other	—	558	1,437	(879)	(61.2)
Total property NOI	52,212	$166,636	$171,743	$(5,107)	(3.0)%
* Not a meaningful percentage.
(1)    Same store communities are communities we owned and were stabilized since January 1, 2020, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2020, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures which improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2020, excluding properties held for sale. Dispositions/other includes communities disposed of or held for sale which are not classified as discontinued operations, and non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous expenses.
Same Store Analysis
Same store property NOI decreased approximately $5.5 million for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease was primarily due to an increase in property expenses of approximately $4.6 million and a decrease of approximately $0.9 million in same store property revenues, as compared to the same period in 2020.
The $4.6 million increase in same store property expenses during the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to higher real estate taxes of approximately $2.6 million as a result of increased property valuations at a number of our communities and lower property tax refunds, higher utility expenses of approximately $0.8 million, higher property insurance and repairs and maintenance expenses of approximately $0.8 million, and higher salary, general and administrative, and other property expenses of approximately $0.4 million.
The $0.9 million decrease in same store property revenues during the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to higher uncollectible revenue of approximately $2.0 million due in part to the pandemic and $1.3 million or 0.8% decrease in average rental rates. The decrease for the three months ended March 31, 2021 was partially offset by an increase of approximately $1.1 million in income from our bulk internet and other utility rebilling programs, an increase of approximately $0.9 million related to fee and other income, and slightly higher occupancy, net reletting, and other rental income of approximately $0.4 million.

Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $1.2 million for the three months ended March 31, 2021 as compared to the same period in 2020. This increase was comprised of increases from development and lease-up communities of approximately $1.5 million and partially offset by a decrease from non-same store communities of approximately $0.3 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in property NOI from our development and lease-up communities was primarily due to the timing of completion and partial lease-up of two development properties in 2020 and the timing of lease up during the three months ended March 31, 2021. The decrease in property NOI from our non-same store communities was primarily due to higher repairs and maintenance, utilities, and property insurance expenses for the three months ended March 31, 2021 as compared to the same period in 2020.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $0.9 million for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease was due to lower NOI from our retail communities primarily due to higher uncollectible revenue and lower occupancy during the three months ended March 31, 2021 as a result of the continuation of the pandemic.
Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2021	2020	$	%
Fee and asset management	$2,206	$2,527	$(321)	(12.7)%
Interest and other income	332	329	3	0.9
Income/(loss) on deferred compensation plans	3,626	(14,860)	18,486	*
Total non-property income	$6,164	$(12,004)	$18,168	(151.3)%
*    Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects, decreased approximately $0.3 million for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease was primarily due to lower fees earned during the three months ended March 31, 2021 due to decreased construction and development activity for one property held by one of the Funds which was under construction throughout 2020 and completed in December 2020.
Our deferred compensation plans recognized income of approximately $3.6 million during the three months ended March 31, 2021, and a loss of approximately $14.9 million during the same period in 2020. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2021	2020	$	%
Property management	$6,124	$6,527	$(403)	(6.2)%
Fee and asset management	1,132	843	289	34.3
General and administrative	14,222	13,233	989	7.5
Interest	23,644	19,707	3,937	20.0
Depreciation and amortization	93,141	91,859	1,282	1.4
Expense/(benefit) on deferred compensation plans	3,626	(14,860)	18,486	*
Total other expenses	$141,889	$117,309	$24,580	21.0%
*    Not a meaningful percentage.
    Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.4 million for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease during the three months ended March 31, 2021 was primarily due to lower travel and conference related expenses, partially offset by higher salaries, benefits and incentive compensation costs. Property management expenses were 2.3% and 2.5% of total property revenues for the three months ended March 31, 2021 and 2020, respectively.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party projects increased approximately $0.3 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to higher discretionary spending incurred in managing our third-party construction activities, partially offset by lower expenses incurred during the three months ended March 31, 2021 as a result of a development property held by one of the Funds completing construction in December 2020.
General and administrative expense increased by approximately $1.0 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase during the three months ended March 31, 2021 was primarily due to higher salaries, benefits, and incentive compensation costs, partially offset by lower travel related costs. Excluding income (loss) on deferred compensation plans, general and administrative expenses were 5.3% and 4.9% of total revenues for the three months ended March 31, 2021 and 2020, respectively.
Interest expense increased approximately $3.9 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to the issuance of $750 million, 2.91% senior unsecured notes in April 2020 and the $40.0 million unsecured floating rate term loan entered into in October 2020. The increase was partially offset by a decrease in interest expense recognized on our unsecured credit facility due to having lower balances outstanding during the three months ended March 31, 2021 as compared to the same period in 2020. The increase was also partially offset by lower interest expense due to the repayment of our $100.0 million unsecured floating rate term loan in October 2020 and higher capitalized interest expense resulting from higher average balances in our development pipeline.
Depreciation and amortization expense increased approximately $1.3 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to the completion of units in our development pipeline and the completion of repositions during 2020 and 2021, and the completion of redevelopments during 2020. The increase was partially offset by a decrease of amortization of in-place leases relating to the acquisition of two operating properties in December 2019, which was amortized through the third quarter of 2020.
Our deferred compensation plans incurred expenses of approximately $3.6 million during the three months ended March 31, 2021, and recognized a benefit of approximately $14.9 million during the same period in 2020. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended March 31,		Change
($ in thousands)	2021	2020	$	%
Gain on sale of land	$—	$382	$(382)	100.0%
Equity in income of joint ventures	$1,914	$2,122	$(208)	(9.8)%
Income tax expense	$(352)	$(467)	$115	(24.6)%
The gain on sale of land for the three months ended March 31, 2020 was due to the sale of approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million.
Equity in income of joint ventures decreased approximately $0.2 million for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease was primarily due to one property held by one of the Funds, which completed construction in December 2020 and was under lease up during the three months ended March 31, 2021. We recognized our proportionate share of the loss while this property is in the lease-up phase of operations.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Funds from operations
Net income attributable to common shareholders	$31,347	$43,284
Real estate depreciation and amortization	90,707	89,511
Adjustments for unconsolidated joint ventures	2,599	2,242
Income allocated to non-controlling interests	1,126	1,282
Funds from operations	$125,779	$136,319

Less: recurring capitalized expenditures	(12,680)	(14,825)
Adjusted funds from operations	$113,099	$121,494

Weighted average shares – basic	99,547	99,298
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	74	82
Common units	1,720	1,748
Weighted average shares – diluted	101,341	101,128
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

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.2 and 7.8 for the three months ended March 31, 2021 and 2020, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. All of our consolidated properties were unencumbered at March 31, 2021 and 2020. Our weighted average maturity of debt was approximately 8.2 years at March 31, 2021.
Our primary sources of liquidity are cash and cash equivalents and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2020 ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:
•normal recurring operating expenses;
•current debt service requirements;
•recurring and non-recurring capital expenditures;
•reposition expenditures;
•funding of property developments, redevelopments, acquisitions, and joint venture investments; and
•the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, changes in rent control or rent stabilization laws, sources of financing, the minimum REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our cost of funds, and our ability to access capital markets. A variety of these factors, among others, could also be affected by the pandemic.
Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2021 and 2020:

Net cash from operating activities was approximately $88.5 million during the three months ended March 31, 2021 as compared to approximately $110.6 million for the same period in 2020. The decrease was primarily due to timing of and higher real estate tax payments in 2021 as compared to 2020. The decrease was also due to the continued pandemic-related impact on our property revenues and property expenses, as well as the timing of payments to vendors in 2021 as compared to 2020.

Net cash used in investing activities during the three months ended March 31, 2021 totaled approximately $92.1 million as compared to $113.7 million during the same period in 2020. Cash outflows during the three months ended March 31, 2021 primarily related to amounts paid for property development and capital improvements of approximately $90.3 million, and increases in non-real estate assets of $1.3 million. Cash outflows during the three months ended March 31, 2020 primarily related to amounts paid for property development and capital improvements of approximately $109.6 million and increases in non-real estate assets of $3.0 million. The decrease in property development and capital improvements for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to the acquisition of one development property during the three months ended March 31, 2020, the timing and completion of two consolidated operating properties during 2020, and the completion of repositions and redevelopments at several of our operating properties. The property development and capital improvements during the three months ended March 31, 2021 and 2020, included the following:

	Three Months Ended March 31,
(in millions)	2021	2020
Expenditures for new development, including land	$55.4	$64.8
Capital expenditures	17.8	17.2
Reposition expenditures	8.7	13.3
Capitalized interest, real estate taxes, and other capitalized indirect costs	8.4	8.2
Redevelopment expenditures	—	6.1
Total	$90.3	$109.6
Net cash used in financing activities totaled approximately $83.4 million for the three months ended March 31, 2021 as compared to net cash from financing activities of $2.2 million during the same period in 2020. Cash outflows during the three months ended March 31, 2021 primarily related to $84.1 million used for the distributions to common shareholders and non-controlling interest holders. Cash inflows during the three months ended March 31, 2020 primarily related to net proceeds of approximately $82.0 million of borrowings from our unsecured line of credit. These cash inflows during 2020 were partially offset by $81.0 million used for the distributions to common shareholders and non-controlling interest holders.

Financial Flexibility

We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the LIBOR plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2021 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2021, we had no borrowings outstanding on our credit facility and we had outstanding letters of credit totaling approximately $12.2 million, leaving approximately $887.8 million available under our credit facility.
In June 2020, we created the 2020 ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $362.7 million in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2020 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. There were no shares sold under the 2020 ATM program in the quarter ended March 31, 2021 and no shares have been sold through the date of this filing. As of the date of this filing, we had common shares having an aggregate offering price of up to $362.7 million remaining available for sale under the 2020 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. As of the date of this filing, we do not have any debt maturing until September 2022. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
We estimate the additional cost to complete the construction of eight properties to be approximately $357.9 million. Of this amount, we expect to incur costs between approximately $185 million and $200 million during the remainder of 2021 and to incur the remaining costs during 2022 through 2023. Additionally, during the remainder of 2021, we expect to incur costs between approximately $60 million and $64 million related to repositions and revenue enhancing expenditures, between approximately $22 million and $28 million related to the start of new development activities, and between approximately $57 million to $60 million related to additional recurring capital expenditures. The pandemic and efforts to curb its spread may adversely affect, among other matters, the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of or increases in the costs of materials or labor.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2020 ATM program, and other unsecured borrowings or secured mortgages. We continue to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In February 2021, our Board of Trust Managers declared a quarterly dividend of $0.83 per common share to our common shareholders of record as of March 31, 2021. The quarterly dividend was subsequently paid on April 16, 2021, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2021, our annualized dividend rate would be $3.32 per share or unit.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At March 31, 2021, our unconsolidated joint ventures had outstanding debt of approximately $512.5 million. As of March 31, 2021, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.
Inflation
Our apartment leases are for an average term of approximately fourteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
None

Item 1A.     Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended March 31, 2021.

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

10.1	Agreement, dated as of March 8, 2021 among William F. Paulsen, the 2014 Amended and Restated William B. McGuire Jr. Revocable Trust, 2012 DE CPT LLC, WBM CPT 2020 LLC, David F. Tufaro, Camden Property Trust, Camden Summit, Inc. and Camden Summit Partnership, L.P. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Camden Property Trust filed on March 11, 2021 (File No. 001-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 30, 2021

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 30, 2021

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	April 30, 2021
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer