Form 10-Q
period 2021-06-30
CAMDEN PROPERTY TRUST
filed 2021-07-30
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 16, 2021, 100,574,930 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Assets
Real estate assets, at cost
Land	$1,285,634	$1,225,214
Buildings and improvements	8,288,865	7,763,748
	$9,574,499	$8,988,962
Accumulated depreciation	(3,219,085)	(3,034,186)
Net operating real estate assets	$6,355,414	$5,954,776
Properties under development, including land	443,100	564,215
Investments in joint ventures	18,415	18,994
Total real estate assets	$6,816,929	$6,537,985
Accounts receivable – affiliates	19,183	20,158
Other assets, net	241,687	216,276
Cash and cash equivalents	374,556	420,441
Restricted cash	4,762	4,092
Total assets	$7,457,117	$7,198,952
Liabilities and equity
Liabilities
Unsecured notes payable	$3,168,492	$3,166,625
Accounts payable and accrued expenses	155,057	175,608
Accrued real estate taxes	66,696	66,156
Distributions payable	86,689	84,147
Other liabilities	193,975	189,829
Total liabilities	$3,670,909	$3,682,365
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 112,043 and 109,110 issued; 109,814 and 106,860 outstanding at June 30, 2021 and December 31, 2020, respectively	1,098	1,069
Additional paid-in capital	4,953,703	4,581,710
Distributions in excess of net income attributable to common shareholders	(897,761)	(791,079)
Treasury shares, at cost (9,242 and 9,442 common shares at June 30, 2021 and December 31, 2020, respectively)	(334,161)	(341,412)
Accumulated other comprehensive loss	(4,638)	(5,383)
Total common equity	$3,718,241	$3,444,905
Non-controlling interests	67,967	71,682
Total equity	$3,786,208	$3,516,587
Total liabilities and equity	$7,457,117	$7,198,952
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Property revenues	$276,523	$250,683	$544,091	$516,562
Property expenses
Property operating and maintenance	$65,544	$64,641	$129,023	$124,597
Real estate taxes	37,427	35,040	74,880	69,220
Total property expenses	$102,971	$99,681	$203,903	$193,817
Non-property income
Fee and asset management	$2,263	$2,380	$4,469	$4,907
Interest and other income	257	325	589	654
Income/(loss) on deferred compensation plans	6,400	11,435	10,026	(3,425)
Total non-property income	$8,920	$14,140	$15,084	$2,136
Other expenses
Property management	$6,436	$5,939	$12,560	$12,466
Fee and asset management	1,019	820	2,151	1,663
General and administrative	15,246	14,391	29,468	27,624
Interest	24,084	23,482	47,728	43,189
Depreciation and amortization	99,586	92,803	192,727	184,662
Expense/(benefit) on deferred compensation plans	6,400	11,435	10,026	(3,425)
Total other expenses	$152,771	$148,870	$294,660	$266,179
Gain on sale of land	—	—	—	382
Equity in income of joint ventures	2,198	1,633	4,112	3,755
Income from continuing operations before income taxes	$31,899	$17,905	$64,724	$62,839
Income tax expense	(460)	(394)	(812)	(861)
Net income	$31,439	$17,511	$63,912	$61,978
Less income allocated to non-controlling interests	(1,260)	(1,034)	(2,386)	(2,217)
Net income attributable to common shareholders	$30,179	$16,477	$61,526	$59,761

Earnings per share – basic	$0.30	$0.17	$0.61	$0.60
Earnings per share – diluted	$0.30	$0.17	$0.61	$0.60
Weighted average number of common shares outstanding – basic	100,701	99,399	100,127	99,348
Weighted average number of common shares outstanding – diluted	100,767	99,408	100,197	99,394
Condensed Consolidated Statements of Comprehensive Income
Net income	$31,439	$17,511	$63,912	$61,978
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	372	366	745	732
Comprehensive income	$31,811	$17,877	$64,657	$62,710
Less income allocated to non-controlling interests	(1,260)	(1,034)	(2,386)	(2,217)
Comprehensive income attributable to common shareholders	$30,551	$16,843	$62,271	$60,493
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the six months ended June 30, 2021

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2020	$1,069	$4,581,710	$(791,079)	$(341,412)	$(5,383)	$71,682	$3,516,587
Net income			61,526			2,386	63,912
Other comprehensive income					745		745
Common shares issued	29	358,814					358,843
Net share awards		7,483		6,355			13,838
Employee share purchase plan		2,439		896			3,335
Conversion of operating partnership units	1	3,316				(3,317)	—
Cash distributions declared to equity holders ($1.66 per common share)			(168,208)			(2,784)	(170,992)
Other	(1)	(59)					(60)
Equity, June 30, 2021	$1,098	$4,953,703	$(897,761)	$(334,161)	$(4,638)	$67,967	$3,786,208

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended June 30, 2021

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, March 31, 2021	$1,070	$4,588,056	$(842,628)	$(335,511)	$(5,010)	$68,099	3,474,076
Net income			30,179			1,260	31,439
Other comprehensive income					372		372
Common shares issued	29	358,814					358,843
Net share awards		4,518		454			4,972
Employee share purchase plan		2,352		896			3,248
Cash distributions declared to equity holders ($0.83 per common share)			(85,312)			(1,392)	(86,704)
Other	(1)	(37)					(38)
Equity, June 30, 2021	$1,098	$4,953,703	$(897,761)	$(334,161)	$(4,638)	$67,967	$3,786,208

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended June 30, 2020

	Common Shareholders
(in thousands)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, March 31, 2020	$1,069	$4,569,995	$(623,570)	$(342,778)	$(6,163)	$72,771	3,671,324
Net income			16,477			1,034	17,511
Other comprehensive income					366		366
Net share awards		3,940		738			4,678
Employee share purchase plan		558		403			961
Cash distributions declared to equity holders ($0.83 per common share)			(82,716)			(1,450)	(84,166)
Other	(1)	(106)					(107)
Equity, June 30, 2020	$1,068	$4,574,387	$(689,809)	$(341,637)	$(5,797)	$72,355	$3,610,567

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$63,912	$61,978
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	192,727	184,662
Gain on sale of land	—	(382)
Distributions of income from joint ventures	4,046	4,039
Equity in income of joint ventures	(4,112)	(3,755)
Share-based compensation	8,428	7,046
Net change in operating accounts and other	(21,332)	(3,414)
Net cash from operating activities	$243,669	$250,174
Cash flows from investing activities
Development and capital improvements, including land	$(188,170)	$(199,598)
Acquisition of operating properties	(289,447)	—
Proceeds from sale of land	—	753
Increase in non-real estate assets	(4,054)	(4,871)
Other	(1,236)	(1,920)
Net cash from investing activities	$(482,907)	$(205,636)
Cash flows from financing activities
Borrowings on unsecured credit facility and other short-term borrowings	$—	$358,000
Repayments on unsecured credit facility and other short-term borrowings	—	(402,000)
Proceeds from notes payable	—	743,103
Distributions to common shareholders and non-controlling interests	(168,429)	(165,085)
Proceeds from issuance of common shares	358,843	—
Other	3,609	(378)
Net cash from financing activities	$194,023	$533,640
Net increase (decrease) in cash, cash equivalents, and restricted cash	(45,215)	578,178
Cash, cash equivalents, and restricted cash, beginning of period	424,533	27,499
Cash, cash equivalents, and restricted cash, end of period	$379,318	$605,677
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$374,556	$601,584
Restricted cash	4,762	4,093
Total cash, cash equivalents, and restricted cash, end of period	$379,318	$605,677
Supplemental information
Cash paid for interest, net of interest capitalized	$47,733	$40,551
Cash paid for income taxes	1,746	146
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	86,689	84,138
Value of shares issued under benefit plans, net of cancellations	18,498	20,117
Conversion of operating partnership units to common shares	3,317	—
Accrual associated with construction and capital expenditures	23,916	27,259
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	—	69
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2021, we owned interests in, operated, or were developing 177 multifamily properties comprised of 60,219 apartment homes across the United States. Of the 177 properties, eight properties were under construction as of June 30, 2021, and will consist of a total of 2,608 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights and participating rights. As of June 30, 2021, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of June 30, 2021, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
We recognized amortization expense related to in-place leases of approximately $2.5 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $2.5 million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively. The amortization related to above and below-market leases for either the three or six months ended June 30, 2021 were not material and we recognized no amortization related to above and below-market leases for either the three or six months ended June 30, 2020. During the three and six months ended June 30, 2021, the weighted average amortization periods for in-place leases were approximately six months and eleven months, respectively. During the three and six months ended June 30, 2020, the weighted average amortization periods for in-place leases were approximately six months and seven months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the three or six months ended June 30, 2021 or 2020.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.4 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively, and was approximately $9.2 million and $8.6 million for the six months ended June 30, 2021 and 2020, respectively. Capitalized real estate taxes were approximately $1.1 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and were approximately $2.5 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.
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
Financial Instrument Fair Value Disclosures. As of June 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying values of our notes receivable also approximate their fair values, which are based on certain factors, such as market interest rates, terms of the note and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
As of June 30, 2021, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2021	$452.4
2022	261.2
2023	4.3
2024	3.5
2025	2.9
Thereafter	10.6
Total	$734.9
Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.
3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards, and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 1.8 million and 1.9 million for the three and six months ended June 30, 2021 and approximately 2.0 million and 1.9 million for the three and six months ended June 30, 2020. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$30,179	$16,477	$61,526	$59,761
Amount allocated to participating securities	(50)	(35)	(82)	(134)
Net income attributable to common shareholders – basic	$30,129	$16,442	$61,444	$59,627

Total earnings per common share – basic	$0.30	$0.17	$0.61	$0.60

Weighted average number of common shares outstanding – basic	100,701	99,399	100,127	99,348

Earnings per common share calculation – diluted
Net income attributable to common shareholders – diluted	$30,129	$16,442	$61,444	$59,627

Total earnings per common share – diluted	$0.30	$0.17	$0.61	$0.60

Weighted average number of common shares outstanding – basic	100,701	99,399	100,127	99,348
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	66	9	70	46
Weighted average number of common shares outstanding – diluted	100,767	99,408	100,197	99,394
4. Common Shares
In June 2020, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering price of up to $362.7 million (the "2020 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. As of the date of this filing, we had common shares having an aggregate offering price of up to $0.2 million remaining available for sale under the 2020 ATM program. No additional shares were sold subsequent to June 30, 2021 through the date of this filing. Actual sales from time to time depended on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us.
During the three and six months ended June 30, 2021, we sold an aggregate of approximately 2.9 million common shares at an average price per share of $126.64, for aggregate net consideration of approximately $358.8 million. The proceeds from the sale of our common shares under the 2020 ATM program were used for general corporate purposes, which included funding for development activities and financing for acquisitions.
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three and six months ended June 30, 2021. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2021, we had approximately 100.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Dispositions
Acquisition of Operating Properties. In June 2021, we acquired one operating property comprised of 328 apartment homes located in Franklin, Tennessee for approximately $105.3 million and one operating property comprised of 430 apartment homes located in Nashville, Tennessee for approximately $186.3 million.
Acquisition of Land. During the three months ended June 30, 2021, we acquired approximately 14.6 acres of land in The Woodlands, Texas for approximately $9.3 million and approximately 0.2 acres of land in St. Petersburg, Florida for approximately $2.1 million for future development purposes. During the six months ended June 30, 2020, we acquired approximately 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for future development purposes.
Disposition of Land. We did not sell any land during the six months ended June 30, 2021. During the six months ended June 30, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of $0.4 million.
6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). As of June 30, 2021, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. We hold a 40% ownership interest in a third fund with an unaffiliated third party which may hold multifamily investments of approximately $360 million; this third fund did not own any properties as of June 30, 2021 or 2020. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	June 30, 2021	December 31, 2020
Total assets	$688.1	$691.5
Total third-party debt	514.5	509.1
Total equity	147.1	149.1

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Total revenues (1)	$34.2	$30.7	$67.2	$63.0
Net income	4.7	2.9	8.4	7.4
Equity in income (2)(3)	2.2	1.6	4.1	3.8
(1)Total revenues for the three and six months ended June 30, 2020 includes approximately $1.3 million of Resident Relief Funds payments which was recorded as a reduction to property revenues.

(2)Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
(3)Equity in income for the three and six months ended June 30, 2020 includes our ownership interest of the Resident Relief Funds payments of approximately $0.4 million.

The Funds have been funded in part with secured third-party debt and, as of June 30, 2021, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.5 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $3.1 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2021	December 31, 2020
Commercial banks
1.85% Term Loan, due 2022	$39.8	$39.7

Senior unsecured notes
3.15% Notes, due 2022	$349.0	$348.6
5.07% Notes, due 2023	249.1	248.9
4.36% Notes, due 2024	249.4	249.2
3.68% Notes, due 2024	248.6	248.4
3.74% Notes, due 2028	397.5	397.3
3.67% Notes, due 2029 (1)	594.6	594.3
2.91% Notes, due 2030	743.8	743.5
3.41% Notes, due 2049	296.7	296.7
	$3,128.7	$3,126.9

Total unsecured notes payable (2)	$3,168.5	$3,166.6
(1)    The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2) Unamortized debt discounts and debt issuance costs of $21.5 million and $23.4 million are included in senior unsecured notes payable as of June 30, 2021 and December 31, 2020, respectively.
We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2021 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2021, we had no borrowings outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $12.2 million, leaving approximately $887.8 million available under our credit facility.
We had outstanding floating rate debt of approximately $39.8 million and $99.8 million at June 30, 2021 and 2020, respectively. The weighted average interest rate on such debt was approximately 1.9% and 1.2% for the six months ended June 30, 2021 and 2020, respectively.

Our indebtedness had a weighted average maturity of approximately 7.9 years at June 30, 2021. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2021:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2021	$(1.9)	—%
2022	386.3	3.0
2023	247.3	5.1
2024	497.9	4.0
2025	(1.7)	—
Thereafter	2,040.6	3.4
Total	$3,168.5	3.6%
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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. At June 30, 2021 and 2020, we had no designated hedges outstanding.
As of each of the three and six months ended June 30, 2021 and 2020, there were no unrealized gains or losses recognized in other comprehensive income related to derivative financial instruments. During each of the three months ended June 30, 2021 and 2020, approximately $0.3 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense and approximately $0.7 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense during each of the six months ended June 30, 2021 and 2020, for derivative financial instruments settled in prior periods.
9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of June 30, 2021, there were approximately 6.4 million common shares available under the 2018 Share Plan, which would result in approximately 1.8 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $4.4 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $8.4 million and $9.3 million for the six months ended June 30, 2021 and 2020, respectively. Total capitalized compensation costs for share awards were approximately $1.0 million for each of the three months ended June 30, 2021 and 2020, and approximately $1.9 million for each of the six months ended June 30, 2021 and 2020.
A summary of activity under our share incentive plans for the six months ended June 30, 2021 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2020	239,728	$103.48
Granted	184,499	105.17
Vested	(191,723)	101.34
Forfeited	(8,558)	106.52
Total nonvested share awards outstanding at June 30, 2021	223,946	$106.59
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
The weighted average fair value of share awards granted during the six months ended June 30, 2021 and 2020 was $105.17 per share and $113.74 per share, respectively. The total fair value of shares vested during the six months ended June 30, 2021 and 2020 was approximately $19.4 million and $18.4 million, respectively. At June 30, 2021, the unamortized value of previously issued unvested share awards was approximately $17.5 million which is expected to be amortized over the next three years.
10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Change in assets:
Other assets, net	$(9,698)	$(10,143)
Change in liabilities:
Accounts payable and accrued expenses	(14,328)	(1,111)
Accrued real estate taxes	(840)	8,088
Other liabilities	1,667	(1,917)
Other	1,867	1,669
Change in operating accounts and other	$(21,332)	$(3,414)
11. Commitments and Contingencies
Construction Contracts. As of June 30, 2021, we estimate the total additional cost to complete the eight properties currently under construction to be approximately $301.6 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
Other Commitments and Contingencies. In the ordinary course of our business we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2021, we had approximately $2.1 million earnest money deposits, of which $0.9 million was non-refundable, for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheet.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the six months ended June 30, 2021.The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.0 million for both the three months ended June 30, 2021 and 2020 and totaled approximately $2.2 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. The following is a summary of our maturities of our lease liabilities as of June 30, 2021:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2021	$1.7
2022	3.1
2023	3.0
2024	2.8
2025	2.0
Thereafter	0.1
Less: discount for time value	(1.2)
Lease liability as of June 30, 2021	$11.5
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2021 and 2020 as income tax expense. Income taxes for the three and six months ended June 30, 2021 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2021.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2021				December 31, 2020
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$132.9	$—	$—	$132.9	$129.8	$—	$—	$129.8
(1)Approximately $9.4 million and $37.8 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We completed two asset acquisitions of operating properties during the six months ended June 30, 2021. We recorded the real estate assets and identifiable above and below-market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 5, "Acquisitions and Dispositions" for a further discussion about these acquisitions.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2021 and December 31, 2020, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	June 30, 2021		December 31, 2020
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,128.7	$3,335.3	$3,126.9	$3,519.9
Floating rate notes payable	39.8	40.1	39.7	40.0

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
•Short-term leases could expose us to the effects of declining market rents;
•Competition could limit our ability to lease apartments or increase or maintain rental income;
•We could be negatively impacted by the risks associated with land holdings and related activities;
•The ongoing pandemic and measures intended to prevent its spread and impact have and could continue to have a material adverse effect on our business, results of operations, cash flows, and financial condition;
•Development, redevelopment and construction risks could impact our profitability;
•We could be impacted by our investments through joint ventures and investment funds which involve risks not present in investments in which we are the sole investor;
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
•Damage from catastrophic weather and other natural events could result in losses; and
•We could be adversely impacted due to our share price fluctuations.

These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of June 30, 2021, we owned interests in, operated, or were developing 177 multifamily properties comprised of 60,219 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
Since the pandemic began in March 2020, we believe the multifamily industry market conditions in which we operate have been challenging, but are showing recent signs of improvement. During the three months ended June 30, 2021, our results reflect an increase in same store revenues of approximately 4.1% as compared to the same period in 2020. The increase was primarily due to an increase in occupancy, higher realized rental rates, and higher reletting income, net of lower uncollectible revenue, which we believe was primarily attributable to improving job growth, favorable demographics, higher demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We currently believe U.S. economic and employment growth are likely to continue during 2021 and the supply of multifamily homes will remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders increased approximately $13.7 million and $1.8 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020.
The $13.7 million increase during the three months ended June 30, 2021 was primarily due to a $25.8 million increase in property revenues as we continue to see improvement in operations from the pandemic, resulting in increased occupancy, higher realized rental rates, and higher reletting income, net of uncollectible revenue, as compared to the same period in 2020. This increase was partially offset by higher property operating expenses of $3.3 million, higher depreciation expense of approximately $6.8 million, higher general and administrative expenses of approximately $0.9 million, higher interest expense of approximately $0.6 million, and higher other property management expense of $0.5 million, as compared to the same period in 2020.
The $1.8 million increase during the six months ended June 30, 2021 was primarily due to a $27.5 million increase in property revenues as we continue to see improvement in operations from the pandemic, resulting in increased occupancy and higher realized rental rates in our same store and non-same store communities, as compared to the same period in 2020. This increase was partially offset by higher property operating expenses of $10.1 million, higher depreciation expense of approximately $8.1 million, higher interest expense of approximately $4.5 million, higher general and administrative expenses of approximately $1.8 million, and lower net fee and asset management income of approximately $0.9 million. The increase was further offset due to a decrease of $0.4 million related to a gain on sale of land during the six months ended June 30, 2020.
Construction Activity
At June 30, 2021, we had a total of eight properties under construction comprising 2,608 apartment homes. Initial occupancies of these eight properties are currently scheduled to occur within the next 24 months. As of June 30, 2021, we estimate the total additional cost to complete the construction of the eight properties is approximately $301.6 million.
Acquisitions
Operating properties: In June 2021, we acquired one operating property comprised of 328 apartment homes located in Franklin, Tennessee for approximately $105.3 million and one operating property comprised of 430 apartment homes located in Nashville, Tennessee for approximately $186.3 million.
Land: In June 2021, we acquired approximately 14.6 acres of land in The Woodlands, Texas for approximately $9.3 million and approximately 0.2 acres of land in St. Petersburg, Florida for approximately $2.1 million for future development purposes.

Other
We issued approximately 2.9 million shares under our 2020 at-the-market ("ATM") program during the three months ended June 30, 2021 and received approximately $358.8 million in net proceeds.
Future Outlook
Subject to market conditions as described above, we intend to continue to seek opportunities to develop new communities and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from future ATM programs, and other unsecured borrowings or secured mortgages.
As of June 30, 2021, we had approximately $374.6 million in cash and cash equivalents and $887.8 million available under our $900 million unsecured credit facilities. As of June 30, 2021 and through the date of this filing, we do not have any debt maturing until September 2022 and 100% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2021		December 31, 2020
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,806	28	9,806	28
Washington, D.C. Metro	6,863	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	3,686	12	3,686	12
Austin, Texas	3,686	11	3,686	11
Orlando, Florida	3,594	10	3,594	10
Raleigh, North Carolina	3,242	9	3,240	9
Charlotte, North Carolina	3,104	14	3,104	14
Denver, Colorado	2,865	9	2,865	9
Southeast Florida	2,781	8	2,781	8
Tampa, Florida	2,736	7	2,736	7
Los Angeles/Orange County, California	2,663	7	2,663	7
San Diego/Inland Empire, California	1,665	5	1,665	5
Nashville, Tennessee	758	2	—	—
Total Operating Properties	57,611	169	56,850	167

	June 30, 2021		December 31, 2020
	Apartment Homes	Properties	Apartment Homes	Properties
Properties Under Construction
Phoenix, Arizona	740	2	740	2
Charlotte, North Carolina	387	1	387	1
Atlanta, Georgia	366	1	366	1
Orlando, Florida	360	1	360	1
Raleigh, North Carolina	354	1	—	—
Southeast Florida	269	1	269	1
San Diego/Inland Empire, California	132	1	132	1
Total Properties Under Construction	2,608	8	2,254	7
Total Properties	60,219	177	59,104	174
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,756	9	2,756	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,247	22	7,247	22
Total Properties Fully Consolidated	52,972	155	51,857	152
(1)Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities

We generally consider a property stabilized when it has reached 90% occupancy. During the three months ended June 30, 2021, stabilization was achieved at one consolidated operating property and one unconsolidated joint venture operating property as follows:

($ in millions) Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden RiNo
Denver, CO	233	4Q20	2Q21

Unconsolidated Operating Property
Camden Cypress Creek II
Cypress, TX	234	4Q20	2Q21

Completed Construction in Lease-Up
At June 30, 2021, there was one completed consolidated operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 7/25/2021	Date of Construction Completion	Estimated Date of Stabilization
Camden Downtown I
Houston, TX	271	$131.6	92%	3Q20	4Q21
(1)Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our condensed consolidated balance sheet at June 30, 2021 included approximately $443.1 million related to properties under development and land. Of this amount, approximately $334.3 million related to our properties currently under construction. In addition, we had approximately $108.8 million invested primarily in land held for future development related to projects we currently expect to begin construction.
Properties Under Construction. At June 30, 2021, we had eight properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden North End II (1)
Phoenix, AZ	343	$87.0	$77.9	$7.2	4Q21	2Q22
Camden Lake Eola (2)
Orlando, FL	360	125.0	124.0	27.9	3Q21	2Q22
Camden Buckhead (3)
Atlanta, GA	366	160.0	140.0	69.3	1Q22	3Q22
Camden Hillcrest (4)
San Diego, CA	132	95.0	80.2	46.6	4Q21	3Q22
Camden Atlantic
Plantation, FL	269	100.0	61.9	61.9	4Q22	4Q23
Camden Tempe II
Tempe, AZ	397	115.0	41.8	41.8	3Q23	1Q25
Camden NoDa
Charlotte, NC	387	105.0	41.2	41.2	3Q23	1Q25
Camden Durham
Durham, NC	354	120.0	38.4	38.4	4Q23	1Q25
Total	2,608	$907.0	$605.4	$334.3
(1)Property in lease-up and was 76% leased at July 25, 2021.
(2)Property in lease-up and was 57% leased at July 25, 2021.
(3)Property in lease-up and was 43% leased at July 25, 2021.
(4)Property in lease-up and was 16% leased at July 25, 2021.

Development Pipeline Communities. At June 30, 2021, we had the following multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Village District (2)
Raleigh, NC	355	$115.0	$22.3
Camden Woodmill Creek
The Woodlands, TX	188	60.0	9.6
Camden Arts District
Los Angeles, CA	354	150.0	35.9
Camden Pier District II
St. Petersburg, FL	95	50.0	2.4
Camden Paces III
Atlanta, GA	350	100.0	17.4
Camden Downtown II
Houston, TX	271	145.0	12.4
Camden Highland Village II
Houston, TX	300	100.0	8.8
Total	1,913	$720.0	$108.8
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
(2)Formerly known as Camden Cameron Village.
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average monthly property revenue per apartment home (1)	$1,848	$1,703	$1,826	$1,755
Annualized total property expenses per apartment home (2)	$8,256	$8,126	$8,211	$7,904
Weighted average number of operating apartment homes owned 100%	49,887	49,069	49,663	49,043
Weighted average occupancy of operating apartment homes owned 100%	97.3%	94.9%	96.8%	95.4%
(1)Includes approximately $9.1 million of Resident Relief Funds paid to residents at our wholly-owned communities who have experienced financial losses caused by the pandemic and was recorded as a reduction to property revenues during the three and six months ended June 30, 2020.
(2)Includes approximately $4.1 million of pandemic expenses at our operating communities, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.3 million in other directly-related pandemic expenses during the three and six months ended June 30, 2020.
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

Reconciliations of net income to NOI for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$31,439	$17,511	$63,912	$61,978
Less: Fee and asset management income	(2,263)	(2,380)	(4,469)	(4,907)
Less: Interest and other income	(257)	(325)	(589)	(654)
Less: (Income)/loss on deferred compensation plans	(6,400)	(11,435)	(10,026)	3,425
Plus: Property management expense	6,436	5,939	12,560	12,466
Plus: Fee and asset management expense	1,019	820	2,151	1,663
Plus: General and administrative expense	15,246	14,391	29,468	27,624
Plus: Interest expense	24,084	23,482	47,728	43,189
Plus: Depreciation and amortization expense	99,586	92,803	192,727	184,662
Plus: Expense/(benefit) on deferred compensation plans	6,400	11,435	10,026	(3,425)
Less: Gain on sale of land	—	—	—	(382)
Less: Equity in income of joint ventures	(2,198)	(1,633)	(4,112)	(3,755)
Plus: Income tax expense	460	394	812	861
Net operating income	$173,552	$151,002	$340,188	$322,745
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2021 as compared to the same periods in 2020:

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2021	2021	2020	$	%	2021	2020	$	%
Property revenues:
Same store communities	45,492	$245,330	$235,606	$9,724	4.1%	$485,042	$476,211	$8,831	1.9%
Non-same store communities	4,601	25,531	22,274	3,257	14.6	49,368	45,257	4,111	9.1
Development and lease-up communities	2,879	3,567	304	3,263	*	6,001	379	5,622	*
Resident Relief Funds	—	—	(9,074)	9,074	—	—	(9,074)	9,074	*
Other	—	2,095	1,573	522	33.2	3,680	3,789	(109)	(2.9)
Total property revenues	52,972	$276,523	$250,683	$25,840	10.3%	$544,091	$516,562	$27,529	5.3%
Property expenses:
Same store communities	45,492	$90,770	$85,504	$5,266	6.2%	$179,999	$170,155	$9,844	5.8%
Non-same store communities	4,601	9,536	8,587	949	11.1	18,883	17,143	1,740	10.1
Development and lease-up communities	2,879	1,679	643	1,036	*	3,008	793	2,215	*
Pandemic expenses	—	—	4,096	(4,096)	*	—	4,096	(4,096)	*
Other	—	986	851	135	15.9	2,013	1,630	383	23.5
Total property expenses	52,972	$102,971	$99,681	$3,290	3.3%	$203,903	$193,817	$10,086	5.2%
Property NOI:
Same store communities	45,492	$154,560	$150,102	$4,458	3.0%	$305,043	$306,056	$(1,013)	(0.3)%
Non-same store communities	4,601	15,995	13,687	2,308	16.9	30,485	28,114	2,371	8.4
Development and lease-up communities	2,879	1,888	(339)	2,227	*	2,993	(414)	3,407	*
Pandemic Related Impact	—	—	(13,170)	13,170	*	—	(13,170)	13,170	*
Other	—	1,109	722	387	53.6	1,667	2,159	(492)	(22.8)
Total property NOI	52,972	$173,552	$151,002	$22,550	14.9%	$340,188	$322,745	$17,443	5.4%

* Not a meaningful percentage.
(1)    Same store communities are communities we owned and were stabilized since January 1, 2020, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2020, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures which improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2020, excluding properties held for sale. Pandemic Related Impact relates to the Resident Relief Funds which were established for our residents experiencing financial losses caused by the pandemic and includes the amount we paid to residents at our wholly-owned communities as an adjustment to property revenues. The Pandemic Related Impact also includes direct related expenses incurred at our operating properties as a result of the pandemic. Other includes results from non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses.
Same Store Analysis
Same store property NOI increased approximately $4.5 million for the three months ended June 30, 2021 and decreased approximately $1.0 million for the six months ended June 30, 2021, as compared to the same periods in 2020.
The $4.5 million increase in same store property NOI for the three months ended June 30, 2021 was primarily due to an increase of approximately $9.7 million in same store property revenues which was partially offset by an increase in property expenses of approximately $5.2 million, as compared to the same period in 2020.
The $9.7 million increase in same store property revenues during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a $6.4 million increase in rental revenues comprised of higher occupancy, reletting fees, net of uncollectible revenue, and higher other rental income. The increase was also due to an increase of approximately $2.3 million related to fees and other income, and an increase of approximately $1.0 million in income from our bulk internet and other utility rebilling programs.
The $5.2 million increase in same store property expenses during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to higher real estate taxes of approximately $1.9 million as a result of increased property valuations at a number of our communities and lower property tax refunds, higher property insurance expense of approximately $1.4 million, higher repairs and maintenance expense of approximately $1.1 million, and higher salary, general and administrative, and other property expenses of approximately $0.8 million.
The $1.0 million decrease in same store property NOI for the six months ended June 30, 2021 was primarily due to an increase of approximately $9.8 million in same store property expenses which was partially offset by an increase of approximately $8.8 million in same store property revenues, as compared to the same period in 2020.
The $9.8 million increase in same store property expenses during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to higher real estate taxes of approximately $4.5 million as a result of increased property valuations at a number of our communities and lower property tax refunds, higher property insurance expense of approximately $1.7 million, higher repairs and maintenance expense of approximately $1.5 million, higher salary, general and administrative, and other property expenses of approximately $1.1 million, and higher utilities of approximately $1.0 million.
The $8.8 million increase in same store property revenues during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a $3.5 million increase in rental revenues comprised of higher occupancy and other rental income, partially offset by lower reletting income, net of uncollectible revenue and a slight decrease in average rental rates. The increase was also due to an increase of approximately $3.1 million in fees and other income, and an approximately $2.2 million increase from our bulk internet rebilling and other utility rebilling programs.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $4.5 million and $5.8 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020. These increases were comprised of increases from development and lease-up communities of approximately $2.2 million and $3.4 million and increases from non-same store communities of approximately $2.3 million and $2.4 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020, respectively.
The increases in property NOI from our development and lease-up communities were primarily due to the timing of completion and partial lease-up of one development property in 2020, and the timing of development and partial lease-up of four development properties during the three and six months ended June 30, 2021.

The increases in property NOI from our non-same store communities were primarily due to the acquisition of two operating properties in June of 2021, two operating properties reaching stabilization during 2020 and one operating property reaching stabilization during 2021, and the stabilization of four properties which were under redevelopment in 2020.
Pandemic Related Impact Analysis
During the three and six months ended June 30, 2020, our wholly-owned multifamily communities incurred an approximately $13.2 million impact related to the pandemic due to the Resident Relief Funds and the directly-related pandemic expenses. In April 2020, we announced two Resident Relief Funds for our residents experiencing financial losses caused by the pandemic. During the three and six months ended June 30, 2020, the Company paid approximately $9.1 million to approximately 7,100 residents of our wholly-owned communities which was recorded as a reduction of property revenues.
During the three and six months ended June 30, 2020, we also incurred approximately $4.1 million of pandemic related expenses at our operating properties, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and approximately $1.3 million of other directly-related pandemic expenses.
Other Property Analysis
Other property NOI increased approximately $0.4 million for the three months ended June 30, 2021 and decreased $0.5 million for the six months ended June 30, 2021, as compared to the same periods in 2020. The increase during the three months ended June 30, 2021 was due to higher NOI from our retail communities primarily due to higher collections of previously uncollectible revenues as a result of the pandemic. The decrease during the six months ended June 30, 2021 was due to lower NOI from our retail communities primarily due to higher salaries and real estate taxes.
Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Fee and asset management	$2,263	$2,380	$(117)	(4.9)%	$4,469	$4,907	$(438)	(8.9)%
Interest and other income	257	325	(68)	(20.9)	589	654	(65)	(9.9)
Income/(loss) on deferred compensation plans	6,400	11,435	(5,035)	(44.0)	10,026	(3,425)	13,451	*
Total non-property income	$8,920	$14,140	$(5,220)	(36.9)%	$15,084	$2,136	$12,948	606.2%
*    Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects, decreased approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. These decreases were primarily due to lower fees earned during the three and six months ended June 30, 2021 due to decreased construction and development activity for one property held by one of the Funds which was under construction throughout 2020 and completed in December 2020. These decreases were partially offset by higher fees earned related to an increase in third-party construction activity during the three and six months ended June 30, 2021 as compared to the same periods in 2020.
Our deferred compensation plans recognized income of approximately $6.4 million and $11.4 million during the three months ended June 30, 2021 and 2020, respectively, and recognized income of approximately $10.0 million during the six months ended June 30, 2021, as compared to a loss of approximately $3.4 million during the same period in 2020. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense (benefit) related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Property management	$6,436	$5,939	$497	8.4%	$12,560	$12,466	$94	0.8%
Fee and asset management	1,019	820	199	24.3	2,151	1,663	488	29.3
General and administrative	15,246	14,391	855	5.9	29,468	27,624	1,844	6.7
Interest	24,084	23,482	602	2.6	47,728	43,189	4,539	10.5
Depreciation and amortization	99,586	92,803	6,783	7.3	192,727	184,662	8,065	4.4
Expense/(benefit) on deferred compensation plans	6,400	11,435	(5,035)	(44.0)	10,026	(3,425)	13,451	*
Total other expenses	$152,771	$148,870	$3,901	2.6%	$294,660	$266,179	$28,481	10.7%
*    Not a meaningful percentage.
    Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.5 million and $0.1 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020. These increases were primarily related to higher salaries, benefits, and incentive compensation costs during the three and six months ended June 30, 2021 as compared to the same periods in 2020. These increases were partially offset by lower pandemic-related expenses. The increase during the six months ended June 30, 2021 was also partially offset by lower travel and conference related expenses. Property management expenses were 2.3% of total property revenues for each of the three and six months ended June 30, 2021, and were 2.4% of total property revenues for each of the three and six months ended June 30, 2020.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party projects increased approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020. These increases were primarily due to higher expenses incurred due to an increase in third-party construction activities, partially offset by lower expenses incurred during the three and six months ended June 30, 2021 as a result of a development property held by one of the Funds completing construction in December 2020.
General and administrative expense increased by approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020. These increases were primarily due to higher salaries, benefits, and incentive compensation costs during the three and six months ended June 30, 2021 as compared to the same periods in 2020. These increases were partially offset by lower pandemic related-expenses and lower information technology costs. Excluding income (loss) on deferred compensation plans, general and administrative expenses were 5.5% and 5.7% of total revenues for the three months ended June 30, 2021 and 2020, respectively, and were 5.4% and 5.3% of total revenues for the six months ended June 30, 2021 and 2020, respectively.
Interest expense increased approximately $0.6 million and $4.5 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. These increases were primarily due to the issuance of $750 million, 2.91% senior unsecured notes during April 2020 and the $40.0 million unsecured floating rate term loan entered into in October 2020. These increases were partially offset by lower interest expense due to the repayment of our $100.0 million unsecured floating rate term loan in October 2020 and higher capitalized interest expense resulting from higher average balances in our development pipeline. These increases were also partially offset by a decrease in interest expense recognized on our unsecured credit facility due to having lower balances outstanding during the three and six months ended June 30, 2021 as compared to the same periods in 2020.
Depreciation and amortization expense increased approximately $6.8 million and $8.1 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020. These increases were primarily due to the completion of units in our development pipeline and completion of repositions during 2020 and 2021, the completion of redevelopments during 2020, and the acquisition of two operating properties in June of 2021. These increases were partially offset by a decrease of amortization of in-place leases relating to the acquisition of two operating properties in December 2019, which was amortized through the third quarter of 2020.
Our deferred compensation plans incurred expenses of approximately $6.4 million and $11.4 million during the three months ended June 30, 2021 and 2020, respectively, and recognized an expense of approximately $10.0 million during the six months ended June 30, 2021, as compared to recognizing a benefit of approximately $3.4 million during the same period in 2020. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income (loss) related to these plans, as discussed in the non-property income section above.

Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2021	2020	$	%	2021	2020	$	%
Gain on sale of land	$—	$—	$—	—%	$—	$382	$(382)	100.0%
Equity in income of joint ventures	$2,198	$1,633	$565	34.6%	$4,112	$3,755	$357	9.5%
Income tax expense	$(460)	$(394)	$(66)	16.8%	$(812)	$(861)	$49	(5.7)%
The $0.4 million gain on sale of land for the six months ended June 30, 2020 was due to the sale of approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million.
Equity in income of joint ventures increased approximately $0.6 million for the three months ended June 30, 2021 and $0.4 million for the six months ended June 30, 2021, as compared to the same periods in 2020. These increases were primarily due to an increase in earnings recognized during the three and six months ended June 30, 2021 relating to higher revenues from the stabilized operating properties owned by the Funds. A portion of these increases in revenues was due to a $0.4 million reduction in revenues recognized during the three and six months ended June 30, 2020, which was our ownership interest of the Resident Relief Funds paid to residents of operating communities owned by our unconsolidated joint ventures who were impacted by the pandemic. These increases were partially offset by a decrease in earnings related to one property held by one of the Funds, which completed construction in December 2020 and was under lease up during the majority of the six months ended June 30, 2021. We recognized our proportionate share of the loss while this property was in the lease-up phase of operations.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Funds from operations
Net income attributable to common shareholders (1)	$30,179	$16,477	$61,526	$59,761
Real estate depreciation and amortization	97,122	90,500	187,829	180,011
Adjustments for unconsolidated joint ventures	2,630	2,287	5,229	4,529
Income allocated to non-controlling interests	1,260	1,103	2,386	2,385
Funds from operations	$131,191	$110,367	$256,970	$246,686

Less: recurring capitalized expenditures	(18,808)	(18,782)	(31,488)	(33,607)
Adjusted funds from operations	$112,383	$91,585	$225,482	$213,079

Weighted average shares – basic	100,701	99,399	100,127	99,348
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	66	9	70	46
Common units	1,677	1,748	1,699	1,748
Weighted average shares – diluted (2)	102,444	101,156	101,896	101,142
(1)Net income attributable to common shareholders includes an approximate $14.4 million Pandemic Related Impact for the three and six months ended June 30, 2020. The total Pandemic Related Impact was comprised of $9.5 million related to the Resident Relief Funds which were established in April 2020. Of this amount, approximately $9.1 million was paid to residents at our wholly-owned communities and was recorded as a reduction to property revenues, and approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we incurred approximately $4.1 million of pandemic expenses at our operating communities, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.3 million in other directly-related pandemic expenses. We also incurred approximately $0.8 million related to the Employee Relief Fund we established to help our employees impacted by the pandemic.
(2)FFO diluted shares includes approximately 1.0 million and 0.5 million weighted average share impact related to the 2020 ATM Program activity during the three and six months ended June 30, 2021, respectively.
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

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.4 and 6.2 for the three months ended June 30, 2021 and 2020, respectively, and 6.3 and 7.0 for the six months ended June 30, 2021 and 2020. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. All of our consolidated properties were unencumbered at June 30, 2021 and 2020. Our weighted average maturity of debt was approximately 7.9 years at June 30, 2021.
Our primary sources of liquidity are cash and cash equivalents and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from future ATM programs, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:
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
Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2021 and 2020:

Net cash from operating activities was approximately $243.7 million during the six months ended June 30, 2021 as compared to approximately $250.2 million for the same period in 2020. The decrease was primarily due to higher and timing of real estate tax payments in 2021 as compared to 2020, as well as the timing of payments to vendors in 2021 as compared to 2020. The decrease was partially offset by the increase in property operations due to the $13.2 million Pandemic Related impact incurred in 2020, and the growth attributable to our non-same store and development and lease-up communities. See further discussion of our 2021 operations as compared to 2020 in "Results of Operations."

Net cash used in investing activities during the six months ended June 30, 2021 totaled approximately $482.9 million as compared to $205.6 million during the same period in 2020. Cash outflows during the six months ended June 30, 2021 primarily related to the acquisition of two operating properties for approximately $289.4 million, amounts paid for property development and capital improvements of approximately $188.2 million and cash outflows during the six months ended June 30, 2020 primarily related to cash outflows for property development and capital improvements of approximately $199.6 million. The decrease in property development and capital improvements for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the completion of repositions and redevelopments at several of our operating properties. The property development and capital improvements during the six months ended June 30, 2021 and 2020, included the following:

	Six Months Ended June 30,
(in millions)	2021	2020
Expenditures for new development, including land	$114.6	$111.7
Capital expenditures	40.3	35.6
Reposition expenditures	16.8	24.5
Capitalized interest, real estate taxes, and other capitalized indirect costs	16.5	17.8
Redevelopment expenditures	—	10.0
Total	$188.2	$199.6

Net cash from financing activities totaled approximately $194.0 million for the six months ended June 30, 2021 as compared to $533.6 million during the same period in 2020. Cash inflows during the six months ended June 30, 2021 primarily related to net proceeds of $358.8 million from the issuance of approximately 2.9 million common shares from our 2020 ATM program. These cash inflows during 2021 were partially offset by $168.4 million used for distributions to common shareholders and non-controlling interest holders. Cash inflows during the six months ended June 30, 2020 primarily related to net proceeds of approximately $743.1 million from the issuance of $750.0 million senior unsecured notes in April 2020. These cash inflows during 2020 were partially offset by $165.1 million used for distributions to common shareholders and non-controlling interest holders, and net payments of $44.0 million of borrowings from our unsecured line of credit.

Financial Flexibility

We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the LIBOR plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2021 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2021, we had no borrowings outstanding on our credit facility and we had outstanding letters of credit totaling approximately $12.2 million, leaving approximately $887.8 million available under our credit facility.

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
We estimate the additional cost to complete the construction of eight properties to be approximately $301.6 million. Of this amount, we expect to incur costs between approximately $125 million and $140 million during the remainder of 2021 and to incur the remaining costs during 2022 through 2023. Additionally, during the remainder of 2021, we expect to incur costs between approximately $44 million and $48 million related to repositions and revenue enhancing expenditures, between approximately $22 million and $26 million related to the start of new development activities, and between approximately $38 million to $42 million related to additional recurring capital expenditures.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from future ATM programs, and other unsecured borrowings or secured mortgages. We continue to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2021, our Board of Trust Managers declared a quarterly dividend of $0.83 per common share to our common shareholders of record as of June 30, 2021. The quarterly dividend was subsequently paid on July 16, 2021, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2021, our annualized dividend rate would be $3.32 per share or unit.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At June 30, 2021, our unconsolidated joint ventures had outstanding debt of approximately $514.5 million. As of June 30, 2021, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended June 30, 2021.

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 30, 2021

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 30, 2021

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	July 30, 2021
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer