Form 10-Q
period 2021-09-30
CAMDEN PROPERTY TRUST
filed 2021-10-29
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 22, 2021, 102,197,283 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Assets
Real estate assets, at cost
Land	$1,317,431	$1,225,214
Buildings and improvements	8,536,620	7,763,748
	$9,854,051	$8,988,962
Accumulated depreciation	(3,319,206)	(3,034,186)
Net operating real estate assets	$6,534,845	$5,954,776
Properties under development, including land	428,622	564,215
Investments in joint ventures	17,788	18,994
Total real estate assets	$6,981,255	$6,537,985
Accounts receivable – affiliates	18,686	20,158
Other assets, net	252,079	216,276
Cash and cash equivalents	428,226	420,441
Restricted cash	5,321	4,092
Total assets	$7,685,567	$7,198,952
Liabilities and equity
Liabilities
Unsecured notes payable	$3,169,428	$3,166,625
Accounts payable and accrued expenses	191,648	175,608
Accrued real estate taxes	88,116	66,156
Distributions payable	87,919	84,147
Other liabilities	194,634	189,829
Total liabilities	$3,731,745	$3,682,365
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 113,590 and 109,110 issued; 111,437 and 106,860 outstanding at September 30, 2021 and December 31, 2020, respectively	1,114	1,069
Additional paid-in capital	5,180,783	4,581,710
Distributions in excess of net income attributable to common shareholders	(954,880)	(791,079)
Treasury shares, at cost (9,239 and 9,442 common shares at September 30, 2021 and December 31, 2020, respectively)	(334,066)	(341,412)
Accumulated other comprehensive loss	(4,266)	(5,383)
Total common equity	$3,888,685	$3,444,905
Non-controlling interests	65,137	71,682
Total equity	$3,953,822	$3,516,587
Total liabilities and equity	$7,685,567	$7,198,952
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Property revenues	$294,130	$265,721	$838,221	$782,283
Property expenses
Property operating and maintenance	$71,337	$65,191	$200,360	$189,788
Real estate taxes	38,731	35,861	113,611	105,081
Total property expenses	$110,068	$101,052	$313,971	$294,869
Non-property income
Fee and asset management	$3,248	$2,542	$7,717	$7,449
Interest and other income	443	1,948	1,032	2,602
Income/(loss) on deferred compensation plans	(843)	5,071	9,183	1,646
Total non-property income	$2,848	$9,561	$17,932	$11,697
Other expenses
Property management	$6,640	$5,894	$19,200	$18,360
Fee and asset management	1,159	1,018	3,310	2,681
General and administrative	14,960	12,726	44,428	40,350
Interest	24,987	24,265	72,715	67,454
Depreciation and amortization	111,462	90,575	304,189	275,237
Expense/(benefit) on deferred compensation plans	(843)	5,071	9,183	1,646
Total other expenses	$158,365	$139,549	$453,025	$405,728
Gain on sale of land	—	—	—	382
Equity in income of joint ventures	2,540	2,154	6,652	5,909
Income from continuing operations before income taxes	$31,085	$36,835	$95,809	$99,674
Income tax expense	(480)	(615)	(1,292)	(1,476)
Net income	$30,605	$36,220	$94,517	$98,198
Less income allocated to non-controlling interests	(1,122)	(1,263)	(3,508)	(3,480)
Net income attributable to common shareholders	$29,483	$34,957	$91,009	$94,718

Earnings per share – basic	$0.29	$0.35	$0.90	$0.95
Earnings per share – diluted	$0.29	$0.35	$0.90	$0.95
Weighted average number of common shares outstanding – basic	103,071	99,419	101,119	99,372
Weighted average number of common shares outstanding – diluted	103,171	99,455	101,199	99,414
Condensed Consolidated Statements of Comprehensive Income
Net income	$30,605	$36,220	$94,517	$98,198
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	372	366	1,117	1,098
Comprehensive income	$30,977	$36,586	$95,634	$99,296
Less income allocated to non-controlling interests	(1,122)	(1,263)	(3,508)	(3,480)
Comprehensive income attributable to common shareholders	$29,855	$35,323	$92,126	$95,816
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the nine months ended September 30, 2021

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2020	$1,069	$4,581,710	$(791,079)	$(341,412)	$(5,383)	$71,682	$3,516,587
Net income			91,009			3,508	94,517
Other comprehensive income					1,117		1,117
Common shares issued	43	579,475					579,518
Net share awards		11,359		6,450			17,809
Employee share purchase plan		2,472		896			3,368
Conversion of operating partnership units	1	5,935				(5,936)	—
Cash distributions declared to equity holders ($2.49 per common share)			(254,810)			(4,117)	(258,927)
Other	1	(168)					(167)
Equity, September 30, 2021	$1,114	$5,180,783	$(954,880)	$(334,066)	$(4,266)	$65,137	$3,953,822

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended September 30, 2021

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, June 30, 2021	$1,098	$4,953,703	$(897,761)	$(334,161)	$(4,638)	$67,967	3,786,208
Net income			29,483			1,122	30,605
Other comprehensive income					372		372
Common shares issued	14	220,661					220,675
Net share awards		3,876		95			3,971
Employee share purchase plan		33					33
Conversion of operating partnership units		2,619				(2,619)	—
Cash distributions declared to equity holders ($0.83 per common share)			(86,602)			(1,333)	(87,935)
Other	2	(109)					(107)
Equity, September 30, 2021	$1,114	$5,180,783	$(954,880)	$(334,066)	$(4,266)	$65,137	$3,953,822

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the nine months ended September 30, 2020

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended September 30, 2020

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, June 30, 2020	$1,068	$4,574,387	$(689,809)	$(341,637)	$(5,797)	$72,355	3,610,567
Net income			34,957			1,263	36,220
Other comprehensive income					366		366
Net share awards		3,583		(194)			3,389
Employee share purchase plan		39					39
Cash distributions declared to equity holders ($0.83 per common share)			(82,704)			(1,452)	(84,156)
Other		(196)				(222)	(418)
Equity, September 30, 2020	$1,068	$4,577,813	$(737,556)	$(341,831)	$(5,431)	$71,944	$3,566,007

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$94,517	$98,198
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	304,189	275,237
Gain on sale of land	—	(382)
Distributions of income from joint ventures	6,553	6,250
Equity in income of joint ventures	(6,652)	(5,909)
Share-based compensation	12,148	10,237
Net change in operating accounts and other	25,267	29,653
Net cash from operating activities	$436,022	$413,284
Cash flows from investing activities
Development and capital improvements, including land	$(279,698)	$(294,409)
Acquisition of operating properties	(464,000)	—
Proceeds from sale of land	—	753
Increase in non-real estate assets	(4,685)	(6,126)
Other	(7,371)	1,693
Net cash from investing activities	$(755,754)	$(298,089)
Cash flows from financing activities
Proceeds from issuance of common shares	$579,518	$—
Distributions to common shareholders and non-controlling interests	(255,120)	(249,223)
Borrowings on unsecured credit facility and other short-term borrowings	—	358,000
Repayments on unsecured credit facility and other short-term borrowings	—	(402,000)
Proceeds from notes payable	—	743,103
Other	4,348	958
Net cash from financing activities	$328,746	$450,838
Net increase in cash, cash equivalents, and restricted cash	9,014	566,033
Cash, cash equivalents, and restricted cash, beginning of period	424,533	27,499
Cash, cash equivalents, and restricted cash, end of period	$433,547	$593,532
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$428,226	$589,614
Restricted cash	5,321	3,918
Total cash, cash equivalents, and restricted cash, end of period	$433,547	$593,532
Supplemental information
Cash paid for interest, net of interest capitalized	$64,794	$56,895
Cash paid for income taxes	2,221	1,920
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	87,919	84,137
Value of shares issued under benefit plans, net of cancellations	18,858	19,538
Conversion of operating partnership units to common shares	5,936	—
Accrual associated with construction and capital expenditures	25,137	26,845
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	—	93
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of September 30, 2021, we owned interests in, operated, or were developing 178 multifamily properties comprised of 60,587 apartment homes across the United States. Of the 178 properties, six properties were under construction as of September 30, 2021, and will consist of a total of 1,905 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights and participating rights. As of September 30, 2021, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of September 30, 2021, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
We recognized amortization expense related to in-place leases of approximately $8.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $10.9 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively. We recognized revenue related to net below-market leases of $0.2 million for each of the three and nine months ended September 30, 2021 and did not recognize revenue related to above or below-market leases for either the three or nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, the weighted average amortization periods for in-place leases were each approximately ten months, and the weighted average amortization periods for net below-market leases were each approximately ten months. During the three and nine months ended September 30, 2020, the weighted average amortization periods for in-place leases were approximately six months and seven months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. In addition, we evaluate our equity investments in joint ventures and record an impairment charge if we believe there is an other than temporary decline in market value below the carrying value of our investment. We did not record any impairment charges for the three or nine months ended September 30, 2021 or 2020.
The value of our properties under development depends on market conditions, including estimates of the project start date, projected construction costs, and demand for multifamily communities. We have reviewed market trends and other marketplace information and incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the impairment analyses, it is possible actual results could differ substantially from those estimated.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $3.5 million and $4.4 million for the three months ended September 30, 2021 and 2020, respectively, and was approximately $12.8 million and $13.0 million for the nine months ended September 30, 2021 and 2020, respectively. Capitalized real estate taxes were approximately $0.2 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and were approximately $2.7 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment, and other	3-20 years
Intangible assets/liabilities (in-place leases and above and below-market leases)	underlying lease term
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
Financial Instrument Fair Value Disclosures. As of September 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts and presented as property revenues, and include rental revenue as well as revenue from amounts received under contractual terms for other services provided to our customers. As a lessor, we have also elected practical expedients to: i) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and ii) exclude from lease revenues the sales taxes collected from lessees and certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. Details of our material revenue streams are discussed below:
Property Revenues: We earn rental revenue from operating lease contracts for the use of dedicated spaces within owned assets, which is our only underlying asset class. We recognize rental revenues from these lease contracts on a straight-line basis over the applicable lease term, net of amounts related to lease contracts identified as uncollectible. We also earn revenues from amounts received under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees. These amounts received under contractual terms for other services are charged to our residents and recognized monthly as earned. Any identified uncollectible amounts related to individual lease contracts are presented as an adjustment to property revenue. Any renewal options of real estate lease contracts are considered a new and separate contract which will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
The pandemic-related concessions provided to our residents/tenants were primarily related to changes in timing of rent payments with no significant changes to the total payment or term. In accordance with the Financial Standards Board ("FASB") question and answer document issued in April 2020, we elected to account for these concessions as a deferred payment and continued to recognize property revenue on the existing straight-line basis over the remaining applicable lease term. We recognize any changes in payment through lease receivables, which is recorded in other assets, net, in our condensed consolidated balance sheets, and any identified uncollectible amounts related to deferred amounts are presented as an adjustment to property revenue.
As of September 30, 2021, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2021	$290.5
2022	537.6
2023	5.3
2024	3.7
2025	3.1
Thereafter	11.1
Total	$851.3
Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.
3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards, and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement will be considered in our calculation for diluted earnings-per-share until settlement, using the treasury stock method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 1.7 million and 1.8 million for the three and nine months ended September 30, 2021 and approximately 2.0 million for the each of the three and nine months ended September 30, 2020. These securities, which include share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$29,483	$34,957	$91,009	$94,718
Amount allocated to participating securities	(30)	(74)	(122)	(204)
Net income attributable to common shareholders – basic	$29,453	$34,883	$90,887	$94,514

Total earnings per common share – basic	$0.29	$0.35	$0.90	$0.95

Weighted average number of common shares outstanding – basic	103,071	99,419	101,119	99,372

Earnings per common share calculation – diluted
Net income attributable to common shareholders – diluted	$29,453	$34,883	$90,887	$94,514

Total earnings per common share – diluted	$0.29	$0.35	$0.90	$0.95

Weighted average number of common shares outstanding – basic	103,071	99,419	101,119	99,372
Incremental shares issuable from assumed conversion of:
Share awards granted	100	36	80	42
Weighted average number of common shares outstanding – diluted	103,171	99,455	101,199	99,414
4. Common Shares
In August 2021, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering price of up to $500.0 million (the "2021 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2021 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
The 2021 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). During the three months ended September 31, 2021 and through the date of this filing, we have not entered into any forward sale agreements under the 2021 ATM program.
During the three months ended September 30, 2021, we sold an aggregate of approximately 1.5 million common shares at an average price per share of $150.28, for aggregate net consideration of approximately $220.7 million under the 2021 ATM program. The proceeds from the sale of our common shares under the 2021 ATM program were used for general corporate purposes, which included funding for development activities and financing for acquisitions. We did not sell any additional shares subsequent to September 30, 2021, and as of the date of this filing, we had common shares having an aggregate offering price of up to $278.2 million remaining available for sale under the 2021 ATM program.
In June 2020, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $362.7 million (the "2020 ATM program"). During the three and six months ended June 30, 2021, we sold an aggregate of approximately 2.9 million common shares at an average price per share of $126.64, for aggregate net consideration of approximately $358.8 million. In August 2021, we terminated the 2020 ATM program with an aggregate offering price of approximately $0.2 million not sold. There were no additional shares sold under the 2020 ATM program from June 30, 2021 through the date of the termination agreements, and no further common shares were available for sale under this program.
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three and nine months ended September 30, 2021. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2021, we had approximately 102.2 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

5. Acquisitions and Dispositions
Acquisition of Operating Properties. In August 2021, we acquired one operating property comprised of 368 apartment homes located in St. Petersburg, Florida for approximately $176.3 million. In June 2021, we acquired one operating property comprised of 328 apartment homes located in Franklin, Tennessee for approximately $105.3 million and one operating property comprised of 430 apartment homes located in Nashville, Tennessee for approximately $186.3 million. In October 2021, we acquired one operating property comprised of 558 apartment homes located in Dallas, Texas for approximately $165.5 million.
Acquisition of Land. We did not acquire any land during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we acquired approximately 14.6 acres of land in The Woodlands, Texas for approximately $9.3 million and approximately 0.2 acres of land in St. Petersburg, Florida for approximately $2.1 million for future development purposes. In October 2021, we acquired approximately 5.2 acres of land in Denver, Colorado for approximately $24.0 million for future development purposes. During the nine months ended September 30, 2020, we acquired approximately 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for future development purposes.
Disposition of Land. We did not sell any land during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of $0.4 million.
6. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). As of September 30, 2021, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. We hold a 40% ownership interest in a third fund with an unaffiliated third party which may hold multifamily investments of approximately $360 million; this third fund did not own any properties as of September 30, 2021 or 2020. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	September 30, 2021	December 31, 2020
Total assets	$690.6	$691.5
Total third-party debt	514.6	509.1
Total equity	144.9	149.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Total revenues (1)	$35.4	$32.7	$102.6	$95.8
Net income	5.4	4.3	13.8	11.7
Equity in income (2)(3)	2.5	2.2	6.7	5.9
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

As of September 30, 2021, the Funds have been funded in part with secured third-party debt and we have no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to the Funds and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.8 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $4.9 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	September 30, 2021	December 31, 2020
Commercial banks
1.85% Term Loan, due 2022	$39.9	$39.7

Senior unsecured notes
3.15% Notes, due 2022	$349.1	$348.6
5.07% Notes, due 2023	249.2	248.9
4.36% Notes, due 2024	249.4	249.2
3.68% Notes, due 2024	248.7	248.4
3.74% Notes, due 2028	397.7	397.3
3.67% Notes, due 2029 (1)	594.7	594.3
2.91% Notes, due 2030	744.0	743.5
3.41% Notes, due 2049	296.7	296.7
	$3,129.5	$3,126.9

Total unsecured notes payable (2)	$3,169.4	$3,166.6
(1)    The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2) Unamortized debt discounts and debt issuance costs of $20.6 million and $23.4 million are included in senior unsecured notes payable as of September 30, 2021 and December 31, 2020, respectively.
We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2021 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2021, we had no borrowings outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $14.8 million, leaving approximately $885.2 million available under our credit facility.
We had outstanding floating rate debt of approximately $39.9 million and $99.8 million at September 30, 2021 and 2020, respectively. The weighted average interest rate on such debt was approximately 1.9% and 1.2% for the nine months ended September 30, 2021 and 2020, respectively.

Our indebtedness had a weighted average maturity of approximately 7.7 years at September 30, 2021. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at September 30, 2021:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2021	$(0.9)	—%
2022	386.3	3.0
2023	247.3	5.1
2024	497.9	4.0
2025	(1.8)	—
Thereafter	2,040.6	3.4
Total	$3,169.4	3.6%
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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. At September 30, 2021 and 2020, we had no designated hedges outstanding.
As of each of the three and nine months ended September 30, 2021 and 2020, there were no unrealized gains or losses recognized in other comprehensive income related to derivative financial instruments. During each of the three months ended September 30, 2021 and 2020, approximately $0.3 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense and approximately $1.0 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense during each of the nine months ended September 30, 2021 and 2020, for derivative financial instruments settled in prior periods.
9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of September 30, 2021, there were approximately 6.3 million common shares available under the 2018 Share Plan, which would result in approximately 1.8 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $4.1 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $12.5 million and $11.4 million for the nine months ended September 30, 2021 and 2020, respectively. Total capitalized compensation costs for share awards were approximately $1.0 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively and approximately $2.8 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.
A summary of activity under our share incentive plans for the nine months ended September 30, 2021 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2020	239,728	$103.48
Granted	187,933	105.63
Vested	(231,280)	101.96
Forfeited	(9,373)	106.67
Total nonvested share awards outstanding at September 30, 2021	187,008	$107.36
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
The weighted average fair value of share awards granted during the nine months ended September 30, 2021 and 2020 was $105.63 per share and $113.56 per share, respectively. The total fair value of shares vested during the nine months ended September 30, 2021 and 2020 was approximately $23.6 million and $18.7 million, respectively. At September 30, 2021, the unamortized value of previously issued unvested share awards was approximately $13.9 million which is expected to be amortized over the next two years.
10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Change in assets:
Other assets, net	$(18,233)	$(14,559)
Change in liabilities:
Accounts payable and accrued expenses	17,899	11,527
Accrued real estate taxes	19,247	32,748
Other liabilities	3,551	(1,193)
Other	2,803	1,130
Change in operating accounts and other	$25,267	$29,653
11. Commitments and Contingencies
Construction Contracts. As of September 30, 2021, we estimate the total additional cost to complete the six properties currently under construction to be approximately $242.4 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2021 ATM program, and other unsecured borrowings or secured mortgages.
Other Commitments and Contingencies. In the ordinary course of our business we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2021, we had approximately $7.9 million of earnest money deposits, of which $0.9 million was non-refundable, for potential acquisitions of land and operating properties which are included in other assets, net in our condensed consolidated balance sheet.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the nine months ended September 30, 2021. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.1 million for both the three months ended September 30, 2021 and 2020 and totaled approximately $3.3 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively. The following is a summary of our maturities of our lease liabilities as of September 30, 2021:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2021	$0.8
2022	3.1
2023	3.0
2024	2.8
2025	2.0
Thereafter	0.1
Less: discount for time value	(1.1)
Lease liability as of September 30, 2021	$10.7
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2021 and 2020 as income tax expense. Income taxes for the three and nine months ended September 30, 2021 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2021.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2021				December 31, 2020
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$131.7	$—	$—	$131.7	$129.8	$—	$—	$129.8
(1)Approximately $10.4 million and $37.8 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We completed three asset acquisitions of operating properties during the nine months ended September 30, 2021. We recorded the real estate assets and identifiable above and below-market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 5, "Acquisitions and Dispositions" for a further discussion about these acquisitions.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2021 and December 31, 2020, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	September 30, 2021		December 31, 2020
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,129.5	$3,396.2	$3,126.9	$3,519.9
Floating rate notes payable	39.9	40.1	39.7	40.0

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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of September 30, 2021, we owned interests in, operated, or were developing 178 multifamily properties comprised of 60,587 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
As a result of the pandemic, we believe the multifamily industry market conditions in which we operate have been challenging but continue to show signs of improvement. During the three months ended September 30, 2021, our results reflect an increase in same store revenues of approximately 5.1% as compared to the same period in 2020. The increase was primarily due to higher average rental rates and increased occupancy which we believe was primarily attributable to improving job growth, favorable demographics with a higher propensity to rent versus buy, higher demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We currently believe U.S. economic and employment growth are likely to continue during 2021 and the supply of multifamily homes will remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $29.5 million and $35.0 million for the three months ended September 30, 2021 and 2020, respectively, and $91.0 and $94.7 million for the nine months ended September 30, 2021 and 2020, respectively.
The $5.5 million and $3.7 million decreases during the three and nine months ended September 30, 2021 as compared to the prior periods in 2020 were primarily due to higher depreciation expense related to the acquisition of three operating properties in June 2021 and August 2021. The decreases were also due to higher general and administration expenses and increases in property management, interest and fee and asset management expenses. These decreases were partially offset by increases in property operations due to the growth attributable to our same store, non-same store which includes three acquisitions discussed below, and development and lease-up communities, and increases in asset management income and equity in earnings. The decrease for the nine months ended September 30, 2021, was also partially offset by the $13.6 million Pandemic Related impact incurred in 2020. See further discussion of our 2021 operations as compared to 2020 in "Results of Operations," below.
Construction Activity
At September 30, 2021, we had a total of six properties under construction comprising 1,905 apartment homes. Initial occupancies of these six properties are currently scheduled to occur within the next 21 months. As of September 30, 2021, we estimate the total additional cost to complete the construction of the six properties is approximately $242.4 million.
Acquisitions
Operating properties: In August 2021, we acquired one operating property comprised of 368 apartment homes located in St. Petersburg, Florida for approximately $176.3 million. In June 2021, we acquired one operating property comprised of 328 apartment homes located in Franklin, Tennessee for approximately $105.3 million and one operating property comprised of 430 apartment homes located in Nashville, Tennessee for approximately $186.3 million. In October 2021, we acquired one operating property comprised of 558 apartment homes located in Dallas, Texas for approximately $165.5 million.
Land: In June 2021, we acquired approximately 14.6 acres of land in The Woodlands, Texas for approximately $9.3 million and approximately 0.2 acres of land in St. Petersburg, Florida for approximately $2.1 million for future development purposes. In October 2021, we acquired approximately 5.2 acres of land in Denver, Colorado for approximately $24.0 million for future development purposes.

Other
In 2021, we issued approximately 4.4 million common shares under our at-the-market ("ATM") programs and received approximately $579.5 million in net proceeds.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from the 2021 ATM program, and other unsecured borrowings or secured mortgages.
As of September 30, 2021, we had approximately $428.2 million in cash and cash equivalents and $885.2 million available under our $900 million unsecured credit facilities. As of September 30, 2021 and through the date of this filing, we also had common shares having an aggregate offering price of up to $278.2 million remaining available for sale under our 2021 ATM program. We have no scheduled debt due for the remainder of 2021 and believe scheduled repayments of debt in 2022 are manageable at approximately $386.3 million which represents approximately 12.2% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs. Additionally, as of September 30, 2021 and through the date of this filing, 100% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, repositions, redevelopment, and other capital requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2021		December 31, 2020
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,806	28	9,806	28
Washington, D.C. Metro	6,863	19	6,862	19
Dallas, Texas	5,666	14	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	4,029	13	3,686	12
Austin, Texas	3,686	11	3,686	11
Orlando, Florida	3,954	11	3,594	10
Raleigh, North Carolina	3,242	9	3,240	9
Charlotte, North Carolina	3,104	14	3,104	14
Tampa, Florida	3,104	8	2,736	7
Denver, Colorado	2,865	9	2,865	9
Southeast Florida	2,781	8	2,781	8
Los Angeles/Orange County, California	2,663	7	2,663	7
San Diego/Inland Empire, California	1,665	5	1,665	5
Nashville, Tennessee	758	2	—	—
Total Operating Properties	58,682	172	56,850	167

	September 30, 2021		December 31, 2020
	Apartment Homes	Properties	Apartment Homes	Properties
Properties Under Construction
Phoenix, Arizona	397	1	740	2
Charlotte, North Carolina	387	1	387	1
Atlanta, Georgia	366	1	366	1
Raleigh, North Carolina	354	1	—	—
Southeast Florida	269	1	269	1
San Diego/Inland Empire, California	132	1	132	1
Orlando, Florida	—	—	360	1
Total Properties Under Construction	1,905	6	2,254	7
Total Properties	60,587	178	59,104	174
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,756	9	2,756	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,247	22	7,247	22
Total Properties Fully Consolidated	53,340	156	51,857	152
(1)Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized when it has reached 90% occupancy. During the three months ended September 30, 2021, stabilization was achieved at one consolidated operating property as follows:

($ in millions) Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden Downtown I
Houston, TX	271	3Q20	3Q21
Completed Construction in Lease-Up
At September 30, 2021, there were two completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 10/24/2021	Date of Construction Completion	Estimated Date of Stabilization
Camden North End II (2)
Phoenix, AZ	343	$79.0	96%	3Q21	4Q21
Camden Lake Eola
Orlando, FL	360	124.7	82%	3Q21	2Q22
Total	703	$203.7

(1)Excludes leasing costs, which are expensed as incurred.
(2)Stabilization has been achieved at this property subsequent to quarter-end.
Properties Under Development
Our condensed consolidated balance sheet at September 30, 2021 includes approximately $428.6 million related to properties under development and land. Of this amount, approximately $316.6 million related to our properties currently under construction. In addition, we had approximately $112.0 million invested primarily in land held for future development related to projects we currently expect to begin construction.
Properties Under Construction. At September 30, 2021, we had six properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden Buckhead (1)
Atlanta, GA	366	$160.0	$150.2	$68.0	1Q22	3Q22
Camden Hillcrest (2)
San Diego, CA	132	95.0	86.4	32.6	4Q21	3Q22
Camden Atlantic
Plantation, FL	269	100.0	72.4	72.4	4Q22	4Q23
Camden Tempe II
Tempe, AZ	397	115.0	49.0	49.0	3Q23	1Q25
Camden NoDa
Charlotte, NC	387	105.0	52.2	52.2	3Q23	1Q25
Camden Durham
Durham, NC	354	120.0	42.4	42.4	4Q23	1Q25
Total	1,905	$695.0	$452.6	$316.6
(1)Property in lease-up and was 52% leased at October 24, 2021.
(2)Property in lease-up and was 32% leased at October 24, 2021.
Development Pipeline Communities. At September 30, 2021, we had the following multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Village District
Raleigh, NC	355	$115.0	$23.4
Camden Woodmill Creek
The Woodlands, TX	188	60.0	9.9
Camden Arts District
Los Angeles, CA	354	150.0	36.5
Camden Pier District II
St. Petersburg, FL	95	50.0	3.0
Camden Paces III
Atlanta, GA	350	100.0	17.7
Camden Downtown II
Houston, TX	271	145.0	12.6
Camden Highland Village II
Houston, TX	300	100.0	8.9
Total	1,913	$720.0	$112.0
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average monthly property revenue per apartment home (1)	$1,922	$1,802	$1,855	$1,771
Annualized total property expenses per apartment home (2)	$8,631	$8,223	$8,339	$8,010
Weighted average number of operating apartment homes owned 100%	51,011	49,158	50,202	49,081
Weighted average occupancy of operating apartment homes owned 100%	97.7%	95.3%	97.1%	95.3%
(1)Includes approximately $9.1 million of Resident Relief Funds paid to residents at our wholly-owned communities who experienced financial losses caused by the pandemic and was recorded as a reduction to property revenues during the nine months ended September 30, 2020.
(2)Includes approximately $0.4 million and $4.5 million of directly-related pandemic expenses at our operating communities during the three and nine months ended September 30, 2020, respectively.
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
Reconciliations of net income to NOI for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$30,605	$36,220	$94,517	$98,198
Less: Fee and asset management income	(3,248)	(2,542)	(7,717)	(7,449)
Less: Interest and other income	(443)	(1,948)	(1,032)	(2,602)
Less: (Income)/loss on deferred compensation plans	843	(5,071)	(9,183)	(1,646)
Plus: Property management expense	6,640	5,894	19,200	18,360
Plus: Fee and asset management expense	1,159	1,018	3,310	2,681
Plus: General and administrative expense	14,960	12,726	44,428	40,350
Plus: Interest expense	24,987	24,265	72,715	67,454
Plus: Depreciation and amortization expense	111,462	90,575	304,189	275,237
Plus: Expense/(benefit) on deferred compensation plans	(843)	5,071	9,183	1,646
Less: Gain on sale of land	—	—	—	(382)
Less: Equity in income of joint ventures	(2,540)	(2,154)	(6,652)	(5,909)
Plus: Income tax expense	480	615	1,292	1,476
Net operating income	$184,062	$164,669	$524,250	$487,414
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and nine months ended September 30, 2021 as compared to the same periods in 2020:

($ in thousands)	Apartment Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2021	2021	2020	$	%	2021	2020	$	%
Property revenues:
Same store communities	45,200	$251,781	$239,464	$12,317	5.1%	$733,785	$712,885	$20,900	2.9%
Non-same store communities	5,532	35,670	24,632	11,038	44.8	91,649	73,058	18,591	25.4
Development and lease-up communities	2,608	4,506	—	4,506	*	6,934	—	6,934	*
Resident Relief Funds	—	—	—	—	—	—	(9,074)	9,074	*
Other	—	2,173	1,625	548	33.7	5,853	5,414	439	8.1
Total property revenues	53,340	$294,130	$265,721	$28,409	10.7%	$838,221	$782,283	$55,938	7.2%
Property expenses:
Same store communities	45,200	$93,472	$89,238	$4,234	4.7%	$272,435	$258,470	$13,965	5.4%
Non-same store communities	5,532	13,949	10,400	3,549	34.1	36,099	29,256	6,843	23.4
Development and lease-up communities	2,608	1,712	2	1,710	*	2,489	5	2,484	*
Pandemic expenses	—	—	444	(444)	*	—	4,540	(4,540)	*
Other	—	935	968	(33)	(3.4)	2,948	2,598	350	13.5
Total property expenses	53,340	$110,068	$101,052	$9,016	8.9%	$313,971	$294,869	$19,102	6.5%
Property NOI:
Same store communities	45,200	$158,309	$150,226	$8,083	5.4%	$461,350	$454,415	$6,935	1.5%
Non-same store communities	5,532	21,721	14,232	7,489	52.6	55,550	43,802	11,748	26.8
Development and lease-up communities	2,608	2,794	(2)	2,796	*	4,445	(5)	4,450	*
Pandemic Related Impact	—	—	(444)	444	*	—	(13,614)	13,614	*
Other	—	1,238	657	581	88.4	2,905	2,816	89	3.2
Total property NOI	53,340	$184,062	$164,669	$19,393	11.8%	$524,250	$487,414	$36,836	7.6%
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
Same Store Analysis
Same store property NOI increased approximately $8.1 million for the three months ended September 30, 2021 and increased approximately $6.9 million for the nine months ended September 30, 2021, as compared to the same periods in 2020.
The $8.1 million increase in same store property NOI for the three months ended September 30, 2021 was primarily due to an increase of approximately $12.3 million in same store property revenues which was partially offset by an increase in property expenses of approximately $4.2 million, as compared to the same period in 2020.
The $12.3 million increase in same store property revenues during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a $10.2 million increase in rental revenues comprised of a 3.3% increase in average rental rates, higher occupancy, and higher other rental income, partially offset by lower reletting fees, net of uncollectible revenue. The increase was also due to an increase of approximately $1.3 million in income from our bulk internet and other utility rebilling programs and an increase of approximately $0.8 million related to fees and other income.

The $4.2 million increase in same store property expenses during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to higher property insurance expense of approximately $2.1 million due to higher claims incurred at our communities, higher real estate taxes of approximately $0.9 million as a result of increased property valuations at a number of our communities and lower property tax refunds, higher repair and maintenance and utility expenses of approximately $0.9 million, and higher general and administrative and other property expenses of approximately $0.4 million. These increases were partially offset by lower salaries of approximately $0.1 million for the three months ended September 30, 2021, as compared to the same period in 2020.
The $6.9 million increase in same store property NOI for the nine months ended September 30, 2021 was primarily due to an increase of approximately $20.9 million in same store property revenues which was partially offset by an increase of approximately $14.0 million in same store property expenses, as compared to the same period in 2020.
The $20.9 million increase in same store property revenues during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a $13.5 million increase in rental revenues comprised of a 0.9% increase in average rental rates, an increase in occupancy, and higher other rental income, partially offset by lower reletting income, net of uncollectible revenue. The increase was also due to an increase of approximately $3.7 million in fees and other income, as well as an approximately $3.7 million increase from our bulk internet rebilling and other utility rebilling programs.
The $14.0 million increase in same store property expenses during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to higher real estate taxes of approximately $5.4 million as a result of increased property valuations at a number of our communities and lower property tax refunds, higher property insurance expense of approximately $3.8 million due to higher claims incurred at our communities, higher repairs and maintenance and utility expense of approximately $3.4 million, and higher salary, general and administrative, and other property expenses of approximately $1.4 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $10.3 million and $16.2 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. These increases in Property NOI were comprised of increases from non-same store communities of approximately $7.5 million and $11.8 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 and increases from development and lease-up communities of approximately $2.8 million and $4.4 million from the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. These increases in property NOI from our non-same store communities were primarily due to the acquisition of two operating properties in June 2021 and one operating property in August 2021. These increases were also due to four operating properties which reached stabilization in 2020 and 2021, and the stabilization of four redevelopment properties in December 2020. These increases in property NOI from our development and lease-up communities were primarily due to two development communities under lease-up which completed construction during the three months ended September 30, 2021, and the timing of two other development communities which were also under lease-up during the three and nine months ended September 30, 2021.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended September 30, 2021 as compared to 2020	For the nine months ended September 30, 2021 as compared to 2020

Property Revenues:
Revenues from acquisitions	$6.1	$6.9
Revenues from non-same store stabilized properties	3.7	9.7
Revenues from development and lease-up properties	4.5	6.9
Other	1.2	2.0
	$15.5	$25.5
Property Expenses:
Expenses from acquisitions	$2.3	$2.5
Expenses from non-same store stabilized properties	0.9	3.5
Expenses from development and lease-up properties	1.7	2.5
Other	0.3	0.8
	$5.2	$9.3
Property NOI:
NOI from acquisitions	$3.8	$4.4
NOI from non-same store stabilized properties	2.8	6.2
NOI from development and lease-up properties	2.8	4.4
Other	0.9	1.2
	$10.3	$16.2
Pandemic Related Impact Analysis
The pandemic related impact was approximately $0.4 million and $13.6 million for the three and nine months ended September 30, 2020, respectively. The impact for the three months ended September 30, 2020 related to approximately $0.4 million of directly-related pandemic expenses incurred at our operating properties. The pandemic-related impact for the nine months ended September 30, 2020 was due to the Resident Relief Funds announced in April 2020 for our residents experiencing pandemic related financial losses and the directly-related pandemic expenses. During the three months ended June 30, 2020, we paid approximately $9.1 million in Resident Relief Funds to approximately 7,100 residents of our wholly-owned communities which was recorded as a reduction of property revenues.
During the nine months ended September 30, 2020, we also incurred approximately $4.5 million of directly-related pandemic expenses at our operating properties, which included $2.8 million of bonuses paid to on-site employees providing essential services during the pandemic and approximately $1.7 million of other directly-related pandemic expenses.
Other Property Analysis
Other property NOI increased approximately $0.6 million for the three months ended September 30, 2021 and was relatively flat during the nine months ended September 30, 2021, as compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was due to higher NOI from our retail communities as compared to the same period in 2020.
Non-Property Income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Fee and asset management	$3,248	$2,542	$706	27.8%	$7,717	$7,449	$268	3.6%
Interest and other income	443	1,948	(1,505)	(77.3)	1,032	2,602	(1,570)	(60.3)
Income/(loss) on deferred compensation plans	(843)	5,071	(5,914)	*	9,183	1,646	7,537	*
Total non-property income	$2,848	$9,561	$(6,713)	(70.2)%	$17,932	$11,697	$6,235	53.3%
*    Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects, increased approximately $0.7 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. These increases were primarily due to higher fees earned related to an increase in third-party construction activity, and increases in property management fees recognized from the joint ventures in which we manage as a result of increased operating results during the three and nine months ended September 30, 2021 as compared to the same periods in 2020. These increases were partially offset by lower fees earned during the three and nine months ended September 30, 2021 due to decreased construction and development activity for one property held by one of the Funds which was under construction throughout 2020 and completed in December 2020.
Interest and other income decreased approximately $1.5 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. These decreases were primarily due to our sale of a technology joint venture in September 2020 and recognizing our proportionate share of the gain of approximately $1.5 million.
Our deferred compensation plans incurred a loss of approximately $0.8 million during the three months ended September 30, 2021, as compared to recognizing income of approximately $5.1 million during the same period in 2020, and recognizing income of approximately $9.2 million and $1.6 million during the nine months ended September 30, 2021 and 2020, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense/(benefit) related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Property management	$6,640	$5,894	$746	12.7%	$19,200	$18,360	$840	4.6%
Fee and asset management	1,159	1,018	141	13.9	3,310	2,681	629	23.5
General and administrative	14,960	12,726	2,234	17.6	44,428	40,350	4,078	10.1
Interest	24,987	24,265	722	3.0	72,715	67,454	5,261	7.8
Depreciation and amortization	111,462	90,575	20,887	23.1	304,189	275,237	28,952	10.5
Expense/(benefit) on deferred compensation plans	(843)	5,071	(5,914)	*	9,183	1,646	7,537	*
Total other expenses	$158,365	$139,549	$18,816	13.5%	$453,025	$405,728	$47,297	11.7%
*    Not a meaningful percentage.
    Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.7 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. These increases were primarily related to higher salaries, benefits, and incentive compensation costs, and partially offset by lower pandemic-related expenses during the three and nine months ended September 30, 2021 as compared to the same periods in 2020. The increase during the nine months ended September 30, 2021 was also partially offset by lower professional and conference related expenses. Property management expenses were 2.3% and 2.2% of total property revenues for the three months ended September 30, 2021 and 2020, respectively, and were 2.3% of total property revenues for each of the nine months ended September 30, 2021 and 2020.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party projects increased approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. These increases were primarily due to higher expenses incurred due to an increase in third-party construction activities and higher expenses incurred from the joint ventures in which we manage, partially offset by lower expenses incurred during the three and nine months ended September 30, 2021 as a result of a development property held by one of the Funds completing construction in December 2020.
General and administrative expense increased by approximately $2.2 million and $4.1 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. These increases were primarily due to higher salaries, benefits, and incentive compensation costs and higher acquisition and professional costs during the three and nine months ended September 30, 2021 as compared to the same periods in 2020. The increase for the nine months ended September 30, 2021 was partially offset by lower pandemic related-expenses. Excluding income/(loss) on deferred compensation plans, general and administrative expenses were 5.0% and 4.7% of total revenues for the three months ended September 30, 2021 and 2020, respectively, and were 5.2% and 5.1% of total revenues for the nine months ended September 30, 2021 and 2020, respectively.
Interest expense increased approximately $0.7 million and $5.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase during the three months ended

September 30, 2021 as compared to the same period in 2020 was primarily due to a decrease in capitalized interest resulting from lower average balances in our development pipeline, and an increase in interest expense related to the issuance of the $40.0 million unsecured floating rate term loan entered into in October 2020. These increases were partially offset by the repayment of our $100.0 million unsecured floating rate term loan in October 2020.
The increase in interest expense during the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the issuance of $750 million, 2.91% senior unsecured notes during April 2020, the issuance of a $40.0 million unsecured floating rate term loan during October 2020, and slightly lower capitalized interest resulting from lower average balances in our development pipeline. These increases were partially offset by lower interest expense due to the repayment of our $100.0 million unsecured floating rate term loan in October 2020 and a decrease in interest expense recognized on our unsecured credit facility due to having lower balances outstanding during the nine months ended September 30, 2021 as compared to the same period in 2020.
Depreciation and amortization expense increased approximately $20.9 million and $29.0 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. These increases were primarily due to the completion of units in our development pipeline and completion of repositions during 2020 and 2021, and the completion of redevelopments during 2020. These increases were also due to higher depreciation and amortization of in-place leases related to the acquisition of two operating properties in June 2021, and one operating property in August 2021, partially offset by lower amortization of in-place leases related to the acquisition of two operating properties in December 2019, which was fully amortized during the third quarter of 2020.
Our deferred compensation plans recognized a benefit of approximately $0.8 million for the three months ended September 30, 2021, as compared to incurring expenses of approximately $5.1 million during the same period in 2020, and incurring expenses of approximately $9.2 million and $1.6 million during the nine months ended September 30, 2021 and 2020, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income/(loss) related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2021	2020	$	%	2021	2020	$	%
Gain on sale of land	$—	$—	$—	—%	$—	$382	$(382)	100.0%
Equity in income of joint ventures	$2,540	$2,154	$386	17.9%	$6,652	$5,909	$743	12.6%
Income tax expense	$(480)	$(615)	$135	(22.0)%	$(1,292)	$(1,476)	$184	(12.5)%
The $0.4 million gain on sale of land for the nine months ended September 30, 2020 was due to the sale of approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million.
Equity in income of joint ventures increased approximately $0.4 million and $0.7 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. These increases were due to an increase in earnings recognized during the three and nine months ended September 30, 2021 primarily relating to higher revenues from the stabilized operating properties owned by the Funds. The increase in revenues during the nine months ended September 30, 2021 was also due to a $0.4 million reduction in revenues recognized during the nine months ended September 30, 2020, which was our ownership interest of the Resident Relief Funds paid to residents of operating communities owned by our unconsolidated joint ventures who were impacted by the pandemic. The increase during the nine months ended September 30, 2021 was partially offset by a decrease in earnings related to one property held by one of the Funds, which completed construction in December 2020 and was under lease up through June 30, 2021, at which time it reached stabilization. We recognized our proportionate share of the loss while this property was in the lease-up phase of operations.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Funds from operations
Net income attributable to common shareholders (1)	$29,483	$34,957	$91,009	$94,718
Real estate depreciation and amortization	108,931	87,974	296,760	267,985
Adjustments for unconsolidated joint ventures	2,674	2,404	7,903	6,933
Income allocated to non-controlling interests	1,122	1,276	3,508	3,661
Funds from operations	$142,210	$126,611	$399,180	$373,297

Less: recurring capitalized expenditures	(19,717)	(22,299)	(51,205)	(55,906)
Adjusted funds from operations	$122,493	$104,312	$347,975	$317,391

Weighted average shares – basic	103,071	99,419	101,119	99,372
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	100	36	80	42
Common units	1,641	1,748	1,680	1,748
Weighted average shares – diluted (2)	104,812	101,203	102,879	101,162
(1)Net income attributable to common shareholders includes an approximate $0.4 million and $14.8 million Pandemic Related Impact for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, we incurred approximately $0.4 million of pandemic expenses at our operating communities. The total Pandemic Related Impact for the nine months ended September 30, 2020 was comprised of $9.5 million related to the Resident Relief Funds which were established in April 2020. Of this amount, approximately $9.1 million was paid to residents at our wholly-owned communities and was recorded as a reduction to property revenues, and approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we incurred approximately $4.5 million of pandemic expenses at our operating communities, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.7 million in other directly-related pandemic expenses. We also incurred approximately $0.8 million related to the Employee Relief Fund we established to help our employees impacted by the pandemic.
(2)FFO diluted shares includes approximately 3.3 million and 1.5 million weighted average share impact related to activity from the 2020 and 2021 ATM Programs during the three and nine months ended September 30, 2021, respectively.
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

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.6 and 6.2 for the three months ended September 30, 2021 and 2020, respectively, and 6.4 and 6.7 for the nine months ended September 30, 2021 and 2020. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. All of our consolidated properties were unencumbered at September 30, 2021 and 2020. Our weighted average maturity of debt was approximately 7.7 years at September 30, 2021.
Our primary sources of liquidity are cash and cash equivalents and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2021 ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:
•normal recurring operating expenses;
•current debt service requirements;
•recurring and non-recurring capital expenditures;
•reposition expenditures;
•funding of property developments, repositions, redevelopments, acquisitions, and joint venture investments; and
•the minimum dividend payments required to maintain our REIT qualification under the Code.
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
Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2021 and 2020:

Net cash from operating activities was approximately $436.0 million during the nine months ended September 30, 2021 as compared to approximately $413.3 million for the same period in 2020. The increase was primarily due to the increase in property operations due to the growth attributable to our same store, non-same store and development and lease-up communities and the $13.6 million Pandemic Related Impact incurred in 2020. The increase was partially offset by higher and timing of real estate tax payments in 2021 as compared to 2020. See further discussion of our 2021 operations as compared to 2020 in "Results of Operations."

Net cash used in investing activities during the nine months ended September 30, 2021 totaled approximately $755.8 million as compared to $298.1 million during the same period in 2020. Cash outflows during the nine months ended September 30, 2021 primarily related to the acquisition of three operating properties for approximately $464.0 million, and amounts paid for property development and capital improvements of approximately $279.7 million. Cash outflows during the nine months ended September 30, 2020 primarily related to cash outflows for property development and capital improvements of approximately $294.4 million. The slight decrease in property development and capital improvements for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the completion of repositions and redevelopments at several of our operating properties. The property development and capital improvements during the nine months ended September 30, 2021 and 2020, included the following:

	Nine Months Ended September 30,
(in millions)	2021	2020
Expenditures for new development, including land	$163.6	$159.0
Capital expenditures	63.4	61.2
Reposition expenditures	30.4	35.6
Capitalized interest, real estate taxes, and other capitalized indirect costs	22.3	25.2
Redevelopment expenditures	—	13.4
Total	$279.7	$294.4

Net cash from financing activities totaled approximately $328.7 million for the nine months ended September 30, 2021 as compared to $450.8 million during the same period in 2020. Cash inflows during the nine months ended September 30, 2021 primarily related to net proceeds of $579.5 million from the issuance of approximately 4.4 million common shares from our ATM programs. These cash inflows during 2021 were partially offset by $255.1 million used for distributions to common shareholders and non-controlling interest holders. Cash inflows during the nine months ended September 30, 2020 primarily related to net proceeds of approximately $743.1 million from the issuance of $750.0 million senior unsecured notes in April 2020. These cash inflows during 2020 were partially offset by $249.2 million used for distributions to common shareholders and non-controlling interest holders, and net payments of $44.0 million of borrowings from our unsecured line of credit.

Financial Flexibility

We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2021 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At September 30, 2021, we had no borrowings outstanding on our credit facility and we had outstanding letters of credit totaling approximately $14.8 million, leaving approximately $885.2 million available under our credit facility.
In August 2021, we created an ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $500.0 million (the "2021 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2021 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. We issued approximately 1.5 million shares under our 2021 ATM program during the three months ended September 30, 2021 and received approximately $220.7 million in net proceeds. As of September 30, 2021 and through the date of this filing, we had common shares having an aggregate offering price of up to $278.2 million remaining available for sale under the 2021 ATM program.
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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We have no scheduled debt due for the remainder of 2021 and believe scheduled repayments of debt in 2022 are manageable at approximately $386.3 million which represents approximately 12.2% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
We estimate the additional cost to complete the construction of six properties to be approximately $242.4 million. Of this amount, we expect to incur costs between approximately $56 million and $66 million during the remainder of 2021 and to incur the remaining costs during 2022 through 2023. Additionally, during the remainder of 2021, we expect to incur costs between approximately $22 million and $24 million related to repositions and revenue enhancing expenditures, between approximately $22 million and $26 million related to the start of new development activities, and between approximately $20 million and $24 million related to additional recurring capital expenditures.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2021 ATM program, and other unsecured borrowings or secured mortgages. We continue to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In September 2021, our Board of Trust Managers declared a quarterly dividend of $0.83 per common share to our common shareholders of record as of September 30, 2021. The quarterly dividend was subsequently paid on October 18, 2021, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2021, our annualized dividend rate would be $3.32 per share or unit.
Off-Balance Sheet Arrangements
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At September 30, 2021, our unconsolidated joint ventures had outstanding debt of approximately $514.6 million. As of September 30, 2021, we had no outstanding guarantees related to the debt of our unconsolidated joint ventures.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended September 30, 2021.

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

10.1	Form of Distribution Agency Agreement, dated August 2, 2021, among Camden Property Trust, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on August 2, 2021 (File No. 1-12110))

10.2	Form of Distribution Agency Agreement, dated August 2, 2021, between Camden Property Trust and Regions Securities LLC (incorporated by reference to Exhibit 1.2 to the Company's current Report on Form 8-K filed on August 2, 2021 (File No. 1-12110))

10.3	Form of Distribution Agency Agreement, dated August 2, 2021, among Camden Property Trust, Scotia Capital (USA) Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 1.3 to the Company's current Report on Form 8-K filed on August 2, 2021 (File No. 1-12110))

10.4	Form of Distribution Agency Agreement, dated August 2, 2021, among Camden Property Trust, TD Securities (USA) LLC and The Toronto-Dominion Bank (incorporated by reference to Exhibit 1.4 to the Company's current Report on Form 8-K filed on August 2, 2021 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 29, 2021

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 29, 2021

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	October 29, 2021
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer