Form 10-K
period 2021-12-31
CAMDEN PROPERTY TRUST
filed 2022-02-17
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $13,268,781,625 based on a June 30, 2021 share price of $132.67.
On February 10, 2022, 103,429,458 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 12, 2022 are incorporated by reference in Part III.

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
Our website is located at www.camdenliving.com and we make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available free of charge on our website our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit, Compensation, and Nominating and Corporate Governance Committees. Copies are also available, without charge, from Investor Relations, 11 Greenway Plaza, Suite 2400, Houston, Texas 77046. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on or available through our website and therefore such information should not be considered part of this report.
Our annual, quarterly and current reports, proxy statements, and other information are electronically filed with the SEC. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.
Narrative Description of Business
As of December 31, 2021, we owned interests in, operated, or were developing 176 multifamily properties comprised of 60,073 apartment homes across the United States. Of the 176 properties, five properties were under construction and will consist of a total of 1,773 apartment homes when completed. We also own land holdings which we may develop into communities in the future.
Operating and Business Strategy
We believe producing consistent earnings growth through property operations, development and acquisitions, achieving market balance, and recycling capital are crucial factors to our success. We rely heavily on our sophisticated property management capabilities and innovative operating strategies to maximize the earnings potential of our communities.
Real Estate Investments and Market Balance. We believe we are well-positioned in our current markets and have the expertise to take advantage of new opportunities as they arise. These capabilities, combined with what we believe is a conservative financial structure, should allow us to concentrate our growth efforts toward selective opportunities to enhance our strategy of having a geographically diverse portfolio of assets which meet the requirements of our residents.
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

We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our short-term and long-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our at-the-market ("ATM") share offering programs, other unsecured borrowings, or secured mortgages.
Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction, and retain residents, thereby increasing our operating revenues and reducing our operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high-quality services to our residents and we strive to motivate our on-site employees through incentive compensation arrangements based upon property operational results, rental rate increases, occupancy levels, and level of new leases and lease renewals achieved.
Operations. We believe an intense focus on operations is necessary to realize consistent, sustained earnings growth. Ensuring customer satisfaction, increasing rents as market conditions allow, maximizing rent collections (subject to restrictions of applicable law), maintaining property occupancy at optimal levels, and controlling operating costs comprise our principal strategies to maximize property financial results. We believe our web-based property management and revenue management systems strengthen on-site operations and allow us to quickly adjust rental rates as local market conditions change. Lease terms are generally staggered based on vacancy exposure by apartment type such that lease expirations are matched to each property's seasonal rental patterns. Our average lease terms are approximately fourteen months, and our individual property marketing plans are structured to respond to local market conditions. In addition, we conduct ongoing customer service surveys to help ensure timely responses to customers' changing needs and a high-level of satisfaction.
Investments in Joint Ventures. We have entered into, and may continue in the future to enter into, joint ventures or partnerships, including limited liability companies, through which we own an indirect economic interest in less than 100% of the joint venture or partnership. We account for three investment funds (collectively, the "Funds") utilizing the equity method of accounting. As of December 31, 2021, we had two discretionary investment funds, which are closed to future investments, and a third fund which we formed in March 2015 and, as amended, may be utilized for future multifamily investments of up to $360 million. See Note 8, “Investments in Joint Ventures,” and Note 14, “Commitments and Contingencies,” in the notes to the Consolidated Financial Statements for further discussion of our investments in joint ventures.
Competition
There are numerous housing alternatives which compete with our communities in attracting residents. Our properties compete directly with other multifamily properties as well as condominiums, single-family homes, third-party providers of short-term rentals and serviced apartments, which are available for rent or purchase in the markets in which our communities are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes or on the rents realized at our present properties or any newly-developed or acquired property.
Human Capital Management
Purpose and Culture. We strive to differentiate ourselves by our culture and talent. How we manage our human capital is critical to how we deliver on our strategy and create sustained growth and value for our shareholders and we strive to improve the lives of our team members, customers and shareholders one experience at a time. We recognize a great culture is foundational to the success of this vision. Key components in managing our human capital are listed below.
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
A Great Place to Work. In addition to our core values, we are committed to creating a work environment which fosters the well-being, health and happiness of all associates. We believe our team members are given meaningful opportunities to provide feedback and effect change. We are proud of our culture and the recognition we have received as a great place to work, including being named on the list as one of the 100 Best Companies to Work For® by FORTUNE magazine for 14 consecutive years, most recently ranking #8.

Compensation and Benefits. We provide high-quality health benefits and compensation to competitively compensate all employees for their contributions to Camden. We have formal programs intended to positively impact team members such as healthcare, rent discounts, education allowances, and scholarships for children of our employees.
Training and Development. Our mission, vision and values are also incorporated into our employee training and development programs. One of our most cherished mantras is “Never Stop Learning.” We encourage team members to discover their strengths, cultivate new interests, and offer tuition assistance to team members working to earn industry designations from various organizations. We also support team members who continue their education at an accredited educational institution through our Education Assistance Program. In addition to these programs, we also help employees improve their personal and professional lives through training, coaching and mentoring. CamdenU, our in-house learning center, is available to all employees and offers courses in subjects such as leadership, management, fair housing and compliance, and health and safety training. In addition to formal training, Camden’s mentoring program supports its newest employees by pairing them with experienced employees to facilitate their on-boarding process and immerse them in Camden’s culture.
Diversity, Equity, and Inclusion. We believe a great workplace fosters an environment where all employees can thrive and grow, and where differences are both encouraged and celebrated. Each Camden team member brings unique skills, experiences and perspectives to Camden, and we continue to promote and encourage diversity, equity and inclusion throughout our organization. Our commitment is to promote a diverse organization which is reflective of our residents and communities. We believe these efforts are socially responsible, foundational to Camden’s success, and essential to delivering on our goal to improve the lives of our team members and residents, one experience at a time.
At December 31, 2021, we had approximately 1,700 employees including executive, administrative, and community personnel. Camden embraces all team members as full and valued members of the organization. Together we innovate and collaborate with the goal of delivering consistently strong business results. Our commitment to furthering diversity, equity, and inclusion initiatives has resulted in our workforce at Camden reflecting a broad base of talent, with true gender, generation, and ethnicity diversity among our team members.
Qualification as a Real Estate Investment Trust
As of December 31, 2021, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, with the exception of our taxable REIT subsidiaries, we will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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

•risks associated with a pandemic;
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
Short-term leases could expose us to the effects of declining market rents.
Our average lease terms are approximately fourteen months. As these leases typically permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
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
We could be negatively impacted by the risks associated with land holdings and related activities.
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
Risks Associated with Our Operations
A pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows, and financial condition.
A pandemic and emergence of new variants have negatively impacted the global economy, disrupted financial markets and international trade, and resulted in varying unemployment levels, all of which have negatively impacted the multifamily industry and the Company’s business. Outbreaks have led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures, quarantine orders, and orders not allowing the collection of rents, rent increases, or eviction of non-paying tenants.
The impact of an ongoing pandemic and measures to prevent its spread have negatively impacted and could continue to negatively impact our businesses in a number of ways, including our residents’ ability or willingness to pay rents and the demand for multifamily communities within the markets we operate. In the event of resident nonpayment, default, or bankruptcy, we could incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities could continue to expand and extend certain measures imposing restrictions on our ability to enforce contractual rental obligations upon our residents and tenants. The restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.
An ongoing pandemic has caused, and could continue to cause, severe economic, market and other disruptions worldwide. These conditions may continue and may worsen as a result of an ongoing pandemic. In addition, the deterioration of economic conditions as a result of a pandemic could ultimately decrease occupancy levels and market rents across our portfolio as residents reduce or defer their spending.

The uncertain duration and severity of a pandemic and its variants, as well as continued periodic spikes in infection rates and local outbreaks of the virus and its variants, in spite of safety measures or vaccinations could cause disruptions to our operations and those of our commercial tenants, suppliers or vendors. For these reasons, we are not able at this time to estimate with any degree of certainty the effect a pandemic or measures intended to curb its spread could have on our business, results of operations, financial condition, and cash flows. Moreover, many of the other risk factors described within this Form 10-K could be more likely to impact us as a result of a pandemic or measures intended to curb its spread.
Development, repositions, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, reposition, redevelop, and construct multifamily apartment communities for our portfolio. In 2022, we expect to incur costs between approximately $150 million and $170 million related to the construction of five consolidated projects. Additionally, during 2022, we expect to incur costs between approximately $150 million and $160 million related to the start of new development activities, between approximately $62 million and $66 million related to repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $80 million and $84 million of additional recurring capital expenditures. Our development, reposition, redevelopment and construction activities may also be exposed to a number of risks which may delay timely completion, increase our construction costs and/or decrease our profitability, including the following:

•inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations;
•disruptions in the supply of materials or labor, increased materials and labor costs, problems with contractors or subcontractors, or other costs including those costs due to errors and omissions which occur in the design or construction process;
•shortages of materials;
•inability to obtain financing with favorable terms;
•inability to complete construction and/or lease-up of a community on schedule;
•forecasted occupancy and rental rates may differ from the actual results; and
•the incurrence of costs related to the abandonment of development opportunities which we have pursued and subsequently deemed unfeasible.
Our inability to successfully implement our development, repositions, redevelopment and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.
One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered into between it and third parties (which may include our nonconsolidated affiliates). The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project, and assumes the risk when these estimates are greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict these factors. The time and costs necessary to complete a project may be affected by a variety of factors including, but not limited to, those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild non-conforming work. Further, trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statute of repose in the applicable jurisdictions.
We could be impacted by our investments through joint ventures and investment funds which involve risks not present in investments in which we are the sole investor.
We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks including but not limited to, the possibility the other joint venture partner may have business goals which are inconsistent with ours, possess the ability to take or force action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement.

The risks associated with our Funds, which we manage as the general partner and advisor, include, but are not limited to, the following:
•one of our wholly-owned subsidiaries is the general partner of the Funds and has unlimited liability for the third-party debts, obligations, and liabilities of the Funds pursuant to partnership law;
•investors in the Funds (other than us) may remove our subsidiary as the general partner of the Funds with or without cause and the Funds’ advisory boards by a majority vote of their members, and may remove our subsidiary as the general partner of the Funds at any time for cause;
•while we have broad discretion to manage the Funds and make investment decisions on behalf of the Funds, the investors of the Funds' advisory boards must approve certain matters, and as a result we may be unable to make certain investments or implement certain decisions on behalf of the Funds which we consider beneficial;
•our ability to dispose of all or a portion of our investments in the Funds is subject to significant restrictions; and,
•we may be liable if the Funds fail to comply with various tax or other regulatory matters.
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
•we may not be able to obtain adequate financing; and,
•we may not be able to identify suitable candidates on terms acceptable to us and may not achieve expected returns or other benefits as a result of integration challenges, such as personnel and technology.
Changes in rent control or rent stabilization laws and regulations could adversely affect our operations and property values.
Certain states and local municipalities have adopted rent control or rent stabilization laws and regulations, imposing restrictions on amounts of rent increases which may be charged. There are a number of additional states and local municipalities in which we operate also considering or being urged by advocacy groups to consider imposing rent control or rent stabilization laws and regulations.  Such laws and regulations could limit our ability to increase rents, charge certain fees, evict residents, or recover increases in our operating expenses and could make it more difficult to dispose of properties in certain circumstances. The terms of laws and regulations recently enacted, future laws and regulations which may be enacted, as well as any lawsuits against us arising from such issues, could have a significant adverse impact on our results of operations and could reduce the value of our operating properties.
Failure to qualify as a REIT could have adverse consequences.
We may not continue to qualify as a REIT in the future and the Internal Revenue Service may challenge our qualification as a REIT for prior years. If we fail to qualify as a REIT in any taxable year we may be subject to federal and state income taxes for such year and we may not be able to requalify as a REIT for the four subsequent taxable years and may be subject to federal and state income taxes in those years as well. This may also impair our ability to expand our business and raise capital which may adversely affect the value of our common shares.
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
We use technology in substantially all aspects of our business operations, including internet and cloud-based systems and applications. We also use mobile devices, social networking, outside vendors and other online activities to connect with our employees, suppliers and residents. Such uses and the on-going advancement in technology give rise to potential cybersecurity risks with increasing sophistication, including but not limited to, security breaches, espionage, system disruption, theft and inadvertent release of confidential information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through acquisitions and developments and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks and may be liable for the consequential litigation and remediation costs. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective and there can be no complete assurance of prevention or anticipation of such incidents. The theft, destruction, loss, misappropriation, or release of sensitive data, confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All of these third parties face potential risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of these parties' information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaw or breaches to their information technology systems, or those which they operate for us, which could have a material adverse effect on our financial condition or results of operations.
Risks Associated with Our Indebtedness and Financing
We have significant debt, which could have adverse consequences.
As of December 31, 2021, we had outstanding debt of approximately $3.2 billion. This indebtedness could have adverse consequences including but not limited to, the following:
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
Our capital requirements depend on numerous factors, including the rental and occupancy rates of our multifamily properties, minimum dividend requirements to our equity holders, development, redevelopment and other capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.
We may be unable to renew, repay, or refinance our outstanding debt.
We are subject to the risk our indebtedness will not be renewed, repaid, or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to pay amounts due on our debt and make distributions to our shareholders.
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
Fitch, Moody's, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, on our senior unsecured debt as of December 31, 2021. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
We may be adversely affected by the phase out of LIBOR.
Our unsecured credit facility and unsecured term loan are indexed to the London Interbank Offered Rate ("LIBOR"). In late 2021, it was announced LIBOR interest rates will cease publication altogether by June 30, 2023. To address the potential for LIBOR’s cessation, the Federal Reserve Board and the Federal Reserve Bank of New York (FRBNY), in coordination with multiple other regulators and large industry participants, convened the Alternative Reference Rates Committee (“ARRC”). The ARRC has identified the Secured Overnight Financing Rate (SOFR) as the preferred successor rate for LIBOR. We intend to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR "all in" rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally. These changes may have a material adverse impact on the availability of financing and on our financing costs.
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
We could be adversely impacted due to our share price fluctuations.
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
Operating Properties (including properties held through unconsolidated joint ventures)
The 171 operating properties in which we owned interests and operated at December 31, 2021 averaged 960 square feet of living area per apartment home. For the year ended December 31, 2021, no single operating property accounted for greater than 1.4% of our total revenues. Our stabilized operating properties had a weighted average occupancy rate of approximately 97% and 95% for the years ended December 31, 2021 and 2020, respectively, an average monthly rental revenue per apartment home of $1,671 and $1,599 for the same periods, respectively and our average resident lease terms are approximately fourteen months. At December 31, 2021, 153 of our operating properties had over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2017-2021	18
2012-2016	32
2007-2011	29
2002-2006	27
1997-2001	43
Prior to 1997	22

Property Table
The following table sets forth information with respect to our 171 operating properties at December 31, 2021:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2021 Average Occupancy (1)	2021 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Chandler	2016	1,146	380	97.6%	$1,668
Camden Copper Square	2000	786	332	96.3	1,345
Camden Foothills	2014	1,032	220	97.0	1,871
Camden Legacy	1996	1,067	428	96.3	1,632
Camden Montierra	1999	1,071	249	97.7	1,587
Camden North End I	2019	921	441	96.3	1,722
Camden North End II (3)	2021	885	343	97.2	1,808
Camden Old Town Scottsdale	2016	892	316	97.8	1,886
Camden Pecos Ranch	2001	949	272	97.0	1,378
Camden San Marcos	1995	984	320	97.6	1,506
Camden San Paloma	1993/1994	1,042	324	96.8	1,543
Camden Sotelo	2008/2012	1,303	170	97.9	1,694
Camden Tempe	2015	1,033	234	96.7	1,698
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	98.2	2,230
Camden Glendale	2015	893	307	97.2	2,426
Camden Harbor View	2004	981	547	97.5	2,657
Camden Main and Jamboree	2008	1,011	290	98.0	2,171
Camden Martinique	1986	795	714	97.5	1,946
Camden Sea Palms	1990	891	138	98.6	2,225
The Camden	2016	767	287	95.6	2,921
San Diego/Inland Empire
Camden Hillcrest (4)	2021	1,223	132	Lease-up	4,238
Camden Landmark	2006	982	469	97.2	1,833
Camden Old Creek	2007	1,037	350	98.2	2,376
Camden Sierra at Otay Ranch	2003	962	422	97.1	2,217
Camden Tuscany	2003	895	160	96.1	2,678
Camden Vineyards	2002	1,053	264	97.4	1,987
COLORADO
Denver
Camden Belleview Station	2009	888	270	95.4	1,594
Camden Caley	2000	921	218	96.5	1,593
Camden Denver West	1997	1,015	320	97.0	1,910
Camden Flatirons	2015	960	424	96.6	1,741
Camden Highlands Ridge	1996	1,149	342	97.7	1,908
Camden Interlocken	1999	1,002	340	97.0	1,763
Camden Lakeway	1997	932	451	95.6	1,701

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2021 Average Occupancy (1)	2021 Average Monthly Rental Rate per Apartment (2)
Camden Lincoln Station	2017	844	267	96.1%	$1,649
Camden RiNo (3)	2020	828	233	98.0	1,845
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	97.4	1,825
Camden College Park	2008	942	509	96.2	1,691
Camden Dulles Station	2009	977	382	96.9	1,900
Camden Fair Lakes	1999	1,056	530	97.2	1,950
Camden Fairfax Corner	2006	934	489	97.1	1,973
Camden Fallsgrove	2004	996	268	96.8	1,888
Camden Grand Parc	2002	672	105	96.7	2,520
Camden Lansdowne	2002	1,006	690	97.3	1,778
Camden Largo Town Center	2000/2007	1,027	245	97.0	1,776
Camden Monument Place	2007	856	368	96.6	1,719
Camden NoMa	2014	769	321	96.4	2,135
Camden NoMa II	2017	759	405	96.3	2,216
Camden Potomac Yard	2008	832	378	96.5	2,041
Camden Roosevelt	2003	856	198	96.1	2,839
Camden Shady Grove	2018	877	457	96.8	1,822
Camden Silo Creek	2004	975	284	98.0	1,766
Camden South Capitol (5)	2013	821	281	95.9	2,264
Camden Washingtonian	2018	870	365	97.6	1,851
FLORIDA
Southeast Florida
Camden Aventura	1995	1,108	379	97.5	2,063
Camden Boca Raton	2014	843	261	97.1	2,077
Camden Brickell	2003	937	405	97.5	2,218
Camden Doral	1999	1,120	260	98.2	1,972
Camden Doral Villas	2000	1,253	232	98.5	2,182
Camden Las Olas	2004	1,043	420	97.5	2,184
Camden Plantation	1997	1,201	502	98.1	1,804
Camden Portofino	1995	1,112	322	98.5	1,875
Orlando
Camden Hunter’s Creek	2000	1,075	270	98.0	1,483
Camden Lago Vista	2005	955	366	97.5	1,391
Camden Lake Eola (4)	2021	944	360	Lease-up	2,177
Camden LaVina	2012	969	420	96.8	1,418
Camden Lee Vista	2000	937	492	97.0	1,415
Camden North Quarter	2016	806	333	97.2	1,536
Camden Orange Court	2008	817	268	97.1	1,387
Camden Thornton Park	2016	920	299	92.3	1,760
Camden Town Square	2012	983	438	97.1	1,423
Camden Waterford Lakes (5)	2014	971	300	97.3	1,501
Camden World Gateway	2000	979	408	97.4	1,438

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2021 Average Occupancy (1)	2021 Average Monthly Rental Rate per Apartment (2)
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	97.3%	$1,395
Camden Central (6)	2019	943	368	97.8	3,304
Camden Montague	2012	972	192	98.0	1,440
Camden Pier District	2016	989	358	98.3	2,689
Camden Preserve	1996	942	276	97.7	1,583
Camden Royal Palms	2006	1,017	352	97.7	1,378
Camden Visconti (5)	2007	1,125	450	96.6	1,572
Camden Westchase Park	2012	992	348	98.0	1,555
GEORGIA
Atlanta
Camden Brookwood	2002	916	359	96.7	1,509
Camden Buckhead Square	2015	827	250	96.9	1,607
Camden Creekstone	2002	990	223	98.2	1,466
Camden Deerfield	2000	1,187	292	94.4	1,553
Camden Dunwoody	1997	1,007	324	97.7	1,444
Camden Fourth Ward	2014	844	276	97.5	1,785
Camden Midtown Atlanta	2001	935	296	97.1	1,575
Camden Paces	2015	1,408	379	97.1	2,664
Camden Peachtree City	2001	1,027	399	96.9	1,473
Camden Phipps (5)	1996	1,016	234	96.2	1,632
Camden Shiloh	1999/2002	1,143	232	98.3	1,422
Camden St. Clair	1997	999	336	96.9	1,454
Camden Stockbridge	2003	1,009	304	97.8	1,329
Camden Vantage	2010	901	592	95.6	1,522
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,048	400	96.6	1,369
Camden Cotton Mills	2002	905	180	96.1	1,503
Camden Dilworth	2006	857	145	95.1	1,516
Camden Fairview	1983	1,036	135	96.6	1,263
Camden Foxcroft	1979	940	156	96.3	1,158
Camden Foxcroft II	1985	874	100	97.0	1,272
Camden Gallery	2017	743	323	95.9	1,605
Camden Grandview	2000	1,059	266	97.4	1,754
Camden Grandview II	2019	2,241	28	97.4	3,544
Camden Sedgebrook	1999	972	368	96.4	1,247
Camden South End	2003	878	299	95.7	1,527
Camden Southline (5)	2015	831	266	95.2	1,613
Camden Stonecrest	2001	1,098	306	96.6	1,416
Camden Touchstone	1986	899	132	97.9	1,170
Raleigh
Camden Asbury Village (5)	2009	1,009	350	97.5	1,336

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2021 Average Occupancy (1)	2021 Average Monthly Rental Rate per Apartment (2)
Camden Carolinian	2017	1,118	186	95.6%	$2,125
Camden Crest	2001	1,014	438	96.6	1,174
Camden Governor’s Village	1999	1,046	242	98.1	1,227
Camden Lake Pine	1999	1,066	446	97.9	1,288
Camden Manor Park	2006	966	484	96.3	1,282
Camden Overlook	2001	1,061	322	97.0	1,363
Camden Reunion Park	2000/2004	972	420	97.0	1,181
Camden Westwood	1999	1,022	360	96.0	1,225
TENNESSEE
Nashville
Camden Franklin Park (6)	2018	967	328	97.5	1,743
Camden Music Row (6)	2016	903	430	97.1	2,198
TEXAS
Austin
Camden Amber Oaks (5)	2009	862	348	97.8	1,212
Camden Amber Oaks II (5)	2012	910	244	97.0	1,299
Camden Brushy Creek (5)	2008	882	272	97.9	1,305
Camden Cedar Hills	2008	911	208	96.5	1,427
Camden Gaines Ranch	1997	955	390	97.4	1,575
Camden Huntingdon	1995	903	398	96.5	1,266
Camden La Frontera	2015	901	300	97.3	1,331
Camden Lamar Heights	2015	838	314	95.6	1,554
Camden Rainey Street	2016	873	326	97.3	2,078
Camden Shadow Brook (5)	2009	909	496	97.4	1,281
Camden Stoneleigh	2001	908	390	98.0	1,399
Dallas/Fort Worth
Camden Addison	1996	942	456	97.1	1,320
Camden Belmont	2010/2012	946	477	97.0	1,496
Camden Buckingham	1997	919	464	97.6	1,310
Camden Centreport	1997	912	268	97.7	1,281
Camden Cimarron	1992	772	286	96.6	1,305
Camden Design District (5)	2009	939	355	96.9	1,436
Camden Farmers Market	2001/2005	932	904	96.1	1,389
Camden Greenville (6)	2017/2018	1,028	558	94.2	2,064
Camden Henderson	2012	966	106	97.6	1,573
Camden Legacy Creek	1995	831	240	96.7	1,376
Camden Legacy Park	1996	870	276	96.2	1,365
Camden Panther Creek (5)	2009	946	295	97.4	1,399
Camden Riverwalk (5)	2008	989	600	97.0	1,543
Camden Valley Park	1986	743	516	97.3	1,131
Camden Victory Park	2016	861	423	96.6	1,699
Houston
Camden City Centre	2007	932	379	94.8	1,447

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2021 Average Occupancy (1)	2021 Average Monthly Rental Rate per Apartment (2)
Camden City Centre II	2013	869	268	93.1%	$1,418
Camden Cypress Creek (5)	2009	993	310	96.1	1,372
Camden Cypress Creek II (3) (5)	2020	950	234	96.7	1,337
Camden Downs at Cinco Ranch (5)	2004	1,075	318	97.8	1,338
Camden Downtown (3)	2020	1,052	271	96.1	2,711
Camden Grand Harbor (5)	2008	959	300	97.6	1,241
Camden Greenway	1999	861	756	95.9	1,353
Camden Heights (5)	2004	927	352	95.4	1,494
Camden Highland Village	2014/2015	1,175	552	94.0	2,158
Camden Holly Springs	1999	934	548	96.2	1,260
Camden McGowen Station	2018	1,004	315	95.8	1,971
Camden Midtown	1999	844	337	94.8	1,449
Camden Northpointe (5)	2008	940	384	97.1	1,192
Camden Plaza	2007	915	271	95.5	1,571
Camden Post Oak	2003	1,200	356	94.5	2,411
Camden Royal Oaks	2006	923	236	93.7	1,399
Camden Royal Oaks II	2012	1,054	104	90.4	1,646
Camden Spring Creek (5)	2004	1,080	304	96.5	1,270
Camden Stonebridge	1993	845	204	96.5	1,134
Camden Sugar Grove	1997	921	380	97.2	1,232
Camden Travis Street	2010	819	253	95.4	1,415
Camden Vanderbilt	1996/1997	863	894	93.7	1,373
Camden Whispering Oaks	2008	936	274	96.9	1,283
Camden Woodson Park (5)	2008	916	248	95.0	1,198
Camden Yorktown (5)	2008	995	306	96.6	1,194
(1)Represents the average physical occupancy for the year except as noted.
(2)The average monthly rental rate per apartment incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.
(3)Development property stabilized during 2021 - the average occupancy was calculated from the date at which the occupancy exceeded 90% through December 31, 2021.
(4)Property under lease-up at December 31, 2021.
(5)Property owned through an unconsolidated joint venture in which we own a 31.3% interest. The remaining interest is owned by an unaffiliated third-party.
(6)Property acquired in 2021 - the average occupancy was calculated from the date the property was acquired.

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CPT." As of February 10, 2022, there were approximately 297 shareholders of record and 88,001 beneficial owners of our common shares.
In the first quarter of 2022, the Company's Board of Trust Managers declared a first quarter dividend of $0.94 per common share to our common shareholders of record as of March 31, 2022. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2022, our annualized dividend rate for 2022 would be $3.76.
The following graph assumes the investment of $100 on December 31, 2016 and quarterly reinvestment of dividends.

Camden Property Trust
Total Return Performance
Index Value
300
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
CPT
FTSE NAREIT Equity
S&P 500
Russell 2000

(Source: S&P Global Market Intelligence)

Index	2017	2018	2019	2020	2021
Camden Property Trust	$113.33	$112.22	$139.39	$136.21	$249.51
FTSE NAREIT Equity	105.23	100.36	126.45	116.34	166.64
S&P 500	121.83	116.49	153.17	181.35	233.41
Russell 2000	114.65	102.02	128.06	153.62	176.39

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
The 2021 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We would expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). We have not entered into any forward sale agreements under the 2021 ATM program.
During the year ended December 31, 2021, we sold an aggregate of approximately 2.6 million common shares at an average price per share of $157.57, for aggregate net consideration of approximately $400.4 million under the 2021 ATM program. The proceeds from the sale of our common shares under the 2021 ATM program were used for general corporate purposes, which included funding for development activities and financing for acquisitions. We did not sell any additional shares subsequent to December 31, 2021, and we had common shares having an aggregate offering price of up to $97.6 million remaining available for sale under the 2021 ATM program as of the date of this filing.
In June 2020, we created an ATM share offering program through which we could, but had no obligation to, sell common shares for an aggregate offering price of up to $362.7 million (the "2020 ATM program"). During the six months ended June 30, 2021, we sold an aggregate of approximately 2.9 million common shares at an average price per share of $126.64, for aggregate net consideration of approximately $358.8 million. In August 2021, we terminated the 2020 ATM program with an aggregate offering price of approximately $0.2 million not sold. There were no additional shares sold under the 2020 ATM program from June 30, 2021 through the date of the termination agreements, and no further common shares were available for sale under this program.
See Part III, Item 12, for a description of securities authorized for issuance under our equity compensation plans.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. There were no repurchases under this program for the years ended December 31, 2019, 2020, or 2021 or through the date of this filing. The remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million as of the date of this filing.
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
Discussion of our year-to-date comparisons between 2021 and 2020 is presented below. Year-to-date comparisons between 2020 and 2019 can be found in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
•A pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows, and financial condition;
•Development, repositions, redevelopment and construction risks could impact our profitability;
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
•We may be adversely affected by the phase out of LIBOR;

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
Executive Summary
We are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2021, we owned interests in, operated, or were developing 176 multifamily properties comprised of 60,073 apartment homes across the United States as detailed in the Property Portfolio table below. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
As a result of the COVID-19 pandemic, we believe the conditions in the multifamily industry market in which we operate have been challenging but continue to show signs of improvement. During the year ended December 31, 2021, our results reflect an increase in same store revenues of approximately 4.3% as compared to the same period in 2020. The increase was primarily due to higher average rental rates and increased occupancy which we believe was primarily attributable to improving job growth, favorable demographics with a higher propensity to rent versus buy, higher demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We currently believe U.S. economic and employment growth are likely to continue during 2022 and the supply of multifamily homes will remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders increased approximately $180.0 million for the year ended December 31, 2021, as compared to the same period in 2020. This increase was primarily due to the gains from the sale of three operating properties during the fourth quarter of 2021 and an 11.9% increase in property operations due to the growth attributable to our same store, non-same store, and development and lease-up communities. The increase was partially offset by higher depreciation expense related to the acquisition of four operating properties during 2021. See further discussion of our 2021 operations as compared to 2020 in "Results of Operations," below.
Construction Activity
At December 31, 2021, we had a total of five projects under construction to be comprised of 1,773 apartment homes. Initial occupancies of these five projects are currently scheduled to occur within the next 18 months. We estimate the additional cost to complete the construction of the five projects to be approximately $199.4 million.
Acquisitions
Operating Properties: During the year ended December 31, 2021, we acquired one operating property comprised of 558 apartment homes located in Dallas, Texas for approximately $165.5 million in October and one operating property comprised of 368 apartment homes located in St. Petersburg, Florida for approximately $176.3 million in August. In June 2021, we also acquired one operating property comprised of 328 apartment homes located in Franklin, Tennessee for approximately $105.3 million and one operating property comprised of 430 apartment homes located in Nashville, Tennessee for approximately $186.3 million.
Land: During the year ended December 31, 2021, we acquired approximately 2.0 acres of land in Nashville, Tennessee for approximately $36.6 million, approximately 5.2 acres of land in Denver, Colorado for approximately $24.0 million, approximately 14.6 acres of land in The Woodlands, Texas for approximately $9.3 million, and approximately 0.2 acres of land in St. Petersburg, Florida for approximately $2.1 million for future development purposes.
Dispositions
Operating Properties: During the fourth quarter of 2021, we sold two operating properties comprised of a total of 652 apartment homes, located in Houston, Texas for approximately $115.0 million and recognized a gain of approximately $81.1 million and one property comprised of 426 apartment homes located in Laurel, Maryland for approximately $145.0 million and recognized a gain of approximately $93.3 million.
Other
In August 2021, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $500.0 million (the "2021 ATM program").
In 2021, we issued approximately 5.5 million common shares under our 2020 and 2021 ATM programs and received approximately $759.2 million in net proceeds.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities, and to redevelop, reposition and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our short-term and long-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings, or secured mortgages.
As of December 31, 2021, we had approximately $613.4 million in cash and cash equivalents, and $885.2 million available under our $900.0 million unsecured credit facility. As of December 31, 2021 and through the date of this filing, we had common shares having an aggregate offering price of up to $97.6 million remaining available for sale under our 2021 ATM program. We believe scheduled repayments of debt during the next 12 months are manageable at approximately $386.3 million which represents approximately 12.2% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs of approximately $3.7 million. Additionally, as of December 31, 2021 and through the date of this filing, 100% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2021		December 31, 2020
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,154	26	9,806	28
Washington, D.C. Metro	6,437	18	6,862	19
Dallas, Texas	6,224	15	5,666	14
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	4,029	13	3,686	12
Orlando, Florida	3,954	11	3,594	10
Austin, Texas	3,686	11	3,686	11
Raleigh, North Carolina	3,248	9	3,240	9
Charlotte, North Carolina	3,104	14	3,104	14
Tampa, Florida	3,104	8	2,736	7
Denver, Colorado	2,865	9	2,865	9
Southeast Florida	2,781	8	2,781	8
Los Angeles/Orange County, California	2,663	7	2,663	7
San Diego/Inland Empire, California	1,797	6	1,665	5
Nashville, Tennessee	758	2	—	—
Total Operating Properties	58,300	171	56,850	167

Properties Under Construction
Phoenix, Arizona	397	1	740	2
Charlotte, North Carolina	387	1	387	1
Atlanta, Georgia	366	1	366	1
Raleigh, North Carolina	354	1	—	—
Southeast Florida	269	1	269	1
San Diego/Inland Empire, California	—	—	132	1
Orlando, Florida	—	—	360	1
Total Properties Under Construction	1,773	5	2,254	7
Total Properties	60,073	176	59,104	174

Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,756	9	2,756	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties	7,247	22	7,247	22
Total Properties Fully Consolidated	52,826	154	51,857	152
(1)Refer to Note 8, "Investments in Joint Ventures," in the notes to Consolidated Financial Statements for further discussion of our joint venture investments.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2021, stabilization was achieved at three consolidated operating properties and one unconsolidated joint venture operating property as follows:

Stabilized Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden North End II
Phoenix, AZ	343	3Q21	4Q21
Camden Downtown I
Houston, TX	271	3Q20	3Q21
Camden RiNo
Denver, CO	233	4Q20	2Q21
Consolidated total	847

Unconsolidated Operating Property
Camden Cypress Creek II
Houston, TX	234	4Q20	2Q21

Completed Construction in Lease-Up
At December 31, 2021, we had two consolidated completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 1/30/2022	Date of Construction Completion	Estimated Date of Stabilization
Consolidated Operating Properties
Camden Lake Eola (2)
Orlando, FL	360	$125.0	96%	3Q21	1Q22
Camden Hillcrest
San Diego, CA	132	89.3	41%	4Q21	4Q22
Consolidated total	492	$214.3
(1)Excludes leasing costs, which are expensed as incurred.
(2)Stabilization has been achieved at this property subsequent to year-end.
Properties Under Development
Our consolidated balance sheet at December 31, 2021 included approximately $474.7 million related to properties under development and land. Of this amount, approximately $296.3 million related to our projects currently under construction. In addition, we had approximately $178.4 million primarily invested in land held for future development related to projects we currently expect to begin construction.
Communities Under Construction. At December 31, 2021, we had five consolidated properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Consolidated Communities Under Construction
Camden Buckhead (1) Atlanta, GA	366	$163.5	$156.6	$48.8	2Q22	4Q22
Camden Atlantic Plantation, FL	269	100.0	79.1	79.1	3Q22	4Q23
Camden Tempe II Tempe, AZ	397	115.0	62.2	62.2	3Q23	1Q25
Camden NoDa Charlotte, NC	387	105.0	59.6	59.6	3Q23	1Q25
Camden Durham Durham, NC	354	120.0	46.6	46.6	4Q23	1Q25
Consolidated total	1,773	$603.5	$404.1	$296.3
(1)Property in lease-up and was 65% leased at January 30, 2022.
    Development Pipeline Communities. At December 31, 2021, we had the following consolidated communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Woodmill Creek	188	$60.0	$10.2
The Woodlands, TX
Camden Village District	355	115.0	23.9
Raleigh, NC
Camden Arts District	354	150.0	37.8
Los Angeles, CA
Camden Pier District II	95	50.0	3.5
St. Petersburg, FL
Camden Gulch	480	260.0	37.3
Nashville, TN
Camden Baker	435	165.0	25.9
Denver, CO
Camden Paces III	350	100.0	18.0
Atlanta, GA
Camden Highland Village II	300	100.0	9.0
Houston, TX
Camden Downtown II	271	145.0	12.8
Houston, TX
Total	2,828	$1,145.0	$178.4
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted and estimates routinely require adjustment.

Geographic Diversification
    At December 31, 2021 and 2020, our real estate assets by various markets, excluding depreciation and investments in joint ventures, were as follows:

($ in thousands)	2021		2020
Washington, D.C. Metro	$1,522,337	14.6%	$1,592,592	16.7%
Houston, Texas	1,121,502	10.7	1,154,915	12.1
Atlanta, Georgia	888,521	8.5	833,172	8.7
Phoenix, Arizona	817,450	7.8	764,054	8.0
Los Angeles/Orange County, California	792,872	7.6	778,179	8.1
Southeast Florida	704,679	6.8	656,999	6.9
Dallas, Texas	699,052	6.7	529,726	5.5
Orlando, Florida	665,242	6.4	646,936	6.8
Denver, Colorado	599,414	5.7	565,284	5.9
Tampa, Florida	557,875	5.3	373,326	3.9
Charlotte, North Carolina	493,337	4.7	451,442	4.7
Raleigh, North Carolina	457,687	4.4	427,756	4.5
San Diego/Inland Empire, California	451,023	4.3	420,538	4.4
Austin, Texas	363,181	3.5	358,258	3.8
Nashville, Tennessee	314,895	3.0	—	—
Total	$10,449,067	100.0%	$9,553,177	100.0%
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

	2021	2020
Average monthly property revenue per apartment home (1)	$1,888	$1,771
Annualized total property expenses per apartment home (2)	$8,261	$8,037
Weighted average number of operating apartment homes owned 100%	50,479	49,128
Weighted average occupancy of operating apartment homes owned 100%	96.8%	95.3%
(1)Average monthly property revenue per apartment home for the year ended December 31, 2020 includes approximately $9.1 million of Resident Relief Funds paid to residents at our wholly-owned communities who experienced financial losses caused by the pandemic and was recorded as a reduction to property revenues.
(2)Annualized total property expenses per apartment home for the year ended December 31, 2020 includes approximately $4.5 million of directly-related pandemic expenses incurred at our operating properties.

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

Reconciliations of net income to NOI for the year ended December 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020
Net income	$312,376	$128,579
Less: Fee and asset management income	(10,532)	(10,800)
Less: Interest and other income	(1,223)	(2,949)
Less: Income on deferred compensation plans	(14,369)	(12,045)
Plus: Property management expense	26,339	24,201
Plus: Fee and asset management expense	4,511	3,954
Plus: General and administrative expense	59,368	53,624
Plus: Interest expense	97,297	91,526
Plus: Depreciation and amortization expense	420,692	367,162
Plus: Expense on deferred compensation plans	14,369	12,045
Plus: Loss on early retirement of debt	—	176
Less: Gain on sale of operating properties, including land	(174,384)	(382)
Less: Equity in income of joint ventures	(9,777)	(8,052)
Plus: Income tax expense	1,893	1,972
Net operating income	$726,560	$649,011
Property-Level NOI (1)(2)
Property NOI, as reconciled above, is detailed further into the categories below for the year ended December 31, 2021 as compared to 2020:

	Apartment Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2020	2021	2020	$	%
Property revenues:
Same store communities	44,122	$971,872	$931,894	$39,978	4.3%
Non-same store communities	6,439	138,605	98,665	39,940	40.5
Development and lease-up communities	2,265	7,571	—	7,571	*
Resident Relief Funds	—	—	(9,074)	9,074	*
Dispositions/other	—	25,537	22,352	3,185	14.2
Total property revenues	52,826	$1,143,585	$1,043,837	$99,748	9.6%
Property expenses:
Same store communities	44,122	$351,210	$339,399	$11,811	3.5%
Non-same store communities	6,439	52,445	39,780	12,665	31.8
Development and lease-up communities	2,265	2,695	7	2,688	*
Pandemic expenses	—	—	4,540	(4,540)	*
Dispositions/other	—	10,675	11,100	(425)	(3.8)
Total property expenses	52,826	$417,025	$394,826	$22,199	5.6%
Property NOI:
Same store communities	44,122	$620,662	$592,495	$28,167	4.8%
Non-same store communities	6,439	86,160	58,885	27,275	46.3
Development and lease-up communities	2,265	4,876	(7)	4,883	*
Pandemic Related Impact	—	—	(13,614)	13,614	*
Dispositions/other	—	14,862	11,252	3,610	32.1
Total property NOI	52,826	$726,560	$649,011	$77,549	11.9%
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
Same Store Analysis
Same store property NOI increased approximately $28.2 million for the year ended December 31, 2021 as compared to the same period in 2020. The increase was due to an increase of approximately $40.0 million in same store property revenues for the year ended December 31, 2021, partially offset by an increase of approximately $11.8 million in same store property expenses for the year ended December 31, 2021, as compared to the same period in 2020.

The $40.0 million increase in same store property revenues for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to an increase of approximately $30.9 million in rental revenues comprised of a 2.8% increase in average rental rates, higher occupancy, and higher other rental income, partially offset by lower reletting fees, net of uncollectible revenue. The increase was also due to an increase of approximately $5.7 million in income from our bulk internet and other utility rebilling programs as well as an increase of approximately $3.4 million related to fees and other income.

The $11.8 million increase in same store property expenses for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to higher property insurance expense of approximately $4.0 million due to higher premiums and claims incurred at our communities, higher repairs and maintenance and utility expenses of approximately $2.7 million, higher real estate taxes of approximately $2.2 million as a result of increased property valuations and rates at a number of our communities and lower property tax refunds, higher general and administrative and other property expenses of approximately $1.5 million, and higher salaries expense of approximately $1.4 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $32.2 million for the year ended December 31, 2021, as compared to the same period in 2020. The increases were comprised of increases from non-same store communities of approximately $27.3 million and increases from development and lease-up communities of approximately $4.9 million for the year ended December 31, 2021, as compared to the same period in 2020. The increase in property NOI from our non-same store communities was primarily due to the acquisition of four operating properties during 2021, five operating properties reaching stabilization during 2020 and 2021, and the stabilization of four redevelopment properties in December 2020. The increase in property NOI from our development and lease-up communities was primarily due to two development communities under lease-up which completed construction during 2021, and the timing of one other development community which was also under lease-up during the year ended December 31, 2021.
The following table details the changes, described above, relating to non-same store and development and lease-up NOI:

For the year ended December 31,
(in millions)	2021 compared to 2020
Property Revenues
Revenues from acquisitions	$18.3
Revenues from non-same store stabilized properties	18.5
Revenues from development and lease-up properties	7.6
Other	3.1
$47.5
Property Expenses
Expenses from acquisitions	$6.5
Expenses from non-same store stabilized properties	5.0
Expenses from development and lease-up properties	2.7

For the year ended December 31,
(in millions)	2021 compared to 2020
Other	1.1
$15.3
Property NOI
NOI from acquisitions	$11.8
NOI from non-same store stabilized properties	13.5
NOI from development and lease-up properties	4.9
Other	2.0
$32.2
Pandemic Related Impact Analysis
The Pandemic Related Impact was approximately $13.6 million for the year ended December 31, 2020 due to the Resident Relief Funds announced in April 2020 for our residents experiencing financial losses and directly-related pandemic expenses. During the year ended December 31, 2020, the Company paid approximately $9.1 million in Resident Relief Funds to approximately 7,100 residents of our wholly-owned communities which was recorded as a reduction to property revenues. Also during the year ended December 31, 2020, we incurred approximately $4.5 million of directly-related pandemic expenses at our operating properties, which included $2.8 million of bonuses paid to on-site employees providing essential services during the pandemic and approximately $1.7 million of other directly-related pandemic expenses.
Dispositions/Other Property Analysis
Dispositions/other property NOI increased approximately $3.6 million for the year ended December 31, 2021 as compared to the same period in 2020. The increase was due to higher NOI from our retail properties primarily due to an approximate $3.5 million non-cash retail straight-line rent receivable adjustments incurred in 2020. The increase was partially offset by the disposition of three consolidated operating properties during the fourth quarter of 2021.
Non-Property Income

	Year Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Fee and asset management	$10,532	$10,800	$(268)	(2.5)%
Interest and other income	1,223	2,949	(1,726)	(58.5)
Income on deferred compensation plans	14,369	12,045	2,324	19.3
Total non-property income	$26,124	$25,794	$330	1.3%
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects decreased approximately $0.3 million for the year ended December 31, 2021 as compared to 2020. The decrease for 2021 as compared to 2020 was primarily due to lower fees earned during 2021 due to decreased construction and development activity for one property held by one of the Funds which completed construction in December 2020. The decrease was partially offset by higher fees earned related to an increase in third-party construction activity, and increases in property management fees from the joint ventures in which we manage as a result of increased operating results during 2021 as compared to 2020.
Interest and other income decreased approximately $1.7 million for the year ended December 31, 2021, as compared to 2020. The decrease was primarily due to our sale of a consolidated technology joint venture in September 2020 and recognizing our proportionate share of the gain of approximately $1.5 million. The decrease was also due to lower interest income in 2021 primarily due to reduced interest rates on our investments.
Our deferred compensation plans recognized income of approximately $14.4 million and $12.0 million in 2021 and 2020, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other Expenses

	Year Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Property management	$26,339	$24,201	$2,138	8.8%
Fee and asset management	4,511	3,954	557	14.1
General and administrative	59,368	53,624	5,744	10.7
Interest	97,297	91,526	5,771	6.3
Depreciation and amortization	420,692	367,162	53,530	14.6
Expense on deferred compensation plans	14,369	12,045	2,324	19.3
Total other expenses	$622,576	$552,512	$70,064	12.7%
Property management expenses, which primarily represent regional supervision and accounting costs related to property operations, increased approximately $2.1 million for the year ended December 31, 2021 as compared to 2020. The increase was primarily related to higher salary, benefits, and incentive compensation costs and higher travel related expenses, partially offset by lower marketing and advertising expenses and pandemic related expenses in 2021 as compared to 2020. Property management expenses were 2.3% of total property revenues for each of the years ended December 31, 2021 and 2020.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects increased approximately $0.6 million for the year ended December 31, 2021 as compared to 2020. The increase was primarily due to higher expenses incurred due to an increase in third-party construction activities, partially offset by lower expenses incurred in 2021 as a result of a development property held by one of the Funds completing construction in December 2020.
General and administrative expenses increased approximately $5.7 million for the year ended December 31, 2021 as compared to 2020. The increase was primarily due to higher salary, benefits, and incentive compensation costs and higher acquisition related expenses, partially offset by lower professional fee expenses in 2021 as compared to 2020. Excluding deferred compensation plans, general and administrative expenses were 5.1% of total revenues for each of the years ended December 31, 2021 and 2020.
Interest expense increased approximately $5.8 million for the year ended December 31, 2021 as compared to 2020. The increase in interest expense was primarily due to the issuance of $750 million, 2.91% senior unsecured notes during April 2020, the issuance of a $40.0 million unsecured floating rate term loan during October 2020, and lower capitalized interest resulting from lower average balances in our development pipeline. The increase was partially offset by lower interest expense due to the repayment of our $100.0 million unsecured floating rate term loan in October 2020 and a decrease in interest expense recognized on our unsecured credit facility due to having lower balances outstanding during the year ended December 31, 2021 as compared to 2020.
Depreciation and amortization expense increased approximately $53.5 million for the year ended December 31, 2021 as compared to 2020. The increase was primarily due to higher depreciation and amortization of in-place leases related to four acquisitions completed in 2021, the completion of units in our development pipeline, the completion of repositions during 2020 and 2021, and the completion of redevelopments during 2020. The increase was partially offset by lower amortization of in-place leases related to the acquisition of two operating properties in December 2019, which was fully amortized during 2020.
Our deferred compensation plans incurred an expense of approximately $14.4 million and $12.0 million in 2021 and 2020, respectively. These changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.

Other

	Year Ended December 31,		Change
(in thousands)	2021	2020	$
Loss on early retirement of debt	$—	$(176)	$176
Gain on sale of operating properties, including land	174,384	382	174,002
Equity in income of joint ventures	9,777	8,052	1,725
Income tax expense	(1,893)	(1,972)	79
The loss on early retirement of debt for the year ended December 31, 2020 related to the early retirement of our $100 million unsecured term loan which was scheduled to mature in 2022; this loss is primarily related to the applicable unamortized loan costs.
The $174.4 million gain on sale for the year ended December 31, 2021 was due to the sale of two operating properties located in Houston, Texas and the sale of one operating property located in Laurel, Maryland during the fourth quarter. The $0.4 million gain on sale in 2020 related to the sale of approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million.
Equity in income of joint ventures increased approximately $1.7 million for the year ended December 31, 2021 as compared to 2020. The increase was primarily due to an increase in earnings recognized during 2021 primarily relating to higher revenues from the stabilized operating properties owned by the Funds. The increase in 2021 was partially offset by a decrease in earnings related to one property held by one of the Funds which completed construction in December 2020 and was under lease up through June 30, 2021, at which time it reached stabilization. We recognized our proportionate share of the loss while this property was in the lease-up phase of operations.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the years ended December 31 are as follows:

($ in thousands)	2021	2020
Funds from operations
Net income attributable to common shareholders (1)	$303,907	$123,911
Real estate depreciation and amortization	410,767	357,489
Adjustments for unconsolidated joint ventures	10,591	9,483
Gain on sale of operating properties	(174,384)	—
Income allocated to non-controlling interests	8,469	4,849
Funds from operations	$559,350	$495,732

Less: recurring capitalized expenditures	(73,603)	(77,525)
Adjusted funds from operations	$485,747	$418,207

Weighted average shares – basic	101,999	99,385
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	87	53
Common units	1,661	1,748
Weighted average shares – diluted (2)	103,747	101,186
(1) Net income attributable to common shareholders for the year ended December 31, 2020 includes an approximate $3.5 million non-cash adjustment to retail straight-line rent receivable and an approximate $14.8 million Pandemic Related Impact. The total Pandemic Related Impact for the year ended December 31, 2020 was comprised of $9.5 million related to the Resident Relief Funds which were established in April 2020. Of this amount, approximately $9.1 million was paid to residents at our wholly-owned communities and was recorded as a reduction to property revenues, and approximately $1.3 million of Resident Relief Funds paid to residents of the operating communities owned by our unconsolidated joint ventures, of which we recognized our ownership interest of $0.4 million in equity in income of joint ventures. Additionally, we incurred approximately $4.5 million of pandemic expenses at our operating communities, which included $2.8 million of bonuses paid to on-site employees who provided essential services during the pandemic and $1.7 million in other directly-related pandemic expenses. We also incurred approximately $0.8 million related to the Employee Relief Fund we established to help our employees impacted by the pandemic.
(2) FFO diluted shares includes approximately 2.3 million weighted average share impact related to activity from our ATM Programs during the year ended December 31, 2021. There was no ATM activity during the year-ended December 31, 2020.
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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.7 and 6.5 times for the years ended December 31, 2021 and 2020, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses after adding back depreciation, amortization, and interest expense. All of our properties were unencumbered at both December 31, 2021 and 2020. Our weighted average maturity of debt was approximately 7.4 years at December 31, 2021.
We also intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flow generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs over the next 12 months including:

•normal recurring operating expenses;
•current debt service requirements, including debt maturities;
•recurring capital expenditures;
•reposition expenditures;
•funding of property developments, redevelopments, acquisitions, and joint venture investments; and
•the minimum dividend payments required to maintain our REIT qualification under the Code.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, changes in rent control or rent stabilization laws, sources of financing, the minimum REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our cost of funds, and our ability to access capital markets. A variety of these factors, among others, could also be affected by the continuation of the pandemic.
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2021 and 2020.
Net cash from operating activities was approximately $577.5 million during the year ended December 31, 2021 as compared to approximately $519.3 million during the year ended December 31, 2020. The increase was primarily due to the increase in property operations due to the growth attributable to our same store, non-same store, and development and lease-up communities. See further discussions of our 2021 operations as compared to 2020 in "Results of Operations." The increase was partially offset by lower cash inflows from operating accounts due to lower prepayment of rental income received from our residents, higher interest payments on our unsecured debt, and higher real estate tax payments in 2021 as compared to 2020.
Net cash used in investing activities during the year ended December 31, 2021 totaled approximately $804.4 million as compared to $429.6 million during the year ended December 31, 2020. Cash outflows during 2021 primarily related to the acquisition of four operating properties for approximately $630.0 million, and property development and capital improvements of approximately $428.7 million. These outflows were partially offset by net proceeds from the sale of three operating properties of approximately $254.7 million. Cash outflows during 2020 primarily related to property development and capital improvements of approximately $427.2 million, and increases in non-real estate assets of $7.5 million. The increase in property development and capital improvements for 2021, as compared to the same period in 2020, was primarily due to the acquisition of four land parcels in 2021, partially offset by a decrease in redevelopment activity and lower capital expenditures, capitalized interest, real estate taxes and other capitalized indirect costs. The property development and capital improvements during 2021 and 2020, included the following:

	December 31,
(in millions)	2021	2020
Expenditures for new development, including land	$265.4	$239.9
Capital expenditures	87.0	90.2
Reposition expenditures	47.6	48.7
Capitalized interest, real estate taxes, and other capitalized indirect costs	28.7	31.7
Redevelopment expenditures	—	16.7
Total	$428.7	$427.2
Net cash from financing activities totaled approximately $421.4 million during the year ended December 31, 2021 as compared to approximately $307.3 million during the year ended December 31, 2020. Cash inflows during 2021 primarily related to net proceeds of $759.2 million from the issuance of approximately 5.4 million common shares from our ATM programs. These cash inflows were partially offset by approximately $343.0 million to pay distributions to common shareholders and non-controlling interest holders Cash inflows during 2020 primarily related to net proceeds of approximately $782.8 million from the issuance of $750.0 million senior unsecured notes in April 2020 and a $40.0 million unsecured floating-rate term loan in October 2020. These cash inflows were partially offset by approximately $333.4 million to pay distributions to common shareholders and non-controlling interest holders, the repayment of an unsecured floating-rate term loan of approximately $100.0 million in the fourth quarter of 2020, and net payment of $44.0 million of borrowings from our unsecured line of credit.
Financial Flexibility

We have a $900 million unsecured credit facility which matures in March 2023 with two separate options to extend the facility for a period of six-months and may be expanded three times by up to an additional $500 million in the aggregate upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is currently based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2021 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50.0 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2021, we had no borrowings outstanding on our $900.0 million credit facility and we had outstanding letters of credit totaling approximately $14.8 million, leaving approximately $885.2 million available under our credit facility.
In August 2021, we created an ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $500.0 million (the "2021 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2021 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. We issued approximately 2.6 million shares under our 2021 ATM program during the year ended December 31, 2021 and received approximately $400.4 million in net proceeds. As of December 31, 2021 and through the date of this filing, we had common shares having an aggregate offering price of up to $97.6 million remaining available for sale under the 2021 ATM program.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2021, we had approximately 103.3 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Fitch, Moody's, and Standard and Poor's, which were A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, as of December 31, 2021. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe scheduled repayments of debt during the next 12 months are manageable at approximately $386.3 million which represents approximately 12.2% of our total outstanding debt, and includes amortization of debt discounts and debt issuance costs of approximately $3.7 million. See Note 9, “Notes Payable,” in the notes to Consolidated Financial Statements for further discussion of scheduled maturities beyond 2022. Interest payments related to the debt discussed above and as further discussed in Note 9 will be approximately $108.2 million for the year ended December 31, 2022 and for the years ending 2023 through 2026 will be approximately $91.3 million, $73.0 million, $66.4 million and $66.4 million, respectively, and approximately $376.9 million in the aggregate thereafter.
We estimate the additional cost to complete the construction of the five consolidated projects to be approximately $199.4 million. Of this amount, we expect to incur costs between approximately $150 million and $170 million during 2022 and to incur the remaining costs during 2023. Additionally, we expect to incur costs between approximately $150 million and $160 million related to the start of new development activities, between approximately $62 million and $66 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $80 million and $84 million of additional recurring capital expenditures.

We anticipate meeting our short-term and long-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings, or secured mortgages. We continue to evaluate our operating properties and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to reduce the amount of income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2021, we announced our Board of Trust Managers had declared a quarterly dividend of $0.83 per common share to our common shareholders of record as of December 16, 2021. This dividend was subsequently paid on January 18, 2022, and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2021 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $3.32 per share or unit for the year ended December 31, 2021.
In the first quarter of 2022, the Company's Board of Trust Managers declared a first quarter dividend of $0.94 per common share to our common shareholders of record as of March 31, 2022. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2022, our annualized dividend rate for 2022 would be $3.76.
The joint ventures in which we have an interest have been funded in part with secured, third-party debt. At December 31, 2021, our unconsolidated joint ventures had outstanding debt of approximately $513.8 million. As of December 31, 2021, we had no outstanding guarantees related to the loans of our unconsolidated joint ventures.
Critical Accounting Estimates
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
Valuation of Assets. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment indicators exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2021, 2020, or 2019.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe the primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies, which includes (i) maintaining prudent levels of fixed and floating rate debt; and (ii) extending and sequencing the maturity dates of our debt where practicable. We also periodically use derivative financial instruments, primarily interest rate swaps with major financial institutions, to manage a portion of this risk. We do not utilize derivative financial instruments for trading or speculative purposes. The table below summarizes our debt as of December 31, 2021 and 2020:

($ in millions)	December 31, 2021					December 31, 2020
	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$3,130.5	$3,363.7	7.5	3.6%	98.7%	$3,126.9	$3,519.9	8.5	3.6%	98.7%
Variable rate debt	39.9	40.1	0.7	1.9%	1.3%	39.7	$40.0	1.7	1.9%	1.3%
In order to manage interest rate exposure, we have utilized interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps, which are settled upon issuance of the related debt, are designated as cash flow hedges and the gains and/or losses are deferred in other comprehensive income and recognized as an adjustment to interest expense over the same period the hedged interest payments affect earnings. As of December 31, 2021, we had no hedges outstanding.
We did not have any borrowings outstanding under our unsecured credit facility at December 31, 2021 or 2020. At December 31, 2021 and 2020, we had a term loan outstanding of approximately $39.9 million and $39.7 million, respectively. If interest rates on the variable rate debt listed in the table above would have been 100 basis points higher throughout 2021 and 2020, our annual interest costs would have increased by approximately $0.4 million for each period.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Holding other variables constant, if interest rates would have been 100 basis points higher as of December 31, 2021, the fair value of our fixed rate debt would have decreased by approximately $198.8 million.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trust Managers of Camden Property Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 2022

Item 9B. Other Information
None.
Item 9C. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2022 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2022.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2022 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2022 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2022 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2022.
Item 14. Principal Accounting Fees and Services
Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2022 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Fifth Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on February 2, 2021

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.4 to Form 8-K filed on October 4, 2018

4.6	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.7	Form of Camden Property Trust 2.95% Note due 2022	Exhibit 4.4 to Form 8-K filed on December 7, 2012

4.8	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on June 3, 2011

4.9	Form of Camden Property Trust 4.250% Note due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.10	Form of Camden Property Trust 3.50% Note due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

4.11	Form of Camden Property Trust 4.100% Note due 2028	Exhibit 4.5 to Form 8-K filed on October 4, 2018

4.12	Form of Camden Property Trust 3.150% Note due 2029	Exhibit 4.5 to Form 8-K filed on June 17, 2019

4.13	Form of Camden Property Trust 3.350% Note due 2049	Exhibit 4.5 to Form 8-K filed on October 7, 2019

4.14	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.5 to Form 8-K filed on April 21, 2020

4.15	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.6 to Form 8-K filed on April 21, 2020

4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.14 to Form 10-K/A filed on March 6, 2020

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Employment Agreement, dated November 3, 2008, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on November 4, 2008

10.8	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.9	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.12	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.13	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.15	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.16	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.17	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.18	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.19	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.20	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.21	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.22	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.23	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.24	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.25	Camden Property Trust 2018 Employee Share Purchase Plan	Exhibit 99.2 to Form 8-K filed on May 17, 2018

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.27	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.28	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.29	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.30	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.31	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.32	Camden Property Trust 2018 Share Incentive Plan, effective as of May 17, 2018	Exhibit 99.1 to Form 8-K filed on May 17, 2018

10.33	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.34	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.35	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 10.35 to Form 10-K filed on February 15, 2019

10.36	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto	Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.37	Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto	Exhibit 10.6 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.38	Agreement, dated as of September 14, 2018, among William F. Paulsen, the 2014 Amended and Restated William B. McGuire Junior Revocable Trust, David F. Tufaro, McGuire Family DE 2012 LP, William B. McGuire, Jr., Susanne H. McGuire, Camden Property Trust, Camden Summit, Inc. and Camden Summit Partnership, L.P.	Exhibit 99.1 to Form 8-K filed by Camden Property Trust on September 17, 2018 (File No. 1-12110)

10.39	Agreement, dated as of March 8, 2021 among William F. Paulsen, the 2014 Amended and Restated William B. McGuire Jr. Revocable Trust, 2012 DE CPT LLC, WBM CPT 2020 LLC, David F. Tufaro, Camden Property Trust, Camden Summit, Inc. and Camden Summit Partnership, L.P.	Exhibit 99.1 to Form 8-K filed by Camden Property Trust on March 11, 2021 (File No. 1-12110)

10.40	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit Properties Inc. and Summit Management Company, as restated on April 3, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12792)

10.41	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.42	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.43	Separation Agreement, dated as of December 31, 2021, between Camden Property Trust and H. Malcolm Stewart	Exhibit 99.1 to Form 8-K filed on January 6, 2022

10.44	Third Amended and Restated Credit Agreement dated as of March 8, 2019 among Camden Property Trust, as the Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., U.S. Bank National Association, and PNC Bank National Association, as Syndication Agents, The Bank of Nova Scotia, Branch Banking and Trust Company, Deutsche Bank Securities Inc., Regions Bank, SunTrust Bank, and Wells Fargo Bank, National Association, as Documentation Agents, TD Bank N.A., as Managing Agent, and the other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank N.A., U.S. Bank National Association, and PNC Capital Markets LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Chase Bank N.A., as Joint Bookrunners	Exhibit 99.1 to Form 8-K filed on March 8, 2019

10.45	Distribution Agency Agreement, dated August 2, 2021, between Camden Property Trust and Deutsche Bank Securities Inc.	Exhibit 1.1 to Form 8-K filed on August 2, 2021

10.46	Distribution Agency Agreement, dated August 2, 2021, between Camden Property Trust and Regions Securities LLC	Exhibit 1.2 to Form 8-K filed on August 2, 2021

10.47	Distribution Agency Agreement, dated August 2, 2021 between Camden Property Trust, Scotia Capital (USA) Inc. and The Bank of Nova Scotia	Exhibit 1.3 to Form 8-K filed on August 2, 2021

10.48	Distribution Agency Agreement, dated August 2, 2021 between Camden Property Trust, TD Securities (USA) LLC and The Toronto-Dominion Bank	Exhibit 1.4 to Form 8-K filed on August 2, 2021

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
24.1	Powers of Attorney for Javier E. Benito, Heather J. Brunner, Mark D. Gibson, Scott S. Ingraham, Renu Khator, William F. Paulsen, Frances Aldrich Sevilla-Sacasa, Steven A. Webster, and Kelvin R. Westbrook	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

February 17, 2022	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 17, 2022
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	Executive Vice Chairman of the Board of Trust	February 17, 2022
D. Keith Oden	Managers and President

/s/ Alexander J. Jessett	Executive Vice President - Chief Financial Officer,	February 17, 2022
Alexander J. Jessett	and Assistant Secretary (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 17, 2022
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Javier E. Benito	Trust Manager	February 17, 2022

*
Heather J. Brunner	Trust Manager	February 17, 2022

*
Mark D. Gibson	Trust Manager	February 17, 2022

*
Scott S. Ingraham	Trust Manager	February 17, 2022

*
Renu Khator	Trust Manager	February 17, 2022

*
William F. Paulsen	Trust Manager	February 17, 2022

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 17, 2022

*
Steven A. Webster	Trust Manager	February 17, 2022

*
Kelvin R. Westbrook	Trust Manager	February 17, 2022

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of properties under development, including land (“properties under development”) for impairment involves an initial assessment to determine whether events or changes in circumstances indicate that the carrying amount of properties under development may not be recoverable. Possible indicators of impairment of properties under development may include deterioration of market conditions or changes in the Company’s development strategy that may significantly affect key assumptions used.
The Company considers projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in the assessment of whether impairment indicators exist. The Company makes significant assumptions regarding expected market conditions, including project start date, projected construction costs, as well as estimates of demand for multifamily communities, market rents, economic conditions, and occupancies, to evaluate properties under development for possible indicators of impairment. Changes in these assumptions could have a significant impact on concluding whether impairment indicators exist, which would require a recoverability test to be performed for the properties under development. As of December 31, 2021, the Company’s properties under development had an aggregate book value of $474.7 million, and no impairment loss has been recognized for the year ended December 31, 2021.
Given the Company’s evaluation of properties under development for impairment indicators requires management to make judgments related to the assumptions described above, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts may not be recoverable required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of property under development for possible indicators of impairment included the following, among others:
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
◦Performed a retrospective review of completed development properties to determine if management’s projected costs, construction completion date, and stabilized net operating income during development were comparable to actual results ultimately realized.
•We performed a search for contradictory evidence by reading third party market reports to evaluate management’s analysis to identify any significant changes in economic factors, industry factors, or other events that may result in an impairment indicator.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 17, 2022
We have served as the Company's auditor since 1993.

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2021	2020
Assets
Real estate assets, at cost
Land	$1,349,594	$1,225,214
Buildings and improvements	8,624,734	7,763,748
	$9,974,328	$8,988,962
Accumulated depreciation	(3,358,027)	(3,034,186)
Net operating real estate assets	$6,616,301	$5,954,776
Properties under development, including land	474,739	564,215
Investments in joint ventures	13,730	18,994
Total real estate assets	$7,104,770	$6,537,985
Accounts receivable – affiliates	18,664	20,158
Other assets, net	234,370	216,276
Cash and cash equivalents	613,391	420,441
Restricted cash	5,589	4,092
Total assets	$7,976,784	$7,198,952
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,170,367	$3,166,625
Accounts payable and accrued expenses	191,651	175,608
Accrued real estate taxes	66,673	66,156
Distributions payable	88,786	84,147
Other liabilities	193,052	189,829
Total liabilities	$3,710,529	$3,682,365
Commitments and contingencies (Note 14)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 114,668 and 109,110 issued; 112,578 and 106,860 outstanding at December 31, 2021 and 2020, respectively	1,126	1,069
Additional paid-in capital	5,363,530	4,581,710
Distributions in excess of net income attributable to common shareholders	(829,453)	(791,079)
Treasury shares, at cost (9,236 and 9,442 common shares, at December 31, 2021 and 2020, respectively)	(333,974)	(341,412)
Accumulated other comprehensive loss	(3,739)	(5,383)
Total common equity	$4,197,490	$3,444,905
Non-controlling interests	68,765	71,682
Total equity	$4,266,255	$3,516,587
Total liabilities and equity	$7,976,784	$7,198,952
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Property revenues	$1,143,585	$1,043,837	$1,028,461
Property expenses
Property operating and maintenance	$267,703	$252,190	$235,589
Real estate taxes	149,322	142,636	130,758
Total property expenses	$417,025	$394,826	$366,347
Non-property income
Fee and asset management	$10,532	$10,800	$8,696
Interest and other income	1,223	2,949	3,090
Income on deferred compensation plans	14,369	12,045	21,694
Total non-property income	$26,124	$25,794	$33,480
Other expenses
Property management	$26,339	$24,201	$25,290
Fee and asset management	4,511	3,954	5,759
General and administrative	59,368	53,624	53,201
Interest	97,297	91,526	80,706
Depreciation and amortization	420,692	367,162	336,274
Expense on deferred compensation plans	14,369	12,045	21,694
Total other expenses	$622,576	$552,512	$522,924
Loss on early retirement of debt	—	(176)	(11,995)
Gain on sale of operating properties, including land	174,384	382	49,901
Equity in income of joint ventures	9,777	8,052	14,783
Income from continuing operations before income taxes	$314,269	$130,551	$225,359
Income tax expense	(1,893)	(1,972)	(1,089)
Net income	$312,376	$128,579	$224,270
Less income allocated to non-controlling interests	(8,469)	(4,668)	(4,647)
Net income attributable to common shareholders	$303,907	$123,911	$219,623

Total earnings per share – basic	2.97	1.24	2.23
Total earnings per share – diluted	2.96	1.24	2.22
Weighted average number of common shares outstanding – basic	101,999	99,385	98,460
Weighted average number of common shares outstanding – diluted	102,829	99,438	99,384

Consolidated Statements of Comprehensive Income
Net income	$312,376	$128,579	$224,270
Other comprehensive income
Unrealized loss on cash flow hedging activities	—	—	(12,998)
Unrealized gain (loss) and unamortized prior service cost on post retirement obligation	154	(318)	(449)
Reclassification of net (gain) loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	1,490	1,464	(11)
Comprehensive income	$314,020	$129,725	$210,812
Less income allocated to non-controlling interests	(8,469)	(4,668)	(4,647)
Comprehensive income attributable to common shareholders	$305,551	$125,057	$206,165
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2018	$1,031	$4,154,763	$(495,496)	$(355,804)	$6,929	$73,681	$3,385,104
Net income			219,623			4,647	224,270
Other comprehensive (loss)					(13,458)		(13,458)
Common shares issued (3,599 shares)	36	353,177					353,213
Net share awards		13,609		6,590			20,199
Employee share purchase plan		1,538		795			2,333
Change in classification of deferred compensation plan		43,311	9,363				52,674
Conversion/redemption of operating partnership units (8 shares)		304				(304)	—
Cash distributions declared to equity holders ($3.20 per share)			(317,657)			(5,607)	(323,264)
Other	2	29				622	653
Equity, December 31, 2019	$1,069	$4,566,731	$(584,167)	$(348,419)	$(6,529)	$73,039	$3,701,724
Net income			123,911			4,668	128,579
Other comprehensive income					1,146		1,146
Net share awards		13,986		6,195			20,181
Employee share purchase plan		1,347		812			2,159
Cash distributions declared to equity holders ($3.32 per share)			(330,823)			(5,803)	(336,626)
Other		(354)				(222)	(576)
Equity, December 31, 2020	$1,069	$4,581,710	$(791,079)	$(341,412)	$(5,383)	$71,682	$3,516,587
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2020	$1,069	$4,581,710	$(791,079)	$(341,412)	$(5,383)	$71,682	$3,516,587
Net income			303,907			8,469	312,376
Other comprehensive income					1,644		1,644
Common shares issued (5,416 shares)	54	759,155					759,209
Net share awards		13,800		6,360			20,160
Employee share purchase plan		3,152		1,078			4,230
Conversion of operating partnership units (142 shares)	1	5,935				(5,936)	—
Cash distributions declared to equity holders ($3.32 per share)			(342,281)			(5,450)	(347,731)
Other	2	(222)				—	(220)
Equity, December 31, 2021	$1,126	$5,363,530	$(829,453)	$(333,974)	$(3,739)	$68,765	$4,266,255
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$312,376	$128,579	$224,270
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	420,692	367,162	336,274
Loss on early retirement of debt	—	176	11,995
Gain on sale of operating properties, including land	(174,384)	(382)	(49,901)
Distributions of income from joint ventures	9,645	8,389	14,843
Equity in income of joint ventures	(9,777)	(8,052)	(14,783)
Share-based compensation	15,397	13,942	15,235
Receipts for settlement of forward interest rate swaps	—	—	(20,430)
Net change in operating accounts and other	3,518	9,505	38,094
Net cash from operating activities	$577,467	$519,319	$555,597
Cash flows from investing activities
Development and capital improvements, including land	$(428,714)	$(427,247)	$(407,558)
Acquisition of operating properties	(629,959)	—	(436,305)
Proceeds from sales of operating properties, including land	254,717	753	67,572
Increase in non-real estate assets	(4,032)	(7,498)	(17,197)
Other	3,597	4,390	1,043
Net cash from investing activities	$(804,391)	$(429,602)	$(792,445)
Cash flows from financing activities
Proceeds from issuance of common shares	$759,209	$—	$353,213
Distributions to common shareholders and non-controlling interests	(343,039)	(333,360)	(317,253)
Borrowings on unsecured credit facility and other short-term borrowings	—	358,000	1,217,000
Repayments on unsecured credit facility and other short-term borrowings	—	(402,000)	(1,173,000)
Repayment of notes payable, including prepayment penalties	—	(100,000)	(746,730)
Proceeds from notes payable	—	782,823	889,979
Payment of deferred financing costs	(1,346)	(1,308)	(5,965)
Other	6,547	3,162	3,500
Net cash from financing activities	$421,371	$307,317	$220,744
Net increase (decrease) in cash, cash equivalents, and restricted cash	194,447	397,034	(16,104)
Cash, cash equivalents, and restricted cash, beginning of year	424,533	27,499	43,603
Cash, cash equivalents, and restricted cash, end of year	$618,980	$424,533	$27,499
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$613,391	$420,441	$23,184
Restricted cash	5,589	4,092	4,315
Total cash, cash equivalents, and restricted cash, end of year	618,980	424,533	27,499
Supplemental information
Cash paid for interest, net of interest capitalized	$97,301	$90,297	$71,248
Cash paid for income taxes	2,181	2,292	1,291
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$88,786	$84,147	$80,973
Value of shares issued under benefit plans, net of cancellations	18,627	19,560	18,249
Accrual associated with construction and capital expenditures	24,313	29,611	27,162
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	—	676	15,017
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2021, we owned interests in, operated, or were developing 176 multifamily properties comprised of 60,073 apartment homes across the United States. Of the 176 properties, five properties were under construction, and will consist of a total of 1,773 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of December 31, 2021, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of December 31, 2021, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
During the years ended December 31, 2021, 2020, and 2019, we recognized amortization expense of approximately $22.2 million, $9.1 million, and $10.4 million, respectively, related to in-place leases. The revenue recognized related to net above and below-market leases were $1.1 million, $0.1 million and $0.2 million during the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2021, the weighted average amortization periods for in-place leases and net above and below-market leases were approximately nine months and ten months, respectively. During the year ended December 31, 2020, the weighted average amortization periods for in-place and net above and below-market leases were approximately six months and seven months, respectively. During the year ended December 31, 2019, the weighted average amortization period for both in-place leases and net above and below-market leases were approximately six months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment indicators exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2021, 2020, or 2019.
The value of our properties under development depends on market conditions including estimates of the project start date, projected construction costs, as well as estimates of demand for multifamily communities. We have reviewed market trends and other marketplace information and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the impairment analyses, it is possible actual results could differ substantially from those estimated.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $16.7 million, $17.4 million, and $14.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Capitalized real estate taxes were approximately $2.8 million, $3.3 million, and $2.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Financial Instrument Fair Value Disclosures. As of December 31, 2021 and 2020, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note, and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts which are accounted for pursuant to ASC 842, "Leases," and presented as property revenues, which include rental revenue and revenue from amounts received under contractual terms for other services provided to our customers. As a lessor, we made elections pursuant to ASC 842 to 1) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and 2) exclude from lease revenues the sales taxes collected from lessees and certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. A detail of our material revenue streams are discussed below:
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
During the year ended December 31, 2020, the coronavirus pandemic-related concessions provided to our residents/tenants were primarily related to changes in timing of rent payments and had no significant changes to the total payment or term. In accordance with the Financial Standards Board ("FASB") question and answer document issued in April 2020, we elected to account for these concessions as a deferred payment and continued to recognize property revenue on the existing straight-line basis over the remaining applicable lease term. We recognize any changes in payment through lease receivables, which is recorded in other assets, net, in our condensed consolidated balance sheets, and any identified uncollectible amounts related to deferred amounts are presented as an adjustment to property revenue. There were no pandemic-related concessions provided to our residents/tenants during the year ended December 31, 2021.
As of December 31, 2021, our average residential lease term was approximately fourteen months with all other commercial leases averaging longer lease terms. We anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
2022	773.5
2023	31.4
2024	3.8
2025	3.2
2026	2.9
Thereafter	8.4
Total	$823.2
Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.
Insurance. Our primary lines of insurance coverage are property, general liability, health, workers compensation, and cybersecurity. We believe our insurance coverage adequately insures our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils and adequately insures us against other risks. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
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
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United

States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate property revenue through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for each of the years ended December 31, 2021, 2020, and 2019.
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
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement will be considered in our calculation for diluted earnings-per-share until settlement, using the treasury stock method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.0 million, 1.9 million, and 1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. These securities, which include common share options and share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$303,907	$123,911	$219,623
Amount allocated to participating securities	(545)	(261)	(539)
Net income attributable to common shareholders – basic	$303,362	$123,650	$219,084

Total earnings per common share – basic	$2.97	$1.24	$2.23

Weighted average number of common shares outstanding – basic	101,999	99,385	98,460

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$303,362	$123,650	$219,084
Income allocated to common units from continuing operations	1,190	—	1,593
Net income attributable to common shareholders – diluted	$304,552	$123,650	$220,677

Total earnings per common share – diluted	$2.96	$1.24	$2.22

Weighted average number of common shares outstanding – basic	101,999	99,385	98,460
Incremental shares issuable from assumed conversion of:
Common share options and share awards granted	87	53	119
Common units	743	—	805
Weighted average number of common shares outstanding – diluted	102,829	99,438	99,384
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
The 2021 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We would expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). We have not entered into any forward sale agreements under the 2021 ATM program.
During the year ended December 31, 2021, we sold an aggregate of approximately 2.6 million common shares at an average price per share of $157.57, for aggregate net consideration of approximately $400.4 million under the 2021 ATM program. The proceeds from the sale of our common shares under the 2021 ATM program were used for general corporate purposes, which included funding for development activities and financing for acquisitions. We did not sell any additional shares subsequent to December 31, 2021, and as of the date of this filing, we had common shares having an aggregate offering price of up to $97.6 million remaining available for sale under the 2021 ATM program.
In June 2020, we created an at-the market ("ATM") share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $362.7 million (the "2020 ATM program"). During the six months ended June 30, 2021, we sold an aggregate of approximately 2.9 million common shares at an average price per share of $126.64, for aggregate net consideration of approximately $358.8 million. In August 2021, we terminated the 2020 ATM program with an aggregate offering price of approximately $0.2 million not sold. There were no additional shares sold under the 2020 ATM program from June 30, 2021 through the date of the termination agreements, and no further common shares were available for sale under this program.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. There were no repurchases under this program for the years ended December 31, 2019, 2020, or 2021 or through the date of this filing. The remaining dollar value of our common equity securities authorized to be repurchased under the program was approximately $269.5 million as of the date of this filing.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2021, we had approximately 103.3 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In the first quarter of 2022, the Company's Board of Trust Managers declared a first quarter dividend of $0.94 per common share to our common shareholders of record as of March 31, 2022.
5. Operating Partnerships
At December 31, 2021, approximately 4% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2021, we held approximately 93% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.7 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units.
At December 31, 2021, approximately 30% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2021, we held approximately 95% of the outstanding common limited partnership units and the sole 1% general partnership interest of Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 0.9 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election and holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units, and one of our trust managers owns Camden Summit Partnership common limited partnership units.
We have Tax Protection Agreements, as amended, protecting the negative tax capital of certain holders of common units of limited partnership interest in the Camden Summit Partnership, which holders includes one of our Trust Managers as of December 31, 2021. The negative tax capital accounts of these certain unitholders totaled approximately $26.0 million in the aggregate as of December 31, 2021. We currently have a $40.0 million two-year unsecured floating rate term loan with an unrelated third party which supports the negative tax capital accounts.
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
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2021, 2020 and 2019 as income tax expense. Income taxes for the years ended December 31, 2021, 2020 and 2019, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains, or return of capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2021, 2020 and 2019 is set forth in the following table:

	Year Ended December 31,
	2021	2020	2019
Common Share Distributions
Ordinary income	$2.06	$3.22	$2.53
Long-term capital gain	1.14	0.04	0.46
Return of capital	—	0.06	—
Unrecaptured Sec. 1250 gain	0.12	—	0.21
Total	$3.32	$3.32	$3.20
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2021, our taxable REIT subsidiaries had immaterial net operating loss carryforwards (“NOL’s”) related to 2017 and prior which expire in years 2034 to 2037 and no material benefits related to these NOL’s have been recognized in our consolidated financial statements. No material benefits related to NOLs were recognized in our 2020 or 2021 consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2021 exceeded the tax basis by approximately $1.5 billion.
Income Tax Expense. We had income tax expense of approximately $1.9 million, $2.0 million and $1.1 million for the tax years ended December 31, 2021, 2020 and 2019, respectively, which was comprised mainly of state income taxes and federal income tax related to one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2021, 2020, and 2019, our deferred tax expense was not significant.
The income tax returns of Camden Property Trust and its subsidiaries are subject to examination by federal, state and local tax jurisdictions for years 2018 through 2020.  Tax attributes generated in years prior to 2018 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
7. Acquisitions and Dispositions
Asset Acquisition of Operating Properties. During the year ended December 31, 2021, we acquired one operating property comprised of 558 apartment homes located in Dallas, Texas for approximately $165.5 million in October and one operating property comprised of 368 apartment homes located in St. Petersburg, Florida for approximately $176.3 million in August. In June 2021, we also acquired one operating property comprised of 328 apartment homes located in Franklin, Tennessee for approximately $105.3 million and one operating property comprised of 430 apartment homes located in Nashville, Tennessee for approximately $186.3 million. We did not acquire any operating properties during the year ended December 31, 2020. In 2019, we acquired one operating property comprised of 186 apartment homes in Raleigh, North Carolina for approximately $75.1 million, one operating property comprised of 552 apartment homes in Houston, Texas for approximately $147.2 million, one operating property comprised of 326 apartment homes located in Austin, Texas for approximately $120.4 million, and one operating property comprised of 316 apartment homes located in Scottsdale, Arizona for approximately $97.1 million.
Acquisitions of Land. During the year ended December 31, 2021, we acquired approximately 2.0 acres of land in Nashville, Tennessee for approximately $36.6 million, approximately 5.2 acres of land in Denver, Colorado for approximately $24.0 million, approximately 14.6 acres of land in The Woodlands, Texas for approximately $9.3 million, and approximately 0.2 acres of land in St. Petersburg, Florida for approximately $2.1 million for future development purposes. During the year ended December 31, 2020, we acquired approximately 4.1 acres of land in Durham, North Carolina for approximately $27.6 million for the development of approximately 354 apartment homes, and approximately 4.9 acres of land in Raleigh, North Carolina for approximately $18.2 million for the future development of approximately 355 apartment homes.
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
Land Holding Dispositions. We did not sell any land holdings during the years ended December 31, 2021 and 2019. During the year ended December 31, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of $0.4 million.

Sale of Operating Properties. During the fourth quarter of 2021, we sold two operating properties comprised of a total of 652 apartment homes, located in Houston, Texas for approximately $115.0 million and recognized a gain of approximately $81.1 million and one property comprised of 426 apartment homes, located in Laurel, Maryland for approximately $145.0 million and recognized a gain of approximately $93.3 million. We did not sell any operating properties during the year ended December 31, 2020. During the year ended December 31, 2019, we sold our remaining three operating properties in Corpus Christi, Texas. The operating properties sold in 2019 included two consolidated communities comprised of 632 apartment homes and one joint venture community comprised of 270 apartment homes. The total net proceeds recognized from the disposition of the two consolidated communities was approximately $69.4 million and we recognized a gain of approximately $49.9 million. See Note 8, "Investments in Joint Ventures" for further discussion of the joint venture community.
8. Investments in Joint Ventures
Our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consists of three funds (collectively, the "Funds"). At December 31, 2021, 2020, and 2019, we had two discretionary investment funds in which we had an ownership interest of 31.3% in each of these funds. We hold a 40% ownership interest in a third fund with an unaffiliated third party which may hold multifamily investments of approximately $360.0 million; this third fund did not own any properties in 2021, 2020, or 2019. We provide property and asset management and other services to the Funds which own operating properties and we may also provide construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheet and statement of income data for the Funds as of and for the periods presented:

(in millions)	2021	2020
Total assets	$679.1	$691.5
Total third-party debt	513.8	509.1
Total equity	131.9	149.1

	2021	2020	2019
Total revenues (1)	$139.0	$128.5	$131.7
Gain on sale of operating property (2)	—	—	19.8
Net income	21.3	15.8	37.5
Equity in income (3) (4)	9.8	8.1	14.8

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
(4)Equity in income for the year ended December 31, 2020 includes our ownership interest of the Resident Relief Fund payments of approximately $0.4 million. Equity in income for the year ended December 31, 2019 includes our ownership interest of the gain on sale of the operating property of approximately $6.2 million.
The Funds in which we have a partial interest have been funded in part with secured third-party debt. As of December 31, 2021, we had no outstanding guarantees related to debt of the Funds.
We may earn fees for property and asset management, construction, development, and other services related to joint ventures in which we own an equity interest and may earn a promoted equity interest if certain thresholds are met. We eliminate fee income for services provided to these joint ventures to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $6.6 million, $7.6 million, and $6.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2021	2020
Commercial banks
1.85% Term loan, due 2022	$39.9	$39.7

Senior unsecured notes
3.15% Notes, due 2022	$349.3	$348.6
5.07% Notes, due 2023	249.3	248.9
4.36% Notes, due 2024	249.5	249.2
3.68% Notes, due 2024	248.8	248.4
3.74% Notes, due 2028	397.8	397.3
3.67% Notes, due 2029 (1)	594.9	594.3
2.91% Notes, due 2030	744.1	743.5
3.41% Notes, due 2049	296.8	296.7
	$3,130.5	$3,126.9

Total notes payable (2)	$3,170.4	$3,166.6
(1)The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2)Unamortized debt discounts and debt issuance costs of $19.6 million and $23.4 million are included in senior unsecured notes payable as of December 31, 2021 and 2020, respectively.
We have a $900 million unsecured credit facility which matures in March 2023 with two separate options to extend the facility for a period of six-months and may be expanded three times by up to an additional $500 million in the aggregate upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is currently based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2021 through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At December 31, 2021, we had no borrowings outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $14.8 million, leaving approximately $885.2 million available under our credit facility.
At December 31, 2021 and 2020, we had $39.9 million and $39.7 million of outstanding floating rate debt, respectively, with weighted average interest rates of approximately 1.9% for each period.
Our indebtedness had a weighted average maturity of 7.4 years at December 31, 2021. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2021:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
2022	$386.3	3.0%
2023	247.3	5.1
2024	497.9	4.0
2025	(1.8)	—
2026	(1.7)	—
Thereafter	2,042.4	3.4
Total	$3,170.4	3.6%
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
Designated Hedges. The gain or loss on the derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and presented in the same line item as the earnings effect of the hedged item. At December 31, 2021, 2020 and 2019, we had no designated hedges outstanding.
The table below presents the effect of our derivative financial instruments which were settled in prior years in the consolidated statements of income and comprehensive income for the years ended December 31, 2021, 2020, and 2019:

(in millions)	Unrealized Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	2021	2020	2019		2021	2020	2019
Interest Rate Swaps	$—	$—	$(13.0)	Interest expense	$(1.3)	$(1.3)	$0.1
11. Share-based Compensation and Benefit Plans
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by the Company’s shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include officers and employees of the Company or any of its subsidiaries, Trust Managers of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as set forth as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of December 31, 2021, there were approximately 6.4 million common shares available under the 2018 Share Plan, which would result in approximately 1.8 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $16.1 million, $15.3 million, and $16.8 million for 2021, 2020 and 2019, respectively. Total capitalized compensation cost for share awards was approximately $3.8 million for the year ended December 31, 2021, and was approximately $3.4 million for each of the years ended December 31, 2020 and 2019. A summary of activity under our share incentive plans for the year ended December 31, 2021 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2020	239,728	$103.48
Granted	188,636	105.87
Exercised/Vested	(231,661)	101.97
Forfeited	(12,575)	107.41
Total nonvested share awards outstanding at December 31, 2021	184,128	$107.57

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
At December 31, 2021, 2020 and 2019, the weighted average fair value of share awards granted was $105.87, $113.46 and $98.84, respectively. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was approximately $23.6 million, $18.7 million, and $25.5 million, respectively. At December 31, 2021, the unamortized value of previously issued unvested share awards was approximately $11.4 million which is expected to be amortized over the next two years.
Employee Share Purchase Plan (“ESPP”). In May 2018, our shareholders approved the 2018 Employee Share Purchase Plan (the "2018 ESPP") which amends and restates our 1999 Employee Share Purchase Plan effective with the offering period commencing in June 2018. Under the 2018 ESPP, we may issue up to a total of approximately 500,000 common shares. The 2018 ESPP permits eligible employees to purchase our common shares either through payroll deductions or through semi-annual contributions. Each offering period has a six month duration commencing in June and December for which shares may be purchased at 85% of the market value, as defined on the first or last day of the offering period, whichever price is lower. We currently use treasury shares to satisfy ESPP share requirements. Each participant must hold the shares purchased for nine months in order to receive the discount, and a participant may not purchase more than $25,000 in value of shares during any plan year, as defined. The following table presents information related to our ESPP:

	2021	2020	2019
Shares purchased	29,857	22,496	22,032
Weighted average fair value of shares purchased	$141.64	$95.97	$105.93
Expense recorded (in millions)	$1.2	$0.3	$0.4
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
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2021 and 2020, approximately 1.2 million and 1.4 million share awards, respectively, were held in the rabbi trust. Additionally, as of December 31, 2021 and 2020, the rabbi trust held trading securities totaling approximately $11.7 million and $11.3 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2021 and December 31, 2020, approximately $14.1 million and $16.5 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 0.9 million share awards were held in the plan at both December 31, 2021 and 2020. Additionally, as of December 31, 2021 and 2020, the plan held trading securities totaling approximately $125.6 million and $118.5 million, respectively, which represents cash deferrals made by plan participants and diversification of share awards within the plan to trading securities. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.

401(k) Savings Plan. We have a 401(k) savings plan which is a voluntary defined contribution plan, and provides participating employees the ability to elect to contribute up to 60 percent of eligible compensation, subject to limitations as defined by the federal tax code, with the Company making matching contributions up to a predetermined limit. The matching contributions made for the years ended December 31, 2021, 2020, and 2019 were approximately $3.3 million, $3.4 million, and $3.1 million, respectively. Employees become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service.
12. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2021				December 31, 2020
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$137.3	$—	$—	$137.3	$129.8	$—	$—	$129.8

(1)Approximately $10.6 million and $37.8 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2021 and 2020, respectively.
Nonrecurring Fair Value Disclosures. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” We completed four asset acquisitions of operating properties during the year ended December 31, 2021 and had no asset acquisitions of operating properties during the year ended December 31, 2020. We recorded the real estate assets and identifiable above and below market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 7, "Acquisitions and Dispositions" for a further discussion about these acquisitions.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2021 and 2020, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	December 31, 2021		December 31, 2020
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,130.5	$3,363.7	$3,126.9	$3,519.9
Floating rate notes payable	39.9	40.1	39.7	40.0
13. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Change in assets:
Other assets, net	$(12,068)	$(5,235)	$(6,976)
Change in liabilities:
Accounts payable and accrued expenses	14,786	(62)	19,713
Accrued real estate taxes	(809)	11,745	(1,014)
Other liabilities	(2,133)	997	23,119
Other	3,742	2,060	3,252
Change in operating accounts and other	$3,518	$9,505	$38,094
14. Commitments and Contingencies
Construction Contracts. As of December 31, 2021, we estimate the additional cost to complete the five consolidated projects currently under construction to be approximately $199.4 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings or secured mortgages.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2021, we had approximately $1.0 million of refundable earnest money deposits for potential acquisitions of land included in other assets, net in our consolidated balance sheet.
Lease Commitments. Substantially all of our operating leases recorded in our consolidated balance sheets are related to office facility leases. We had no significant changes to our lessee lease commitments for the year ended December 31, 2021. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use ("ROU") assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred.
The following is a summary of our operating lease related information:

($ in millions)		As of December 31,
Balance sheet	Classification	2021	2020
Right-of-use assets, net	Other assets, net	$6.9	$9.2
Operating lease liabilities	Other liabilities	$10.0	$13.0

($ in millions)		Year ended
Statement of income and comprehensive income	Classification	2021	2020
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$2.9	$3.0
Variable lease expense	General and administrative expenses and property management expenses	1.3	1.3
Total lease expense		$4.2	$4.3

($ in millions)		Year ended
Statement of cash flows	Classification	2021	2020
Cash flows from operating leases	Net cash from operating activities	$2.7	$3.3
Supplemental lease information
Weighted average remaining lease term (years)		3.6	4.4
Weighted average discount rate - operating leases (1)		4.8%	4.8%
(1)We use a secured incremental borrowing rate, as defined by ASC 842 based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.
The following is a summary of our maturities of our lease liabilities as of December 31, 2021:

(in millions)
Year ended December 31,	Operating Leases
2022	3.1
2023	3.0
2024	2.8
2025	2.0
2026	0.1
Thereafter	—
Less: discount for time value	(1.0)
Lease liability as of December 31, 2021	$10.0
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
Employment Agreements. At December 31, 2021, we had employment agreements with 12 of our senior officers, the terms of which expire at various times through August 20, 2022. In addition, the employment agreement of one senior officer, President and Chief Operating Officer, was superseded by a separation and general release agreement, which was entered into in connection with his retirement effective December 31, 2021, whereby the officer was paid a lump sum cash award of approximately $3.0 million. The existing 12 agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. All existing agreements also provide for severance payments and 11 provide a gross-up payment if certain situations occur, such as termination without cause or termination due to a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2021 (in thousands)									Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Year of Completion/ Acquisition
Current communities (1):

ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,429	$1,226	$5,511	$63,655	$69,166	$16,353	$52,813	2016
Camden Copper Square	4,825	23,672	11,323	4,825	34,995	39,820	23,084	16,736	2000
Camden Foothills	11,006	33,712	802	11,006	34,514	45,520	9,810	35,710	2014
Camden Legacy	4,068	26,612	26,264	4,068	52,876	56,945	34,321	22,624	1998
Camden Montierra	13,687	31,727	6,816	13,687	38,543	52,230	13,580	38,650	2012
Camden North End I	16,108	82,620	401	16,108	83,021	99,129	19,242	79,887	2019
Camden North End II	10,100	69,530	—	10,100	69,530	79,630	4,869	74,761	2021
Camden Old Town Scottsdale	23,227	71,784	3,388	23,227	75,172	98,398	15,061	83,337	2019
Camden Pecos Ranch	3,362	24,492	7,664	3,362	32,156	35,518	13,073	22,445	2012
Camden San Marcos	11,520	35,166	7,092	11,520	42,258	53,778	15,417	38,361	2012
Camden San Paloma	6,480	23,045	13,807	6,480	36,852	43,332	22,346	20,986	2002
Camden Sotelo	3,376	30,576	2,317	3,376	32,893	36,269	9,766	26,503	2013
Camden Tempe	9,248	35,254	966	9,248	36,220	45,468	9,837	35,631	2015
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	15,319	9,381	69,529	78,910	42,576	36,334	2001
Camden Glendale	21,492	96,158	2,182	21,492	98,340	119,832	24,615	95,217	2015
Camden Harbor View	16,079	127,459	41,112	16,079	168,571	184,650	87,118	97,532	2003
Camden Main and Jamboree	17,363	75,387	3,995	17,363	79,382	96,745	28,321	68,424	2008
Camden Martinique	28,401	51,861	32,861	28,401	84,722	113,123	56,573	56,550	1998
Camden Sea Palms	4,336	9,930	9,552	4,336	19,482	23,818	12,792	11,026	1998
The Camden	18,286	118,730	938	18,286	119,668	137,954	27,603	110,351	2016
San Diego/Inland Empire
Camden Hillcrest	20,409	68,932	—	20,409	68,932	89,341	2,076	87,265	2021
Camden Landmark	17,339	71,315	5,181	17,339	76,496	93,835	24,714	69,121	2012
Camden Old Creek	20,360	71,777	10,190	20,360	81,967	102,327	38,546	63,781	2007
Camden Sierra at Otay Ranch	10,585	49,781	15,446	10,585	65,227	75,812	35,739	40,073	2003
Camden Tuscany	3,330	36,466	9,859	3,330	46,325	49,655	25,182	24,473	2003
Camden Vineyards	4,367	28,494	7,192	4,367	35,686	40,053	20,621	19,432	2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	11,107	8,091	55,110	63,201	16,926	46,275	2012
Camden Caley	$2,047	$17,445	$13,181	$2,047	$30,626	$32,673	$18,879	$13,794	2000
Camden Denver West	6,396	51,552	14,194	6,396	65,746	72,142	22,513	49,629	2012
Camden Flatirons	6,849	72,631	1,682	6,849	74,313	81,162	21,116	60,046	2015
Camden Highlands Ridge	2,612	34,726	24,377	2,612	59,103	61,715	37,469	24,246	1996
Camden Interlocken	5,293	31,612	22,517	5,293	54,129	59,422	34,432	24,990	1999
Camden Lakeway	3,915	34,129	28,936	3,915	63,065	66,980	41,810	25,170	1997
Camden Lincoln Station	4,648	51,762	669	4,648	52,431	57,079	12,386	44,693	2017
Camden RiNo	15,989	63,147	17	15,989	63,164	79,153	7,018	72,135	2020
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	6,638	4,835	29,242	34,077	15,381	18,696	2005
Camden College Park	16,409	91,503	9,040	16,409	100,543	116,952	35,442	81,510	2008
Camden Dulles Station	10,807	61,548	14,449	10,807	75,997	86,804	31,189	55,615	2008
Camden Fair Lakes	15,515	104,223	15,671	15,515	119,894	135,409	61,596	73,813	2005
Camden Fairfax Corner	8,484	72,953	11,938	8,484	84,891	93,375	42,448	50,927	2006
Camden Fallsgrove	9,408	43,647	7,828	9,408	51,475	60,883	26,576	34,307	2005
Camden Grand Parc	7,688	35,900	5,741	7,688	41,641	49,329	20,340	28,989	2005
Camden Lansdowne	15,502	102,267	29,053	15,502	131,320	146,822	67,219	79,603	2005
Camden Largo Town Center	8,411	44,163	5,794	8,411	49,957	58,368	25,044	33,324	2005
Camden Monument Place	9,030	54,089	11,650	9,030	65,739	74,769	28,527	46,242	2007
Camden NoMa	19,442	82,306	1,098	19,442	83,404	102,846	25,392	77,454	2014
Camden NoMa II	17,331	91,211	366	17,331	91,577	108,908	32,154	76,754	2017
Camden Potomac Yard	16,498	88,317	15,575	16,498	103,892	120,390	44,055	76,335	2008
Camden Roosevelt	11,470	45,785	7,418	11,470	53,203	64,673	26,025	38,648	2005
Camden Shady Grove	24,177	89,820	729	24,177	90,549	114,726	26,616	88,110	2018
Camden Silo Creek	9,707	45,301	10,147	9,707	55,448	65,155	27,661	37,494	2005
Camden Washingtonian	13,512	75,134	205	13,512	75,339	88,851	16,778	72,073	2018
FLORIDA
Southeast Florida
Camden Aventura	12,185	47,616	16,284	12,185	63,900	76,085	35,063	41,022	2005
Camden Boca Raton	2,201	50,057	1,168	2,201	51,225	53,426	14,190	39,236	2014
Camden Brickell	14,621	57,031	36,666	14,621	93,697	108,318	47,772	60,546	2005
Camden Doral	10,260	40,416	8,621	10,260	49,037	59,297	26,061	33,236	2005
Camden Doral Villas	6,476	25,543	8,709	6,476	34,252	40,728	19,025	21,703	2005
Camden Las Olas	12,395	79,518	32,568	12,395	112,086	124,481	56,242	68,239	2005
Camden Plantation	6,299	77,964	18,697	6,299	96,661	102,960	48,284	54,676	2005
Camden Portofino	9,867	38,702	11,758	9,867	50,460	60,327	26,619	33,708	2005
Orlando
Camden Hunter's Creek	4,156	20,925	7,668	4,156	28,593	32,749	15,701	17,048	2005
Camden Lago Vista	$3,497	$29,623	$7,030	$3,497	$36,653	$40,150	$20,158	$19,992	2005
Camden Lake Eola	11,374	113,564	77	11,374	113,641	125,015	5,451	119,564	2021
Camden LaVina	12,907	42,617	3,780	12,907	46,397	59,304	16,264	43,040	2012
Camden Lee Vista	4,350	34,643	18,945	4,350	53,588	57,938	31,328	26,610	2000
Camden North Quarter	9,990	68,471	1,710	9,990	70,181	80,171	16,652	63,519	2018
Camden Orange Court	5,319	40,733	4,521	5,319	45,254	50,573	20,351	30,222	2008
Camden Thornton Park	11,711	74,628	4,498	11,711	79,126	90,837	15,742	75,095	2018
Camden Town Square	13,127	45,997	1,802	13,127	47,799	60,926	15,966	44,960	2012
Camden World Gateway	5,785	51,821	9,974	5,785	61,795	67,580	31,978	35,602	2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	36,298	7,450	99,581	107,031	57,853	49,178	1998/2002
Camden Central	21,780	149,251	605	21,780	149,856	171,636	4,286	167,350	2021
Camden Montague	3,576	16,534	1,156	3,576	17,690	21,266	6,552	14,714	2012
Camden Pier District	16,704	105,383	2,455	16,704	107,838	124,542	25,625	98,917	2018
Camden Preserve	1,206	17,982	14,816	1,206	32,798	34,004	22,910	11,094	1997
Camden Royal Palms	2,147	38,339	5,343	2,147	43,682	45,829	20,225	25,604	2007
Camden Westchase Park	11,955	36,254	1,538	11,955	37,792	49,747	12,912	36,835	2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	17,084	7,174	49,068	56,242	25,359	30,883	2005
Camden Buckhead Square	13,200	43,785	1,518	13,200	45,303	58,503	9,068	49,435	2017
Camden Creekstone	5,017	19,912	6,266	5,017	26,178	31,195	9,762	21,433	2012
Camden Deerfield	4,895	21,922	13,944	4,895	35,866	40,761	18,878	21,883	2005
Camden Dunwoody	5,290	23,642	10,910	5,290	34,552	39,842	19,762	20,080	2005
Camden Fourth Ward	10,477	51,258	2,440	10,477	53,698	64,175	15,686	48,489	2014
Camden Midtown Atlanta	6,196	33,828	13,130	6,196	46,958	53,154	25,685	27,469	2005
Camden Paces	15,262	102,521	2,122	15,262	104,643	119,905	29,901	90,004	2015
Camden Peachtree City	6,536	29,063	9,761	6,536	38,824	45,360	21,146	24,214	2005
Camden Shiloh	4,181	18,798	6,888	4,181	25,686	29,867	14,778	15,089	2005
Camden St. Clair	7,526	27,486	9,858	7,526	37,344	44,870	21,064	23,806	2005
Camden Stockbridge	5,071	22,693	6,054	5,071	28,747	33,818	15,785	18,033	2005
Camden Vantage	11,787	68,822	15,616	11,787	84,438	96,225	24,804	71,421	2013
NORTH CAROLINA
Charlotte
Camden Ballantyne	4,503	30,250	11,334	4,503	41,584	46,087	23,268	22,819	2005
Camden Cotton Mills	4,246	19,147	8,475	4,246	27,622	31,868	15,862	16,006	2005
CoWork by Camden	814	3,422	25	814	3,447	4,261	681	3,580	2019
Camden Dilworth	516	16,633	6,121	516	22,754	23,270	10,801	12,469	2006
Camden Fairview	$1,283	$7,223	$5,393	$1,283	$12,616	$13,899	$7,724	$6,175	2005
Camden Foxcroft	1,408	7,919	6,081	1,408	14,000	15,408	8,151	7,257	2005
Camden Foxcroft II	1,152	6,499	4,290	1,152	10,789	11,941	6,161	5,780	2005
Camden Gallery	7,930	51,957	1,215	7,930	53,172	61,102	12,996	48,106	2017
Camden Grandview	7,570	33,859	15,604	7,570	49,463	57,033	26,869	30,164	2005
Camden Grandview II	4,617	17,852	116	4,617	17,968	22,585	3,176	19,409	2019
Camden Sedgebrook	5,266	29,211	10,788	5,266	39,999	45,265	21,747	23,518	2005
Camden South End	6,625	29,175	18,491	6,625	47,666	54,291	24,875	29,416	2005
Camden Stonecrest	3,941	22,021	8,216	3,941	30,237	34,178	17,250	16,928	2005
Camden Touchstone	1,203	6,772	4,366	1,203	11,138	12,341	6,663	5,678	2005
Raleigh
Camden Carolinian	14,765	56,674	990	14,765	57,664	72,429	6,897	65,532	2019
Camden Crest	4,412	31,108	12,006	4,412	43,114	47,526	20,918	26,608	2005
Camden Governor's Village	3,669	20,508	8,689	3,669	29,197	32,866	15,489	17,377	2005
Camden Lake Pine	5,746	31,714	16,568	5,746	48,282	54,028	26,921	27,107	2005
Camden Manor Park	2,535	47,159	12,804	2,535	59,963	62,498	29,698	32,800	2006
Camden Overlook	4,591	25,563	11,781	4,591	37,344	41,935	21,694	20,241	2005
Camden Reunion Park	2,931	18,457	12,727	2,931	31,184	34,115	17,775	16,340	2005
Camden Westwood	4,567	25,519	11,678	4,567	37,197	41,764	19,494	22,270	2005
TENNESSEE
Nashville
Camden Franklin Park	13,785	88,573	533	13,785	89,106	102,891	3,777	99,114	2021
Camden Music Row	21,802	152,340	563	21,802	152,903	174,705	5,925	168,780	2021
TEXAS
Austin
Camden Cedar Hills	2,684	20,931	5,458	2,684	26,389	29,073	11,635	17,438	2008
Camden Gaines Ranch	5,094	37,100	11,860	5,094	48,960	54,054	27,062	26,992	2005
Camden Huntingdon	2,289	17,393	12,896	2,289	30,289	32,578	22,943	9,635	1995
Camden La Frontera	3,250	32,376	1,303	3,250	33,679	36,929	10,088	26,841	2015
Camden Lamar Heights	3,988	42,773	1,237	3,988	44,010	47,998	13,061	34,937	2015
Camden Rainey Street	30,044	85,477	2,207	30,044	87,684	117,728	13,850	103,878	2019
Camden Stoneleigh	3,498	31,285	10,041	3,498	41,326	44,824	22,221	22,603	2006
Dallas/Fort Worth
Camden Addison	11,516	29,332	9,915	11,516	39,247	50,763	17,144	33,619	2012
Camden Belmont	12,521	61,522	7,837	12,521	69,359	81,880	23,381	58,499	2012
Camden Buckingham	2,704	21,251	12,582	2,704	33,833	36,537	24,561	11,976	1997
Camden Centreport	1,613	12,644	8,077	1,613	20,721	22,334	14,805	7,529	1997
Camden Cimarron	2,231	14,092	9,290	2,231	23,382	25,613	19,065	6,548	1997
Camden Farmers Market	$17,341	$74,193	$35,788	$17,341	$109,981	$127,322	$64,890	$62,432	2001/2005
Camden Greenville	42,644	116,923	213	42,644	117,136	159,780	1,440	158,340	2021
Camden Henderson	3,842	15,256	1,219	3,842	16,475	20,317	5,791	14,526	2012
Camden Legacy Creek	2,052	12,896	8,207	2,052	21,103	23,155	16,102	7,053	1997
Camden Legacy Park	2,560	15,449	10,677	2,560	26,126	28,686	18,786	9,900	1997
Camden Valley Park	3,096	14,667	18,215	3,096	32,882	35,978	29,866	6,112	1994
Camden Victory Park	13,445	71,735	1,237	13,445	72,972	86,417	18,623	67,794	2016
Houston
Camden City Centre	4,976	44,735	14,351	4,976	59,086	64,062	25,857	38,205	2007
Camden City Centre II	5,101	28,131	916	5,101	29,047	34,148	9,930	24,218	2013
Camden Downtown	7,813	123,819	219	7,813	124,038	131,851	17,444	114,407	N/A
Camden Greenway	16,916	43,933	24,988	16,916	68,921	85,837	48,500	37,337	1999
Camden Highland Village	28,536	111,802	5,840	28,536	117,642	146,178	15,747	130,431	2019
Camden Holly Springs	11,108	42,852	14,587	11,108	57,439	68,547	23,941	44,606	2012
Camden McGowen Station	6,089	85,038	562	6,089	85,600	91,689	20,433	71,256	2018
Camden Midtown	4,583	18,026	12,981	4,583	31,007	35,590	22,418	13,172	1999
Camden Plaza	7,204	31,044	8,889	7,204	39,933	47,137	13,876	33,261	2007
Camden Post Oak	14,056	92,515	21,946	14,056	114,461	128,517	38,134	90,383	2013
Camden Royal Oaks	1,055	20,046	5,023	1,055	25,069	26,124	12,489	13,635	2006
Camden Royal Oaks II	587	12,743	30	587	12,773	13,360	4,458	8,902	2012
Camden Stonebridge	1,016	7,137	7,945	1,016	15,082	16,098	11,669	4,429	1993
Camden Sugar Grove	7,614	27,594	6,491	7,614	34,085	41,699	12,713	28,986	2012
Camden Travis Street	1,780	29,104	2,654	1,780	31,758	33,538	13,241	20,297	2010
Camden Vanderbilt	16,076	44,918	30,783	16,076	75,701	91,777	55,911	35,866	1994/1997
Camden Whispering Oaks	1,188	26,242	2,983	1,188	29,225	30,413	13,261	17,152	2008

Total current communities:	$1,344,249	$7,122,035	$1,396,492	$1,344,249	$8,518,527	$9,862,776	$3,353,263	$6,509,513

Communities under construction:
Name / location
Camden Buckhead (2) Atlanta, GA		$156,598			$156,598	$156,598	$4,764	$151,834	N/A
Camden Atlantic Plantation, FL		79,055			79,055	79,055	—	79,055	N/A
Camden Tempe II Tempe, AZ		62,248			62,248	62,248	—	62,248	N/A
Camden NoDa Charlotte, NC		59,631			59,631	59,631	—	59,631	N/A
Camden Durham Durham NC		46,607			46,607	46,607	—	46,607	N/A

Total communities under construction:	$—	$404,139	$—	$—	$404,139	$404,139	$4,764	$399,375

Development pipeline communities:
Name/location
Camden Woodmill Creek Woodlands, TX		$10,233			$10,233	$10,233		$10,233	N/A
Camden Village District Raleigh, NC		23,920			23,920	23,920		23,920	N/A
Camden Arts District Los Angeles, CA		37,837			37,837	37,837		37,837	N/A
Camden Pier District II St. Petersburg, F		3,456			3,456	3,456		3,456	N/A
Camden Gulch Nashville, TN		37,300			37,300	37,300		37,300	N/A
Camden Baker Denver, CO		25,887			25,887	25,887		25,887	N/A
Camden Paces III Atlanta, GA		18,006			18,006	18,006		18,006	N/A
Camden Highland Village II Houston, TX		9,038			9,038	9,038		9,038	N/A
Camden Downtown II Houston, TX		12,742			12,742	12,742		12,742	N/A

Total development pipeline communities:	$—	$178,419	$—	$—	$178,419	$178,419	$—	$178,419

Corporate		3,733		—	3,733	3,733		3,733	N/A

	$—	$3,733	$—	$—	$3,733	$3,733	$—	$3,733

TOTAL	$1,344,249	$7,708,326	$1,396,492	$1,344,249	$9,104,818	$10,449,067	$3,358,027	$7,091,040
(1)All communities were unencumbered at December 31, 2021.
(2)Property is in lease-up at December 31, 2021. Balances presented here include costs which are included in buildings and improvements and land on the consolidated balance sheet at December 31, 2021. These costs related to completed unit turns for this property.
S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2021 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2021	2020	2019
Balance, beginning of period	$9,553,177	$9,115,793	$8,328,475
Additions during period:
Acquisition of operating properties	607,099	—	422,309
Development and repositions	346,173	349,890	341,236
Improvements	87,297	87,865	75,360
Deductions during period:
Cost of real estate sold – other	(144,679)	(371)	(51,587)
Balance, end of period	$10,449,067	$9,553,177	$9,115,793
The changes in accumulated depreciation for the years ended December 31:
	2021	2020	2019
Balance, beginning of period	$3,034,186	$2,686,025	$2,403,149
Depreciation of real estate assets	387,432	348,161	317,026
Dispositions	(63,591)	—	(34,150)
Balance, end of period	$3,358,027	$3,034,186	$2,686,025
The aggregate cost for federal income tax purposes at December 31, 2021 was $9.5 billion.
S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2021					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carry amount of mortgages (a)
Parking Garage Developer advances Houston, TX	(b)	October 1, 2025	(c)	$4,978	$4,978

(a)    The aggregate cost at December 31, 2021 for federal income tax purposes was approximately $4,978.
(b)    This loan currently bears interest at 7% on any unpaid principal balance.
(c)    Payments will consist of annual interest and principal payments from October 1, 2021 to October 1, 2025.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2021	2020	2019
Balance, beginning of period	$6,423	$7,868	$9,314
Deductions:
Collections of principal	(1,445)	(1,445)	(1,446)
Balance, end of period	$4,978	$6,423	$7,868
S-3