Form 10-Q
period 2022-03-31
CAMDEN PROPERTY TRUST
filed 2022-04-29
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 22, 2022, 106,520,851 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Assets
Real estate assets, at cost
Land	$1,343,209	$1,349,594
Buildings and improvements	8,651,674	8,624,734
	$9,994,883	$9,974,328
Accumulated depreciation	(3,436,969)	(3,358,027)
Net operating real estate assets	$6,557,914	$6,616,301
Properties under development, including land	488,100	474,739
Investments in joint ventures	13,181	13,730
Total real estate assets	$7,059,195	$7,104,770
Accounts receivable – affiliates	13,258	18,664
Other assets, net	254,763	234,370
Cash and cash equivalents	1,129,716	613,391
Restricted cash	5,778	5,589
Total assets	$8,462,710	$7,976,784
Liabilities and equity
Liabilities
Unsecured notes payable	$3,671,309	$3,170,367
Accounts payable and accrued expenses	169,973	191,651
Accrued real estate taxes	36,988	66,673
Distributions payable	100,880	88,786
Other liabilities	197,021	193,052
Total liabilities	$4,176,171	$3,710,529
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 114,827 and 114,668 issued; 112,735 and 112,578 outstanding at March 31, 2022 and December 31, 2021, respectively	1,127	1,126
Additional paid-in capital	5,396,267	5,363,530
Distributions in excess of net income attributable to common shareholders	(848,074)	(829,453)
Treasury shares, at cost (9,113 and 9,236 common shares at March 31, 2022 and December 31, 2021, respectively)	(329,521)	(333,974)
Accumulated other comprehensive loss	(3,370)	(3,739)
Total common equity	$4,216,429	$4,197,490
Non-controlling interests	70,110	68,765
Total equity	$4,286,539	$4,266,255
Total liabilities and equity	$8,462,710	$7,976,784
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Property revenues	$311,359	$267,568
Property expenses
Property operating and maintenance	$70,437	$63,479
Real estate taxes	39,873	37,453
Total property expenses	$110,310	$100,932
Non-property income
Fee and asset management	$2,450	$2,206
Interest and other income	2,131	332
Income/(loss) on deferred compensation plans	(7,497)	3,626
Total non-property income/(loss)	$(2,916)	$6,164
Other expenses
Property management	$7,214	$6,124
Fee and asset management	1,175	1,132
General and administrative	14,790	14,222
Interest	24,542	23,644
Depreciation and amortization	113,138	93,141
Expense/(benefit) on deferred compensation plans	(7,497)	3,626
Total other expenses	$153,362	$141,889
Gain on sale of operating property	36,372	—
Equity in income of joint ventures	3,048	1,914
Income from continuing operations before income taxes	$84,191	$32,825
Income tax expense	(590)	(352)
Net income	$83,601	$32,473
Less income allocated to non-controlling interests	(2,856)	(1,126)
Net income attributable to common shareholders	$80,745	$31,347

Earnings per share – basic	$0.77	$0.31
Earnings per share – diluted	$0.76	$0.31
Weighted average number of common shares outstanding – basic	105,336	99,547
Weighted average number of common shares outstanding – diluted	106,152	99,621
Condensed Consolidated Statements of Comprehensive Income
Net income	$83,601	$32,473
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	369	373
Comprehensive income	$83,970	$32,846
Less income allocated to non-controlling interests	(2,856)	(1,126)
Comprehensive income attributable to common shareholders	$81,114	$31,720
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended March 31, 2022

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2021	$1,126	$5,363,530	$(829,453)	$(333,974)	$(3,739)	$68,765	$4,266,255
Net income			80,745			2,856	83,601
Other comprehensive income					369		369
Common shares issued	1	26,164					26,165
Net share awards		6,477		4,453			10,930
Employee share purchase plan		134					134
Cash distributions declared to equity holders ($0.94 per common share)			(99,366)			(1,511)	(100,877)
Other		(38)					(38)
Equity, March 31, 2022	$1,127	$5,396,267	$(848,074)	$(329,521)	$(3,370)	$70,110	$4,286,539

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended March 31, 2021

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$83,601	$32,473
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	113,138	93,141
Gain on sale of operating property	(36,372)	—
Distributions of income from joint ventures	3,015	1,881
Equity in income of joint ventures	(3,048)	(1,914)
Share-based compensation	3,175	3,677
Net change in operating accounts and other	(41,222)	(40,802)
Net cash from operating activities	$122,287	$88,456
Cash flows from investing activities
Development and capital improvements, including land	$(90,531)	$(90,325)
Proceeds from sale of operating property	70,536	—
Increase in earnest money	(23,219)	(50)
Other	(5,696)	(1,691)
Net cash from investing activities	$(48,910)	$(92,066)
Cash flows from financing activities
Borrowings on unsecured credit facility	$500,000	$—
Proceeds from issuance of common shares	26,165	—
Distributions to common shareholders and non-controlling interests	(88,786)	(84,147)
Other	5,758	731
Net cash from financing activities	$443,137	$(83,416)
Net increase (decrease) in cash, cash equivalents, and restricted cash	516,514	(87,026)
Cash, cash equivalents, and restricted cash, beginning of period	618,980	424,533
Cash, cash equivalents, and restricted cash, end of period	$1,135,494	$337,507
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$1,129,716	$333,402
Restricted cash	5,778	4,105
Total cash, cash equivalents, and restricted cash, end of period	$1,135,494	$337,507
Supplemental information
Cash paid for interest, net of interest capitalized	$16,581	$15,724
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	100,880	84,282
Value of shares issued under benefit plans, net of cancellations	20,245	16,937
Conversion of operating partnership units to common shares	—	3,317
Accrual associated with construction and capital expenditures	20,564	17,519
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2022, we owned interests in, operated, or were developing 175 multifamily properties comprised of 59,894 apartment homes across the United States. Of the 175 properties, five properties were under construction as of March 31, 2022, and will consist of a total of 1,839 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights and participating rights. As of March 31, 2022, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of March 31, 2022, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2021 Annual Report on Form 10-K.
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
We recognized amortization expense related to in-place leases of approximately $6.2 million during the three months ended March 31, 2022 and did not recognize significant amortization expense related to in-place leases during the three months ended March 31, 2021. We recognized revenue related to net below-market leases of $0.9 million for the three months ended March 31, 2022 and did not recognize revenue related to above or below-market leases for the three months ended March 31, 2021. During the three months ended March 31, 2022, the weighted average amortization period for in-place leases was approximately twelve months, and the weighted average amortization period for net below-market leases was approximately ten months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. In addition, we evaluate our equity investments in joint ventures and record an impairment charge if we believe there is an other than temporary decline in market value below the carrying value of our investment. We did not record any impairment charges for the three months ended March 31, 2022 or 2021.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.0 million and $4.8 million for the three months ended March 31, 2022 and 2021, respectively. Capitalized real estate taxes were approximately $1.2 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.
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
Recurring Fair Value Measurements. The following describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis:

Deferred Compensation Plan Investments. The estimated fair values of investment securities classified as deferred compensation plan investments are based on quoted market prices utilizing public information for the same transactions. Our deferred compensation plan investments, excluding the value of Company shares, are recorded in other assets in our condensed consolidated balance sheets. The inputs associated with the valuation of our recurring deferred compensation plan investments are included in Level 1 of the fair value hierarchy.
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
Financial Instrument Fair Value Disclosures. As of March 31, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
As of March 31, 2022, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2022	$651.0
2023	115.6
2024	3.8
2025	3.2
2026	2.9
Thereafter	8.4
Total	$784.9
Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards, and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement will be considered in our calculation for diluted earnings-per-share until settlement, using the if-converted method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 1.0 million for the three months ended March 31, 2022 and approximately 1.9 million for the three months ended March 31, 2021. These securities, which include share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$80,745	$31,347
Amount allocated to participating securities	(121)	(43)
Net income attributable to common shareholders – basic	$80,624	$31,304

Total earnings per common share – basic	$0.77	$0.31

Weighted average number of common shares outstanding – basic	105,336	99,547

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$80,624	$31,304
Income allocated to common units from continuing operations	291	—
Net income attributable to common shareholders – diluted	$80,915	$31,304

Total earnings per common share – diluted	$0.76	$0.31

Weighted average number of common shares outstanding – basic	105,336	99,547
Incremental shares issuable from assumed conversion of:
Share awards granted	83	74
Common units	733	—
Weighted average number of common shares outstanding – diluted	106,152	99,621
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
The 2021 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). During the three months ended March 31, 2022 and through the date of this filing, we have not entered into any forward sale agreements under the 2021 ATM program.
During the three months ended March 31, 2022, we sold an aggregate of approximately 0.2 million common shares at an average price per share of $165.01, for aggregate net consideration of approximately $26.2 million under the 2021 ATM program. The proceeds from the sale of our common shares under the 2021 ATM program were used for general corporate purposes, which included funding for development activities and financing for acquisitions, including the acquisition of ownership interests in two discretionary investment Funds described below. We did not sell any additional shares under the 2021 ATM program subsequent to March 31, 2022, and as of the date of this filing, we had common shares having an aggregate offering price of up to $71.3 million remaining available for sale under the 2021 ATM program.
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three months ended March 31, 2022. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2022, we had approximately 103.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In April 2022, we issued 2.9 million common shares in a public equity offering and received approximately $490.3 million in net proceeds; we used these net proceeds to reduce borrowings under our $900 million unsecured line of credit.
5. Acquisitions and Dispositions
Acquisition of Land. During the three months ended March 31, 2022, we acquired approximately 15.9 acres of land in Richmond, Texas for approximately $7.8 million for future development purposes. We did not acquire any land during the three months ended March 31, 2021.
In April 2022, we acquired two parcels of land of approximately 42.6 acres in Charlotte, North Carolina for an aggregate of $32.7 million for future development purposes.
Asset Acquisition of Operating Properties. On April 1, 2022, we acquired the remaining limited partnership interests in two discretionary investment Funds which own 22 multifamily communities with 7,247 apartment homes for cash consideration of approximately $1.1 billion. See Note 6, "Investments in Joint Ventures" for a further discussion on this transaction.
Sale of Operating Property. During the three months ended March 31, 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million.
6. Investments in Joint Ventures
As of March 31, 2022, our equity investments in unconsolidated joint ventures, which we account for utilizing the equity method of accounting, consisted of two discretionary investment funds (collectively, the "Funds"), in which we held an ownership interest of 31.3% in each. These Funds own 22 multifamily communities comprised of 7,247 units located in Houston, Austin, Dallas, Tampa, Raleigh, Orlando, Washington D.C., Charlotte, and Atlanta. We provided property and asset management and other services to the Funds which own operating properties and we also provided construction and development services to the Funds which own properties under development. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	March 31, 2022	December 31, 2021
Total assets	$659.9	$679.1
Total third-party debt	513.9	513.8
Total equity	130.0	131.9

	Three Months Ended March 31,
(in millions)	2022	2021
Total revenues	$37.2	$33.0
Net income	7.1	3.8
Equity in income (1)	3.0	1.9
(1)Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
As of March 31, 2022, the Funds had been funded in part with secured third-party debt and we have no outstanding guarantees related to debt of the Funds.
We earned fees for property and asset management, construction, development, and other services related to the Funds, and we eliminated fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.7 million and $1.5 million for the three months ended March 31, 2022 and 2021.
On April 1, 2022, we purchased the remaining 68.7% ownership interests in the Funds for cash consideration of approximately $1.1 billion, after adjusting for our assumption of approximately $514 million of existing secured mortgage debt of the Funds which remained outstanding. We funded this transaction with cash on-hand. As mentioned above, we previously accounted for our ownership interests in these Funds properties in accordance with the equity method of accounting as of March 31, 2022, and following the completion of this purchase in April 2022, we will consolidate these Funds for financial reporting purposes.
7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2022	December 31, 2021
Commercial banks
1.99% Term Loan, due 2022	$39.9	$39.9
1.23% Unsecured credit facility	500.0	—
	$539.9	$39.9

Senior unsecured notes
3.15% Notes, due 2022	$349.5	$349.3
5.07% Notes, due 2023	249.5	249.3
4.36% Notes, due 2024	249.5	249.5
3.68% Notes, due 2024	248.9	248.8
3.74% Notes, due 2028	397.9	397.8
3.67% Notes, due 2029 (1)	595.0	594.9
2.91% Notes, due 2030	744.3	744.1
3.41% Notes, due 2049	296.8	296.8
	$3,131.4	$3,130.5

Total unsecured notes payable (2)	$3,671.3	$3,170.4
(1)    The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2) Unamortized debt discounts and debt issuance costs of $18.7 million and $19.6 million are included in senior unsecured notes payable as of March 31, 2022 and December 31, 2021, respectively.

We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2022 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2022, we had $500.0 million outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $14.6 million, leaving approximately $385.4 million available under our credit facility. In April 2022, we issued approximately 2.9 million common shares in a public equity offering and received approximately $490.3 million in net proceeds; we used these net proceeds to reduce borrowings under our $900 million unsecured line of credit.
We had outstanding floating rate debt of approximately $539.9 million and $39.8 million at March 31, 2022 and 2021, respectively. The weighted average interest rate on such debt was approximately 1.3% and 1.9% for the three months ended March 31, 2022 and 2021, respectively.
Our indebtedness had a weighted average maturity of approximately 6.5 years at March 31, 2022. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2022:

(in millions)	Amount (1)	Weighted Average Interest Rate (2)
Remainder of 2022	$387.2	3.0%
2023	247.3	5.1
2024 (3)	997.9	2.6
2025	(1.8)	—
2026	(1.8)	—
Thereafter	2,042.5	3.4
Total	$3,671.3	3.3%
(1)Includes amortization of debt discounts and debt issuance costs.
(2)Includes the effects of the applicable settled forward interest rate swaps.
(3)Includes $500.0 million of borrowings outstanding under our unsecured credit facility and includes all available extension options.
On April 1, 2022, we purchased the remaining 68.7% ownership interests in the Funds for cash consideration of approximately $1.1 billion, after adjusting for our assumption of approximately $514 million of existing secured mortgage debt of the Funds which remained outstanding. See Note 6, "Investment in Joint Ventures," above for further discussion.
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
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. At March 31, 2022 and 2021, we had no designated hedges outstanding.

As of the three months ended March 31, 2022 and 2021, there were no unrealized gains or losses recognized in other comprehensive income related to derivative financial instruments. During each of the three months ended March 31, 2022 and 2021, approximately $0.3 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense for derivative financial instruments settled in prior periods.
9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of March 31, 2022, there were approximately 5.9 million common shares available under the 2018 Share Plan, which would result in approximately 1.7 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $3.4 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively. Total capitalized compensation costs for share awards were approximately $1.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
A summary of activity under our share incentive plans for the three months ended March 31, 2022 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2021	184,128	$107.57
Granted	124,703	163.64
Vested	(139,705)	127.56
Forfeited	(1,407)	128.82
Total nonvested share awards outstanding at March 31, 2022	167,719	$132.55
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
The weighted average fair value of share awards granted during the three months ended March 31, 2022 and 2021 was $163.64 per share and $103.77 per share, respectively. The total fair value of shares vested during the three months ended March 31, 2022 and 2021 was approximately $17.8 million and $17.7 million, respectively. At March 31, 2022, the unamortized value of previously issued unvested share awards was approximately $20.7 million which is expected to be amortized over the next three years.

10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Change in assets:
Other assets, net	$(9,613)	$(1,838)
Change in liabilities:
Accounts payable and accrued expenses	(13,109)	(7,127)
Accrued real estate taxes	(29,708)	(33,001)
Other liabilities	10,266	232
Other	942	932
Change in operating accounts and other	$(41,222)	$(40,802)
11. Commitments and Contingencies
Construction Contracts. As of March 31, 2022, we estimate the total additional cost to complete the five properties currently under construction to be approximately $182.3 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages.
Other Commitments and Contingencies. In the ordinary course of our business we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2022, we had approximately $24.0 million of refundable earnest money deposits for potential acquisitions of land which are included in other assets, net in our condensed consolidated balance sheet. Of this $24.0 million in refundable earnest money deposits, approximately $22.7 million was related to the acquisition of land in Charlotte, North Carolina which was completed in April 2022.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the three months ended March 31, 2022. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.0 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The following is a summary of our maturities of our lease liabilities as of March 31, 2022:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2022	$2.4
2023	3.1
2024	3.0
2025	2.2
2026	0.3
Thereafter	0.1
Less: discount for time value	(1.0)
Lease liability as of March 31, 2022	$10.1
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2022 and 2021 as income tax expense. Income taxes for the three months ended March 31, 2022 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2022.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2022				December 31, 2021
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$131.4	$—	$—	$131.4	$137.3	$—	$—	$137.3
(1)Approximately $2.6 million and $10.6 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any asset acquisitions of operating properties or impairments during the three months ended March 31, 2022.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2022 and December 31, 2021, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	March 31, 2022		December 31, 2021
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,131.4	$3,122.8	$3,130.5	$3,363.7
Floating rate notes payable (1)	539.9	540.4	39.9	40.1
(1)Includes balance outstanding under our unsecured credit facility at March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of March 31, 2022, we owned interests in, operated, or were developing 175 multifamily properties comprised of 59,894 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
During the three months ended March 31, 2022, our results reflect an increase in same store revenues of approximately 11.1% as compared to the same period in 2021. The increase was primarily due to higher average rental rates and increased occupancy which we believe were primarily attributable to improving job growth, favorable demographics with a higher propensity to rent versus buy, higher demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We currently believe U.S. economic and employment growth are likely to continue during 2022 and the supply of multifamily homes will remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $80.7 million and $31.3 million for the three months ended March 31, 2022 and 2021, respectively.
The $49.4 million increase during the three months ended March 31, 2022 as compared to the prior period in 2021 was primarily due to a 20.7% increase in property operations due to growth attributable to our same store, non-same store, and development and lease-up communities. See further discussion of our 2022 operations as compared to 2021 in "Results of Operations," below. The increase was also due to the gain on sale of an operating property in Largo, Maryland during the first quarter of 2022, offset by higher depreciation expense related to the acquisition of four operating properties during 2021.
Construction Activity
At March 31, 2022, we had a total of five properties under construction comprising 1,839 apartment homes. Initial occupancies of these five properties are currently scheduled to occur within the next 15 months. As of March 31, 2022, we estimate the total additional cost to complete the construction of these five properties is approximately $182.3 million.
Acquisitions
Land: During the three months ended March 31, 2022, we acquired approximately 15.9 acres of land in Richmond, Texas for approximately $7.8 million for future development purposes.
Dispositions
Operating property: During the three months ended March 31, 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million.
Other
During the first three months of 2022, we issued approximately 0.2 million common shares under our at-the-market ("ATM") program and received approximately $26.2 million in net proceeds.
Subsequent Events
•On April 1, 2022, we purchased the remaining 68.7% ownership interests in the Funds for cash consideration of approximately $1.1 billion, after adjusting for our assumption of approximately $514 million of existing secured mortgage debt of the Funds which remained outstanding. We funded this transaction with cash on-hand. These Funds own 22 multifamily communities comprised of 7,247 units located in Houston, Austin, Dallas, Tampa, Raleigh, Orlando, Washington D.C., Charlotte, and Atlanta. As a result of this acquisition, we will no longer recognize fee and asset management income from property management, construction, and development activities for these joint ventures nor will we recognize related expenses for managing these joint ventures or equity in income as these joint ventures were subsequently consolidated effective April 1, 2022.
•In April 2022, we issued 2.9 million common shares in a public equity offering and received approximately $490.3 million in net proceeds; we used these net proceeds to reduce borrowings under our $900 million unsecured line of credit.
•In April 2022, we also acquired two parcels of land of approximately 42.6 acres in Charlotte, North Carolina for an aggregate of $32.7 million for future development purposes.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from the ATM programs, and other unsecured borrowings or secured mortgages.
As of March 31, 2022, we had approximately $1.1 billion in cash and cash equivalents and $385.4 million available under our $900 million unsecured credit facilities. On April 1, 2022, we funded the acquisition of the remaining 68.7% ownership interests of the Funds through cash on-hand as discussed in Note 6, “Investments in Joint Ventures.”
As of March 31, 2022 and through the date of this filing, we also had common shares having an aggregate offering price of up to $71.3 million remaining available for sale under our 2021 ATM program. In April 2022, we also issued 2.9 million common shares in a public equity offering and received approximately $490.3 million in net proceeds; we used these net proceeds to reduce borrowings under our $900 million unsecured line of credit. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $387.2 million which represents approximately 10.5% of our total outstanding debt, and includes amortization of debt discounts, debt issuance costs, and amounts outstanding on our unsecured credit facility. Additionally, as of March 31, 2022, 100% of our consolidated properties were unencumbered. Effective April 1, 2022, as a result of the consolidation of 22 Fund properties described above in connection with the acquisition of the remaining 68.7% ownership interests in two of the Funds, approximately 84% of our consolidated properties were unencumbered. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2022		December 31, 2021
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,154	26	9,154	26
Dallas, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,437	18
Atlanta, Georgia	4,496	14	4,496	14
Phoenix, Arizona	4,029	13	4,029	13
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Raleigh, North Carolina	3,248	9	3,248	9
Charlotte, North Carolina	3,104	14	3,104	14
Tampa, Florida	3,104	8	3,104	8
Denver, Colorado	2,865	9	2,865	9
Southeast Florida	2,781	8	2,781	8
Los Angeles/Orange County, California	2,663	7	2,663	7
San Diego/Inland Empire, California	1,797	6	1,797	6

	March 31, 2022		December 31, 2021
	Apartment Homes	Properties	Apartment Homes	Properties
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,055	170	58,300	171
Properties Under Construction
Raleigh, North Carolina	420	1	354	1
Phoenix, Arizona	397	1	397	1
Charlotte, North Carolina	387	1	387	1
Atlanta, Georgia	366	1	366	1
Southeast Florida	269	1	269	1
Total Properties Under Construction	1,839	5	1,773	5
Total Properties	59,894	175	60,073	176
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	2,756	9	2,756	9
Austin, Texas	1,360	4	1,360	4
Dallas, Texas	1,250	3	1,250	3
Tampa, Florida	450	1	450	1
Raleigh, North Carolina	350	1	350	1
Orlando, Florida	300	1	300	1
Washington, D.C. Metro	281	1	281	1
Charlotte, North Carolina	266	1	266	1
Atlanta, Georgia	234	1	234	1
Total Unconsolidated Joint Venture Properties (2)	7,247	22	7,247	22
Total Properties Fully Consolidated	52,647	153	52,826	154
(1)Refer to Note 6, "Investments in Joint Ventures," in the notes to Condensed Consolidated Financial Statements for further discussion of our joint venture investments.
(2)In April 2022, we acquired the remaining 68.7% ownership interests of the Funds which owned these properties. Refer to Note 6, “Investments in Joint Ventures” in the Notes to Consolidated Financial Statements for further discussion of this transaction.

Stabilized Communities
We generally consider a property stabilized when it has reached 90% occupancy. During the three months ended March 31, 2022, stabilization was achieved at one consolidated operating property as follows:

($ in millions) Property and Location	Number of Apartment Homes	Date of Construction Completion	Date of Stabilization
Consolidated Operating Property
Camden Lake Eola
Orlando, FL	360	3Q21	1Q22
Completed Construction in Lease-Up
At March 31, 2022, there was one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 4/24/2022	Date of Construction Completion	Estimated Date of Stabilization
Camden Hillcrest
San Diego, CA	132	$90.8	55%	4Q21	4Q22
(1)Excludes leasing costs, which are expensed as incurred.

Properties Under Development
Our condensed consolidated balance sheet at March 31, 2022 includes approximately $488.1 million related to properties under development and land. Of this amount, approximately $295.9 million related to our properties currently under construction. In addition, we had approximately $192.2 million invested primarily in land held for future development related to projects we currently expect to begin construction.
Properties Under Construction. At March 31, 2022, we had five properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden Buckhead (1)
Atlanta, GA	366	$163.5	$159.2	$8.9	2Q22	4Q22
Camden Atlantic
Plantation, FL	269	100.0	88.0	88.0	3Q22	4Q23
Camden Tempe II
Tempe, AZ	397	115.0	79.5	79.5	3Q23	1Q25
Camden NoDa
Charlotte, NC	387	105.0	67.3	67.3	3Q23	1Q25
Camden Durham (2)
Durham, NC	420	145.0	52.2	52.2	2Q24	4Q25
Total	1,839	$628.5	$446.2	$295.9
(1)Property in lease-up and was 81% leased at April 24, 2022.
(2)Revised project scope now includes an additional 66 apartment homes being developed on land.

Development Pipeline Communities. At March 31, 2022, we had the following multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Village District
Raleigh, NC	369	$138.0	$24.8
Camden Woodmill Creek
The Woodlands, TX	188	60.0	10.7
Camden Pier District II
St. Petersburg, FL	95	50.0	4.2
Camden Arts District
Los Angeles, CA	354	150.0	38.4
Camden Long Meadow Farms
Richmond, TX	188	68.0	8.4
Camden Gulch
Nashville, TN	480	260.0	38.8
Camden Paces III
Atlanta, GA	350	100.0	18.4
Camden Baker
Denver, CO	435	165.0	26.4
Camden Highland Village II
Houston, TX	300	100.0	9.2
Camden Downtown II
Houston, TX	271	145.0	12.9
Total	3,030	$1,236.0	$192.2
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, acquisitions, and dispositions. Selected weighted averages for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Average monthly property revenue per apartment home	$2,038	$1,804
Annualized total property expenses per apartment home	$8,663	$8,166
Weighted average number of operating apartment homes owned 100%	50,935	49,439
Weighted average occupancy of operating apartment homes owned 100%	96.9%	95.9%
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
Reconciliations of net income to NOI for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$83,601	$32,473
Less: Fee and asset management income	(2,450)	(2,206)
Less: Interest and other income	(2,131)	(332)
Less: (Income)/loss on deferred compensation plans	7,497	(3,626)
Plus: Property management expense	7,214	6,124
Plus: Fee and asset management expense	1,175	1,132
Plus: General and administrative expense	14,790	14,222
Plus: Interest expense	24,542	23,644
Plus: Depreciation and amortization expense	113,138	93,141
Plus: Expense/(benefit) on deferred compensation plans	(7,497)	3,626
Less: Gain on sale of operating property	(36,372)	—
Less: Equity in income of joint ventures	(3,048)	(1,914)
Plus: Income tax expense	590	352
Net operating income	$201,049	$166,636
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2022 as compared to the same periods in 2021:

($ in thousands)	Apartment Homes at	Three Months Ended March 31,		Change
	3/31/2022	2022	2021	$	%
Property revenues:
Same store communities	46,544	$277,838	$250,064	$27,774	11.1%
Non-same store communities	4,132	27,580	9,655	17,925	185.7
Development and lease-up communities	1,971	2,258	31	2,227	*
Dispositions/Other	—	3,683	7,818	(4,135)	(52.9)
Total property revenues	52,647	$311,359	$267,568	$43,791	16.4%
Property expenses:
Same store communities	46,544	$96,560	$93,068	$3,492	3.8%
Non-same store communities	4,132	10,903	4,369	6,534	149.6
Development and lease-up communities	1,971	1,343	10	1,333	*
Dispositions/Other	—	1,504	3,485	(1,981)	(56.8)
Total property expenses	52,647	$110,310	$100,932	$9,378	9.3%
Property NOI:
Same store communities	46,544	$181,278	$156,996	$24,282	15.5%
Non-same store communities	4,132	16,677	5,286	11,391	215.5
Development and lease-up communities	1,971	915	21	894	*
Dispositions/Other	—	2,179	4,333	(2,154)	(49.7)
Total property NOI	52,647	$201,049	$166,636	$34,413	20.7%
* Not a meaningful percentage.
(1)    Same store communities are communities we wholly-owned and were stabilized since January 1, 2021, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2021, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures which improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2021, excluding properties held for sale. Dispositions/Other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses.
Same Store Analysis
Same store property NOI increased approximately $24.3 million for the three months ended March 31, 2022 as compared to the same period in 2021.
The $24.3 million increase in same store property NOI for the three months ended March 31, 2022 was primarily due to an increase of approximately $27.8 million in same store property revenues which was partially offset by an increase in property expenses of approximately $3.5 million, as compared to the same period in 2021.
The $27.8 million increase in same store property revenues during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to a $25.9 million increase in rental revenues comprised of a 10.7% increase in average rental rates, higher occupancy, higher other rental income, and higher reletting fees, net of uncollectible revenue. The increase was also due to an increase of approximately $1.4 million in income from our bulk internet and other utility rebilling programs and an increase of approximately $0.5 million related to fees and other income.
The $3.5 million increase in same store property expenses during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to higher property insurance expense of approximately $1.5 million due to higher claims incurred at our communities, higher repair and maintenance and utility expenses of approximately $1.4 million, higher salaries of approximately $0.8 million, and higher general and administrative and other property expenses of approximately $0.5 million. These increases were partially offset by lower real estate taxes of approximately $0.7 million as a result of higher property tax refunds partially offset by increased property valuations at a number of our communities for the three months ended March 31, 2022, as compared to the same period in 2021.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $12.3 million for the three months ended March 31, 2022 as compared to the same period in 2021. This increase in Property NOI was comprised of increases from non-same store communities of approximately $11.4 million for the three months ended March 31,

2022 as compared to the same period in 2021 and increases from development and lease-up communities of approximately $0.9 million for the three months ended March 31, 2022, as compared to the same period in 2021. The increase in property NOI from our non-same store communities was primarily due to the acquisition of four operating properties in 2021. The increase was also due to four operating properties which reached stabilization in 2021 and 2022. The increase in property NOI from our development and lease-up communities was primarily due to one development community under lease-up which completed construction during the three months ended March 31, 2022, and the timing of one other development community which was also under lease-up during the three months ended March 31, 2022.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended March 31, 2022 as compared to 2021

Property Revenues:
Revenues from acquisitions	$12.1
Revenues from non-same store stabilized properties	5.1
Revenues from development and lease-up properties	2.2
Other	0.8
$20.2
Property Expenses:
Expenses from acquisitions	$5.0
Expenses from non-same store stabilized properties	1.5
Expenses from development and lease-up properties	1.3
Other	0.1
$7.9
Property NOI:
NOI from acquisitions	$7.1
NOI from non-same store stabilized properties	3.6
NOI from development and lease-up properties	0.9
Other	0.7
$12.3
Dispositions/Other Property Analysis
Dispositions/Other property NOI decreased approximately $2.2 million for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease during the three months ended March 31, 2022 was primarily due to the disposition of three operating properties during the fourth quarter of 2021 and one operating property in Largo, Maryland in March 2022, partially offset by higher NOI from our retail communities as compared to the same period in 2021.
Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Fee and asset management	$2,450	$2,206	$244	11.1%
Interest and other income	2,131	332	1,799	*
Income/(loss) on deferred compensation plans	(7,497)	3,626	(11,123)	*
Total non-property income/(loss)	$(2,916)	$6,164	$(9,080)	(147.3)%
*    Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects, increased approximately $0.2 million for the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to higher fees earned related to an increase in third-party construction activity, combined with increases in property management fees earned from the Funds in which we managed as a result of increased operating results during the three months ended March 31, 2022 as compared to the same period in 2021.

Interest and other income increased approximately $1.8 million for the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to an earn-out received related to a technology joint venture sold in September 2020. We paid out approximately $0.4 million of bonuses related to this earn-out during the three months ended March 31, 2022, which was recorded in general and administrative expense discussed below.
Our deferred compensation plans incurred a loss of approximately $7.5 million during the three months ended March 31, 2022, as compared to recognizing income of approximately $3.6 million during the same period in 2021. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense/(benefit) related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Property management	$7,214	$6,124	$1,090	17.8%
Fee and asset management	1,175	1,132	43	3.8
General and administrative	14,790	14,222	568	4.0
Interest	24,542	23,644	898	3.8
Depreciation and amortization	113,138	93,141	19,997	21.5
Expense/(benefit) on deferred compensation plans	(7,497)	3,626	(11,123)	*
Total other expenses	$153,362	$141,889	$11,473	8.1%
*    Not a meaningful percentage.
    Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.1 million for the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily related to higher salaries, benefits, and incentive compensation costs, and higher conference costs during the three months ended March 31, 2022 as compared to the same period in 2021. Property management expenses were 2.3% of total property revenues for each of the three months ended March 31, 2022 and 2021.
General and administrative expense increased by approximately $0.6 million for the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to approximately $0.3 million of higher salaries, benefits, and incentive compensation costs which was comprised of approximately $0.9 million of higher compensation and bonuses, including an approximate $0.4 million of bonuses paid for an earn-out received during the three months ended March 31, 2022 related to a technology joint venture sold in September 2020, partially offset by an approximate $0.6 million decrease related to a senior executive officer who retired in December 2021. The increase was also due to higher professional fees. Excluding income/(loss) on deferred compensation plans, general and administrative expenses were 4.7% and 5.3% of total revenues for the three months ended March 31, 2022 and 2021, respectively.
Interest expense increased approximately $0.9 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase during the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to a decrease in capitalized interest resulting from lower average balances in our development pipeline during the three months ended March 31, 2022 as compared to the same period in 2021.
Depreciation and amortization expense increased approximately $20.0 million for the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to the completion of units in our development pipeline and the completion of repositions during 2021 and 2022. The increase was also due to higher depreciation and amortization of in-place leases related to the acquisition of two operating properties in June 2021, one operating property in August 2021, and one operating property in October 2021. These increases were partially offset by lower depreciation expense related to the disposition of three operating properties during the fourth quarter of 2021 and one operating property during the first quarter of 2022.
Our deferred compensation plans recognized a benefit of approximately $7.5 million for the three months ended March 31, 2022, as compared to incurring expenses of approximately $3.6 million during the same period in 2021. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income/(loss) related to these plans, as discussed in the non-property income section above.

Other

	Three Months Ended March 31,		Change
($ in thousands)	2022	2021	$	%
Gain on sale of operating property	$36,372	$—	$36,372	—%
Equity in income of joint ventures	$3,048	$1,914	$1,134	59.2%
Income tax expense	$(590)	$(352)	$(238)	67.6%
The $36.4 million gain on sale was due to the disposition of one operating property located in Largo, Maryland during the three months ended March 31, 2022.
Equity in income of joint ventures increased approximately $1.1 million for the three months ended March 31, 2022 as compared to the same period in 2021. This increase was due to an increase in earnings recognized during the three months ended March 31, 2022 primarily relating to higher revenues from the stabilized operating properties owned by the Funds.
Income tax expense increased approximately $0.2 million for the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to higher state taxes and higher taxable income due to higher third-party construction activities in a taxable REIT subsidiary.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Funds from operations
Net income attributable to common shareholders	$80,745	$31,347
Real estate depreciation and amortization	110,537	90,707
Adjustments for unconsolidated joint ventures	2,709	2,599
Gain on sale of operating property	(36,372)	—
Income allocated to non-controlling interests	2,856	1,126
Funds from operations	$160,475	$125,779

	Three Months Ended March 31,
($ in thousands)	2022	2021
Less: recurring capitalized expenditures	(14,251)	(12,680)
Adjusted funds from operations	$146,224	$113,099

Weighted average shares – basic	105,336	99,547
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	83	74
Common units	1,606	1,720
Weighted average shares – diluted	107,025	101,341
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

Our interest expense coverage ratio, net of capitalized interest, was approximately 7.4 and 6.2 for the three months ended March 31, 2022 and 2021, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. All of our consolidated properties were unencumbered at March 31, 2022 and 2021. Effective April 1, 2022, as a result of the consolidation of 22 Fund properties discussed in Note 6, "Investments in Joint Ventures" in connection with the acquisition of the remaining 68.7% ownership interests in two of the Funds, approximately 84% of our consolidated properties were unencumbered. Our weighted average maturity of debt was approximately 6.5 years at March 31, 2022.
Our primary sources of liquidity are cash and cash equivalents and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:
•normal recurring operating expenses;
•current debt service requirements including scheduled debt maturities;
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
Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2022 and 2021:

Net cash from operating activities was approximately $122.3 million during the three months ended March 31, 2022 as compared to approximately $88.5 million for the same period in 2021. The increase was primarily due to the increase in cash from property operations due to the growth attributable to our same store, non-same store and development and lease-up communities. See further discussion of our 2022 operations as compared to 2021 in "Results of Operations."

Net cash used in investing activities during the three months ended March 31, 2022 totaled approximately $48.9 million as compared to $92.1 million during the same period in 2021. Cash outflows during the three months ended March 31, 2022 primarily related to amounts paid for property development and capital improvements of approximately $90.5 million, and an increase in earnest money of approximately $23.2 million primarily related to an acquisition of a 42.6 acre land parcel completed in April 2022. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $70.5 million. Cash outflows during the three months ended March 31, 2021 primarily related to cash outflows for property development and capital improvements of approximately $90.3 million. The increase in property development and capital improvements for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to the acquisition of one development property, as well as higher reposition and capital expenditures, partially offset by the timing and completion of three consolidated operating properties in 2021 and 2022. The property development and capital improvements during the three months ended March 31, 2022 and 2021, included the following:

	Three Months Ended March 31,
(in millions)	2022	2021
Expenditures for new development, including land	$48.5	$55.4
Capital expenditures	20.3	17.8
Reposition expenditures	14.3	8.7
Direct real estate taxes and capitalized interest and other indirect costs	7.4	8.4
Total	$90.5	$90.3

Net cash from financing activities totaled approximately $443.1 million for the three months ended March 31, 2022 as compared to net cash used of $83.4 million during the same period in 2021. Cash inflows during the three months ended March 31, 2022 primarily related to net proceeds of $500.0 million of borrowings from our unsecured line of credit, and net proceeds of $26.2 million from the issuance of approximately 0.2 million common shares from our ATM programs. These cash inflows during 2022 were partially offset by $88.8 million used for distributions to common shareholders and non-controlling interest holders. Cash outflows during the three months ended March 31, 2021 primarily related to $84.1 million used for distributions to common shareholders and non-controlling interest holders.

Financial Flexibility

We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2022 and through the date of this filing.
Our credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At March 31, 2022, we had $500 million of borrowings outstanding on our credit facility and we had outstanding letters of credit totaling approximately $14.6 million, leaving approximately $385.4 million available under our credit facility. In April 2022, we issued approximately 2.9 million common shares in a public equity offering and received approximately $490.3 million in net proceeds; we used these net proceeds to reduce borrowings under our $900 million unsecured line of credit.
In August 2021, we created an ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $500.0 million (the "2021 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2021

ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our $900 million unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. We issued approximately 0.2 million shares under our 2021 ATM program during the three months ended March 31, 2022 and received approximately $26.2 million in net proceeds. As of March 31, 2022 and through the date of this filing, we had common shares having an aggregate offering price of up to $71.3 million remaining available for sale under the 2021 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $387.2 million which represents approximately 10.5% of our total outstanding debt, and includes amortization of debt discounts, debt issuance costs, and amounts outstanding on our unsecured credit facility. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
We estimate the additional cost to complete the construction of five properties to be approximately $182.3 million. Of this amount, we expect to incur costs between approximately $105 million and $125 million during the remainder of 2022 and to incur the remaining costs during 2023. Additionally, we expect to incur costs between approximately $120 million and $130 million related to the start of new development activities, between approximately $61 million and $65 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $74 million and $78 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In February 2022, our Board of Trust Managers declared a quarterly dividend of $0.94 per common share to our common shareholders of record as of March 31, 2022. The quarterly dividend was subsequently paid on April 18, 2022, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2022, our annualized dividend rate would be $3.76 per share or unit.
Off-Balance Sheet Arrangements
The Funds in which we have an interest have been funded in part with secured, third-party debt. At March 31, 2022, our Funds had outstanding debt of approximately $513.9 million. Effective Apri1 1, 2022, this debt was consolidated as a result of our acquisition of the remaining 68.7% ownership interests in the Funds. As of March 31, 2022, we had no outstanding guarantees related to the debt of the Funds.
Inflation
Our apartment leases are for an average term of approximately fourteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
None

Item 1A.     Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended March 31, 2022.

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

10.1	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Value Add Fund, L.P. (incorporated by reference to Exhibit 2.1 to the Company's current Report on Form 8-K filed on March 18, 2022 (File No. 1-12110))

10.2	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Co-Investment Fund, L.P. (incorporated by reference to Exhibit 2.2 to the Company's current Report on Form 8-K filed on March 18, 2022 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 29, 2021

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 29, 2021

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	April 29, 2022
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer