Form 10-Q
period 2022-06-30
CAMDEN PROPERTY TRUST
filed 2022-07-29
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 22, 2022, 106,528,076 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Assets
Real estate assets, at cost
Land	$1,695,118	$1,349,594
Buildings and improvements	10,440,037	8,624,734
	$12,135,155	$9,974,328
Accumulated depreciation	(3,572,764)	(3,358,027)
Net operating real estate assets	$8,562,391	$6,616,301
Properties under development, including land	581,844	474,739
Investments in joint ventures	—	13,730
Total real estate assets	$9,144,235	$7,104,770
Accounts receivable – affiliates	13,258	18,664
Other assets, net	249,865	234,370
Cash and cash equivalents	72,095	613,391
Restricted cash	6,563	5,589
Total assets	$9,486,016	$7,976,784
Liabilities and equity
Liabilities
Note Payable
Unsecured	$3,222,252	$3,170,367
Secured	514,698	—
Accounts payable and accrued expenses	195,070	191,651
Accrued real estate taxes	86,952	66,673
Distributions payable	103,621	88,786
Other liabilities	186,143	193,052
Total liabilities	$4,308,736	$3,710,529
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 117,727 and 114,668 issued; 115,626 and 112,578 outstanding at June 30, 2022 and December 31, 2021, respectively	1,156	1,126
Additional paid-in capital	5,890,792	5,363,530
Distributions in excess of net income attributable to common shareholders	(452,865)	(829,453)
Treasury shares, at cost (9,098 and 9,236 common shares at June 30, 2022 and December 31, 2021, respectively)	(328,975)	(333,974)
Accumulated other comprehensive loss	(3,001)	(3,739)
Total common equity	$5,107,107	$4,197,490
Non-controlling interests	70,173	68,765
Total equity	$5,177,280	$4,266,255
Total liabilities and equity	$9,486,016	$7,976,784
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Property revenues	$361,716	$276,523	$673,075	$544,091
Property expenses
Property operating and maintenance	$79,418	$65,544	$149,855	$129,023
Real estate taxes	48,393	37,427	88,266	74,880
Total property expenses	$127,811	$102,971	$238,121	$203,903
Non-property income
Fee and asset management	$1,190	$2,263	$3,640	$4,469
Interest and other income	662	257	2,793	589
Income/(loss) on deferred compensation plans	(14,678)	6,400	(22,175)	10,026
Total non-property income/(loss)	$(12,826)	$8,920	$(15,742)	$15,084
Other expenses
Property management	$7,282	$6,436	$14,496	$12,560
Fee and asset management	359	1,019	1,534	2,151
General and administrative	15,734	15,246	30,524	29,468
Interest	29,022	24,084	53,564	47,728
Depreciation and amortization	157,734	99,586	270,872	192,727
Expense/(benefit) on deferred compensation plans	(14,678)	6,400	(22,175)	10,026
Total other expenses	$195,453	$152,771	$348,815	$294,660
Gain on sale of operating property	—	—	36,372	—
Gain on acquisition of unconsolidated joint venture interests	474,146	—	474,146	—
Equity in income of joint ventures	—	2,198	3,048	4,112
Income from continuing operations before income taxes	$499,772	$31,899	$583,963	$64,724
Income tax expense	(886)	(460)	(1,476)	(812)
Net income	$498,886	$31,439	$582,487	$63,912
Less income allocated to non-controlling interests	(1,571)	(1,260)	(4,427)	(2,386)
Net income attributable to common shareholders	$497,315	$30,179	$578,060	$61,526

Earnings per share – basic	$4.59	$0.30	$5.41	$0.61
Earnings per share – diluted	$4.54	$0.30	$5.37	$0.61
Weighted average number of common shares outstanding – basic	108,106	100,701	106,729	100,127
Weighted average number of common shares outstanding – diluted	109,745	100,767	108,393	100,197
Condensed Consolidated Statements of Comprehensive Income
Net income	$498,886	$31,439	$582,487	$63,912
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	369	372	738	745
Comprehensive income	$499,255	$31,811	$583,225	$64,657
Less income allocated to non-controlling interests	(1,571)	(1,260)	(4,427)	(2,386)
Comprehensive income attributable to common shareholders	$497,684	$30,551	$578,798	$62,271
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the six months ended June 30, 2022

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2021	$1,126	$5,363,530	$(829,453)	$(333,974)	$(3,739)	$68,765	$4,266,255
Net income			578,060			4,427	582,487
Other comprehensive income					738		738
Common shares issued	30	516,728					516,758
Net share awards		10,383		4,822			15,205
Employee share purchase plan		453		177			630
Cash distributions declared to equity holders ($1.88 per common share)			(201,472)			(3,019)	(204,491)
Other		(302)					(302)
Equity, June 30, 2022	$1,156	$5,890,792	$(452,865)	$(328,975)	$(3,001)	$70,173	$5,177,280

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended June 30, 2022

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, March 31, 2022	$1,127	$5,396,267	$(848,074)	$(329,521)	$(3,370)	$70,110	$4,286,539
Net income			497,315			1,571	498,886
Other comprehensive income					369		369
Common shares issued	29	490,564					490,593
Net share awards		3,906		369			4,275
Employee share purchase plan		319		177			496
Cash distributions declared to equity holders ($0.94 per common share)			(102,106)			(1,508)	(103,614)
Other		(264)					(264)
Equity, June 30, 2022	$1,156	$5,890,792	$(452,865)	$(328,975)	$(3,001)	$70,173	$5,177,280

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the six months ended June 30, 2021

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended June 30, 2021

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, March 31, 2021	$1,070	$4,588,056	$(842,628)	$(335,511)	$(5,010)	$68,099	$3,474,076
Net income			30,179			1,260	31,439
Other comprehensive income					372		372
Common shares issued	29	358,814					358,843
Net share awards		4,518		454			4,972
Employee share purchase plan		2,352		896			3,248
Cash distributions declared to equity holders ($0.83 per common share)			(85,312)			(1,392)	(86,704)
Other	(1)	(37)					(38)
Equity, June 30, 2021	$1,098	$4,953,703	$(897,761)	$(334,161)	$(4,638)	$67,967	$3,786,208

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$582,487	$63,912
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	270,872	192,727
Gain on sale of operating property	(36,372)	—
Gain on acquisition of unconsolidated joint venture interests	(474,146)	—
Distributions of income from joint ventures	3,015	4,046
Equity in income of joint ventures	(3,048)	(4,112)
Share-based compensation	6,442	8,428
Net change in operating accounts and other	(18,616)	(21,332)
Net cash from operating activities	$330,634	$243,669
Cash flows from investing activities
Development and capital improvements, including land	$(250,988)	$(188,170)
Acquisition of operating properties, including joint venture interests, net of cash acquired	(1,066,051)	(289,447)
Proceeds from sale of operating property	70,536	—
Other	(8,001)	(5,290)
Net cash from investing activities	$(1,254,504)	$(482,907)
Cash flows from financing activities
Borrowings on unsecured credit facility	$560,000	$—
Repayments on unsecured credit facility and other short-term borrowings	(510,000)	—
Proceeds from issuance of common shares	516,758	358,843
Distributions to common shareholders and non-controlling interests	(189,638)	(168,429)
Other	6,428	3,609
Net cash from financing activities	$383,548	$194,023
Net decrease in cash, cash equivalents, and restricted cash	(540,322)	(45,215)
Cash, cash equivalents, and restricted cash, beginning of period	618,980	424,533
Cash, cash equivalents, and restricted cash, end of period	$78,658	$379,318
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$72,095	$374,556
Restricted cash	6,563	4,762
Total cash, cash equivalents, and restricted cash, end of period	$78,658	$379,318
Supplemental information
Cash paid for interest, net of interest capitalized	$51,941	$47,733
Cash paid for income taxes	2,818	1,746
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	103,621	86,689
Value of shares issued under benefit plans, net of cancellations	21,739	18,498
Conversion of operating partnership units to common shares	—	3,317
Accrual associated with construction and capital expenditures	23,262	23,916
Acquisition of joint venture interests:
Mortgage debt assumed	514,554	—
Other liabilities	39,168	—
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2022, we owned interests in, operated, or were developing 176 multifamily properties comprised of 60,267 apartment homes across the United States. Of the 176 properties, five properties were under construction as of June 30, 2022, and will consist of a total of 1,842 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights and participating rights. As of June 30, 2022, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships.  As of June 30, 2022, we held between approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
We recognized amortization expense related to in-place leases of approximately $19.4 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $25.6 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. The unamortized value of in-place leases at June 30, 2022 was approximately $24.9 million, and is expected to be fully amortized by December 31, 2022. We recognized revenue related to net below-market leases of $3.4 million and $4.3 million for the three and six months ended June 30, 2022, respectively, and did not recognize significant revenue related to net below-market leases for either the three or six months ended June 30, 2021.
During the three and six months ended June 30, 2022, the weighted average amortization periods for in-place leases were approximately nine months and eight months, respectively, and were approximately six months and eleven months for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, the weighted average amortization periods for net below-market leases were approximately eight months and seven months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. In addition, we evaluate our equity investments in joint ventures and record an impairment charge if we believe there is an other than temporary decline in market value below the carrying value of our investment. We did not record any impairment charges for the three or six months ended June 30, 2022 or 2021.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.5 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively, and was approximately $8.5 million and $9.2 million for the six months ended June 30, 2022 and 2021, respectively. Capitalized real estate taxes were approximately $1.2 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and were approximately $2.5 million for both of the six months ended June 30, 2022 and 2021.
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
Non-Recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value when they are acquired, including the remeasurement of previously held ownership interests, using fair value methodologies described above at "Acquisitions of Real Estate," or if the long-lived assets are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
Financial Instrument Fair Value Disclosures. As of June 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
As of June 30, 2022, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2022	$536.9
2023	328.2
2024	4.1
2025	3.3
2026	3.0
Thereafter	8.5
Total	$884.0
Credit Risk. In management’s opinion, due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms, there is no significant concentration of credit risk.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards, and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement will be considered in our calculation for diluted earnings-per-share until settlement, using the if-converted method. The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 0.1 million for each of the three and six months ended June 30, 2022, and approximately 1.8 million and 1.9 million for the three and six months ended June 30, 2021, respectively. These securities, which include share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculations as they are anti-dilutive. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$497,315	$30,179	$578,060	$61,526
Amount allocated to participating securities	(740)	(50)	(900)	(82)
Net income attributable to common shareholders – basic	$496,575	$30,129	$577,160	$61,444

Total earnings per common share – basic	$4.59	$0.30	$5.41	$0.61

Weighted average number of common shares outstanding – basic	108,106	100,701	106,729	100,127

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$496,575	$30,129	$577,160	$61,444
Income allocated to common units from continuing operations	1,571	—	4,427	—
Net income attributable to common shareholders – diluted	$498,146	$30,129	$581,587	$61,444

Total earnings per common share – diluted	$4.54	$0.30	$5.37	$0.61

Weighted average number of common shares outstanding – basic	108,106	100,701	106,729	100,127
Incremental shares issuable from assumed conversion of:
Share awards granted	33	66	58	70
Common units	1,606	—	1,606	—
Weighted average number of common shares outstanding – diluted	109,745	100,767	108,393	100,197
4. Common Shares
In May 2022, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2022 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.

The 2022 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). As of the date of this filing, we have not entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under this ATM program.
In August 2021, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering amount of up to $500.0 million (the "2021 ATM program"). During the three months March 31, 2022, we sold an aggregate of approximately 0.2 million common shares at an average price per share of $165.01, for aggregate net consideration of approximately $26.2 million under the 2021 ATM program. In May 2022, we terminated the 2021 ATM program with an aggregate offering amount of approximately $71.3 million remaining available for sale and, upon termination, no further common shares were available for sale. There were no additional shares sold under the 2021 ATM program from March 31, 2022 through the date of the applicable termination agreements.
In June 2020, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering amount of up to $362.7 million (the "2020 ATM program"). During the three and six months ended June 30, 2021, we sold an aggregate of approximately 2.9 million common shares at an average price per share of $126.64, for aggregate net consideration of approximately $358.8 million. In August 2021, we terminated the 2020 ATM program with an aggregate offering amount of approximately $0.2 million not sold. There were no additional shares sold under the 2020 ATM program from June 30, 2021 through the date of the applicable termination agreements.
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. There were no repurchases during the three and six months ended June 30, 2022. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. In April 2022, we issued 2.9 million common shares in a public equity offering and received approximately $490.3 million in net proceeds, which we used to reduce borrowings under our $900 million unsecured line of credit. At June 30, 2022, we had approximately 106.5 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.

5. Acquisitions and Dispositions
Acquisition of Land. During the three months ended June 30, 2022, we acquired for future development purposes two parcels of land totaling approximately 42.6 acres in Charlotte, North Carolina for an aggregate consideration of approximately $32.7 million, and approximately 3.8 acres of land in Nashville, Tennessee for approximately $30.5 million. During the six months ended June 30, 2022, we also acquired for future development purposes approximately 15.9 acres of land in Richmond, Texas for approximately $7.8 million. During the three and six months ended June 30, 2021, we acquired for future development purposes approximately 14.6 acres of land in The Woodlands, Texas for approximately $9.3 million and approximately 0.2 acres of land in St. Petersburg, Florida for approximately $2.1 million.
Asset Acquisition of Operating Properties. On April 1, 2022, we purchased the remaining 68.7% ownership interests in two unconsolidated discretionary investment funds (collectively, the "Funds") for cash consideration of approximately $1.1 billion, after adjusting for our assumption of approximately $515 million of existing secured mortgage debt of the Funds which remained outstanding. As a result of this acquisition, we now own 100% ownership interests in 22 multifamily communities comprised of 7,247 units located in Houston, Austin, Dallas, Tampa, Raleigh, Orlando, Washington D.C., Charlotte, and Atlanta. After obtaining 100% of the ownership interests, we consolidated the Funds as of April 1, 2022. Prior to the acquisition, we accounted for our 31.3% ownership interests in each of these Funds in accordance with the equity method of accounting.
We accounted for this transaction as an asset acquisition and remeasured our previously held 31.3% ownership interests in the Funds to fair value at the acquisition date. As a result of this remeasurement, we recognized a gain of approximately $474.1 million. Upon consolidation, the total consideration was allocated to assets and liabilities based on relative fair value, resulting in an increase in assets comprised of $2.1 billion of real estate assets, $44.0 million of in-place leases and $24.7 million of other assets and an increase in liabilities made up of $514.6 million of secured debt, $39.2 million of other liabilities, and approximately $7.6 million of net below market leases.
In June 2021, we acquired one operating property comprised of 328 apartment homes located in Franklin, Tennessee for approximately $105.3 million and one operating property comprised of 430 apartment homes located in Nashville, Tennessee for approximately $186.3 million.
Sale of Operating Property. During the six months ended June 30, 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million. We did not sell any operating properties during the three months ended June 30, 2022 or the three or six months ended June 30, 2021.
6. Investments in Joint Ventures
On April 1, 2022, the Company obtained 100% of the ownership interests in the Funds and, as discussed in Note 5, "Acquisitions and Dispositions," above, consolidated the Funds as of the acquisition date. Prior to the acquisition, we held a 31.3% ownership interest in the Funds, and accounted for these investments under the equity method. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	June 30, 2022	December 31, 2021
Total assets	$—	$679.1
Total third-party debt	—	513.8
Total equity	—	131.9

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022 (1)	2021	2022	2021
Total revenues	$—	$34.2	$37.2	$67.2
Net income	—	4.7	7.1	8.4
Equity in income (2)	—	2.2	3.0	4.1
(1)We consolidated the operations of the Funds as of April 1, 2022 and therefore results are $0 for the three months ended June 30, 2022.
(2)Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
Prior to the acquisition of the Funds, we earned fees for property and asset management, construction, development, and other services related to the Funds, and we eliminated fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.7 million for the six months ended June 30, 2022, and approximately $1.5 million and $3.1 million for the three and six months ended June 30, 2021, respectively. There were no fees earned during the three months ended June 30, 2022 due to the acquisition on April 1, 2022.

7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2022	December 31, 2021
Commercial banks
2.88% Term Loan, due 2022	$40.0	$39.9
2.03% Unsecured credit facility	50.0	—
	$90.0	$39.9

Senior unsecured notes
3.15% Notes, due 2022	$349.7	$349.3
5.07% Notes, due 2023	249.6	249.3
4.36% Notes, due 2024	249.6	249.5
3.68% Notes, due 2024	249.0	248.8
3.74% Notes, due 2028	398.0	397.8
3.67% Notes, due 2029 (1)	595.2	594.9
2.91% Notes, due 2030	744.4	744.1
3.41% Notes, due 2049	296.8	296.8
	$3,132.3	$3,130.5
Total unsecured notes payable	$3,222.3	$3,170.4

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.2	$—
3.14% Variable Rate Notes, due 2026	166.1	—

3.44% Variable Rate Construction Note, due 2024	18.8	—
3.87% note, due 2028	38.6	—
Total secured notes payable	$514.7	$—

Total notes payable (2)	$3,737.0	$3,170.4
(1)    The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2) Unamortized debt discounts, debt issuance costs and fair market value adjustments of $20.0 million and $19.6 million are included in notes payable as of June 30, 2022 and December 31, 2021, respectively.
We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon the London Interbank Offered Rate ("LIBOR") plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2022 and through the date of this filing.
Our unsecured credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2022, we had $50.0 million outstanding on our $900 million credit facility and we had outstanding letters of credit totaling approximately $14.3 million, leaving approximately $835.7 million available under our unsecured credit facility.
As a result of the acquisition of the Funds on April 1, 2022, we assumed approximately $514.6 million of secured mortgage loans with maturity dates ranging from 2024 to 2028 and effective interest rates ranging from 2.47% to 4.04%. These secured mortgage loans consist of a variable rate construction loan, a fixed rate cross-collateralized and cross-defaulted note between three operating properties, and two cross-collateralized and cross-defaulted master credit facilities with Fannie Mae.
In connection with the assumed secured mortgage loans discussed above, we recorded an approximate $2.4 million fair value adjustment which is being amortized over the respective debt terms as an increase to interest expense. We recorded amortization of the fair value adjustment of approximately $0.1 million during the three and six months ended June 30, 2022.
We had outstanding floating rate debt of approximately $274.9 million and $39.8 million at June 30, 2022 and 2021, respectively. The weighted average interest rate on such debt was approximately 2.9% and 1.9% for the six months ended June 30, 2022 and 2021, respectively.
Our indebtedness had a weighted average maturity of approximately 6.6 years at June 30, 2022. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2022:

(in millions)	Amount (1)	Weighted Average Interest Rate (2)
Remainder of 2022	$387.9	3.1%
2023	246.7	5.1
2024 (3)	566.5	3.8
2025	(2.2)	—
2026	188.9	3.3
Thereafter	2,349.2	3.5
Total	$3,737.0	3.6%
(1)Includes amortization of debt discounts, debt issuance costs, and fair market value adjustments.
(2)Includes the effects of the applicable settled forward interest rate swaps.
(3)Includes $50.0 million of borrowings outstanding under our unsecured credit facility and includes all available extension options.
8. Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives. We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we may enter into derivative financial instruments to manage exposures arising from business activities resulting in differences in the amount, timing, and duration of our known or expected cash payments related to our borrowings.
Cash Flow Hedges of Interest Rate Risk. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we periodically use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Designated Hedges.  The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. At June 30, 2022 and 2021, we had no designated hedges outstanding.
As of each of the three and six months ended June 30, 2022 and 2021, there were no unrealized gains or losses recognized in other comprehensive income related to derivative financial instruments. During each of the three months ended June 30, 2022 and 2021, approximately $0.3 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense and approximately $0.7 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense during each of the six months ended June 30, 2022 and 2021, for derivative financial instruments settled in prior periods.

9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”) and the 2011 Share Incentive Plan (the “2011 Share Plan”), although no new awards may be granted under the 2011 Plan. Each of these plans were approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of June 30, 2022, there were approximately 5.9 million common shares available under the 2018 Share Plan, which would result in approximately 1.7 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $3.7 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $7.0 million and $8.4 million for the six months ended June 30, 2022 and 2021, respectively. Total capitalized compensation costs for share awards were approximately $1.0 million for each of the three months ended June 30, 2022 and 2021, and approximately $2.0 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.
A summary of activity under our share incentive plans for the six months ended June 30, 2022 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2021	184,128	$107.57
Granted	136,919	161.91
Vested	(151,361)	128.45
Forfeited	(3,406)	129.88
Total nonvested share awards outstanding at June 30, 2022	166,280	$132.95
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
The weighted average fair value of share awards granted during the six months ended June 30, 2022 and 2021 was $161.91 per share and $105.17 per share, respectively. The total fair value of shares vested was approximately $19.4 million during each of the six months ended June 30, 2022 and 2021. At June 30, 2022, the unamortized value of previously issued unvested share awards was approximately $17.9 million which is expected to be amortized over the next three years.
10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Change in assets:
Other assets, net	$(17,576)	$(9,698)
Change in liabilities:
Accounts payable and accrued expenses	(19,172)	(14,328)
Accrued real estate taxes	14,302	(840)
Other liabilities	1,801	1,667
Other	2,029	1,867
Change in operating accounts and other	$(18,616)	$(21,332)

11. Commitments and Contingencies
Construction Contracts. As of June 30, 2022, we estimated the total additional cost to complete the five properties currently under construction to be approximately $247.7 million. We expect to fund this amount through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2022, we had approximately $1.1 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million is non-refundable.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the six months ended June 30, 2022. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.1 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $2.1 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. The following is a summary of our maturities of our lease liabilities as of June 30, 2022:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2022	$1.6
2023	3.1
2024	3.0
2025	2.2
2026	0.3
Thereafter	0.2
Less: discount for time value	(0.9)
Lease liability as of June 30, 2022	$9.5
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022 and 2021 as income tax expense. Income taxes for the three and six months ended June 30, 2022 primarily related to state income tax and federal taxes on the taxable income of certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2022.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2022				December 31, 2021
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$117.4	$—	$—	$117.4	$137.3	$—	$—	$137.3
(1)Approximately $2.7 million and $10.6 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." On April 1, 2022, we acquired the remaining 68.7% ownership interests in the Funds, which owned 22 multifamily communities. We consolidated these properties upon obtaining 100% ownership interests and recorded the real estate assets and identifiable above and below-market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income-producing properties. Our previously held 31.3% equity interests in the Funds were also remeasured to fair value utilizing these same techniques and the fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 5, "Acquisitions and Dispositions" for further discussion about this acquisition.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2022 and December 31, 2021, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	June 30, 2022		December 31, 2021
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,462.1	$3,269.5	$3,130.5	$3,363.7
Floating rate notes payable (1)	274.9	272.4	39.9	40.1
(1)Includes balance outstanding under our unsecured credit facility at June 30, 2022.

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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of June 30, 2022, we owned interests in, operated, or were developing 176 multifamily properties comprised of 60,267 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
During the three and six months ended June 30, 2022, our results reflect an increase in same store revenues of approximately 12.1% and 11.6%, respectively, as compared to the same periods in 2021. These increases were primarily due to higher average rental rates which we believe were primarily attributable to improving job growth, favorable demographics with a higher propensity to rent versus buy, higher demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We currently believe U.S. economic and employment growth are likely to continue during 2022 and the supply of multifamily homes will remain at manageable levels. If economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $497.3 million and $30.2 million for the three months ended June 30, 2022 and 2021, respectively, and $578.1 million and $61.5 million for the six months ended June 30, 2022 and 2021, respectively. The increases during the three and six months ended June 30, 2022 as compared to the same periods in 2021 were primarily due to a $474.1 million gain recognized as a result of the remeasurement of our previously held 31.3% ownership interest in two unconsolidated Funds upon our acquiring the remaining ownership interests on April 1, 2022. The increases were also due to increases in property operations due to growth attributable to our same store, non-same store, and development and lease-up communities. See further discussion of our 2022 operations as compared to 2021 in "Results of Operations," below. The increase during the six months ended June 30, 2022 was also due to the $36.4 million gain on sale of an operating property in Largo, Maryland during the first quarter of 2022. These increases were partially offset by higher depreciation expense and amortization of in-place leases related to the consolidation of 22 properties upon acquiring the Funds and the acquisition of four operating properties during 2021.

Construction Activity
At June 30, 2022, we had a total of five properties under construction comprising 1,842 apartment homes. As of June 30, 2022, we estimated the total additional cost to complete the construction of these five properties is approximately $247.7 million.
Acquisitions
Operating properties: On April 1, 2022, we purchased the remaining 68.7% ownership interests in the Funds for cash consideration of approximately $1.1 billion, after adjusting for our assumption of approximately $515 million of existing secured mortgage debt of the Funds which remained outstanding. We funded this transaction with cash on-hand. These Funds own 22 multifamily communities comprised of 7,247 units located in Houston, Austin, Dallas, Tampa, Raleigh, Orlando, Washington D.C., Charlotte, and Atlanta. After obtaining 100% of the ownership interests, we consolidated the Funds as of April 1, 2022, and no longer recognize fee and asset management income from property management, construction, and development activities, related expenses or equity in income for these Funds.
Land: During the three months ended June 30, 2022, we acquired for future development purposes two parcels of land totaling approximately 42.6 acres in Charlotte, North Carolina for an aggregate consideration of approximately $32.7 million, and approximately 3.8 acres of land in Nashville, Tennessee for approximately $30.5 million. During the six months ended June 30, 2022, we also acquired for future development purposes approximately 15.9 acres of land in Richmond, Texas for approximately $7.8 million.
Dispositions
Operating property: During the six months ended June 30 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million.

Other
During the six months of 2022, we issued approximately 0.2 million common shares under our at-the-market ("ATM") programs and received approximately $26.2 million in net proceeds. As of the date of this filing, we had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2022 ATM program.
In April 2022, we issued 2.9 million common shares in a public equity offering and received approximately $490.3 million in net proceeds; we used these net proceeds to reduce borrowings under our $900 million unsecured line of credit.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from the ATM programs, and other unsecured borrowings or secured mortgages.
As of June 30, 2022, we had approximately $835.7 million available under our $900 million unsecured credit facility. As of June 30, 2022 and through the date of this filing, we had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2022 ATM program, and the ability to issue debt and equity under our automatic shelf registration statement. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $634.6 million which represents approximately 17.0% of our total outstanding debt, and includes amortization of debt discounts, and debt issuance costs. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2022		December 31, 2021
	Apartment Homes	Properties	Apartment Homes	Properties
Operating Properties
Houston, Texas	9,154	26	9,154	26
Dallas, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,437	18
Atlanta, Georgia	4,862	15	4,496	14
Phoenix, Arizona	4,029	13	4,029	13
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Raleigh, North Carolina	3,252	9	3,248	9
Charlotte, North Carolina	3,104	14	3,104	14
Tampa, Florida	3,104	8	3,104	8
Denver, Colorado	2,865	9	2,865	9
Southeast Florida	2,781	8	2,781	8
Los Angeles/Orange County, California	2,663	7	2,663	7
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,425	171	58,300	171

	June 30, 2022		December 31, 2021
	Apartment Homes	Properties	Apartment Homes	Properties
Properties Under Construction
Raleigh, North Carolina	789	2	354	1
Phoenix, Arizona	397	1	397	1
Charlotte, North Carolina	387	1	387	1
Southeast Florida	269	1	269	1
Atlanta, Georgia	—	—	366	1
Total Properties Under Construction	1,842	5	1,773	5
Total Properties	60,267	176	60,073	176
Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	—	—	2,756	9
Austin, Texas	—	—	1,360	4
Dallas, Texas	—	—	1,250	3
Tampa, Florida	—	—	450	1
Raleigh, North Carolina	—	—	350	1
Orlando, Florida	—	—	300	1
Washington, D.C. Metro	—	—	281	1
Charlotte, North Carolina	—	—	266	1
Atlanta, Georgia	—	—	234	1
Total Unconsolidated Joint Venture Properties	—	—	7,247	22
Total Properties Fully Consolidated	60,267	176	52,826	154
(1)In April 2022, we acquired the remaining 68.7% ownership interests of the Funds which owned these properties. After obtaining 100% of the ownership interests, we consolidated the Funds as of April 1, 2022. Refer to Note 5, “Acquisitions and Dispositions” in the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction.

Completed Construction in Lease-Up
At June 30, 2022, there were two completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 7/24/2022	Date of Construction Completion	Estimated Date of Stabilization
Camden Buckhead
Atlanta, GA	366	$162.2	85%	2Q22	4Q22
Camden Hillcrest
San Diego, CA	132	91.7	82%	4Q21	4Q22
Total	498	$253.9
(1)Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our condensed consolidated balance sheet at June 30, 2022 includes approximately $581.8 million related to properties under development and land. Of this amount, approximately $335.9 million related to our properties currently under construction. In addition, we had approximately $241.5 million invested primarily in land held for future development related to projects we currently expect to begin construction, and approximately $4.4 million invested in land which we may develop in the future.

Properties Under Construction. At June 30, 2022, we had five properties in various stages of construction as follows:

($ in millions) Property and Location	Number of Apartment Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden Tempe II (1)
Tempe, AZ	397	$115.0	$90.9	$71.6	3Q23	1Q25
Camden Atlantic
Plantation, FL	269	100.0	96.6	96.5	4Q22	4Q23
Camden NoDa
Charlotte, NC	387	105.0	76.3	76.3	3Q23	1Q25
Camden Durham
Durham, NC	420	145.0	64.3	64.3	2Q24	4Q25
Camden Village District
Raleigh, NC	369	138.0	27.2	27.2	2Q25	4Q26
Total	1,842	$603.0	$355.3	$335.9
(1)Property in lease-up and was 10% leased at July 24, 2022.

Development Pipeline Communities. At June 30, 2022, we had the following multifamily communities undergoing development activities:

($ in millions) Property and Location	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Woodmill Creek
The Woodlands, TX	189	$75.0	$11.2
Camden Long Meadow Farms
Richmond, TX	188	80.0	9.0
Camden Nations
Nashville, TN	393	175.0	31.1
Camden Arts District
Los Angeles, CA	354	150.0	39.6
Camden Gulch
Nashville, TN	480	260.0	39.8
Camden Paces III
Atlanta, GA	350	100.0	18.8
Camden Baker
Denver, CO	435	165.0	27.2
Camden Blakeney
Charlotte, NC	349	120.0	19.6
Camden South Charlotte
Charlotte, NC	420	135.0	22.7
Camden Highland Village II
Houston, TX	300	100.0	9.4
Camden Downtown II
Houston, TX	271	145.0	13.1
Total	3,729	$1,505.0	$241.5
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Land Holdings. At June 30, 2022, we had the following land holdings:

($ in millions) Location	Acres	Cost to Date
St. Petersburg, FL	0.2	$4.4
Results of Operations
Changes in revenues and expenses related to our operating properties from period to period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly constructed properties, and the impact of acquisitions, and dispositions. Selected weighted averages for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average monthly property revenue per apartment home	$2,069	$1,848	$2,054	$1,826
Annualized total property expenses per apartment home	$8,772	$8,256	$8,721	$8,211
Weighted average number of operating apartment homes owned 100%	58,282	49,887	54,608	49,663
Weighted average occupancy of operating apartment homes owned 100%	96.8%	97.3%	96.8%	96.8%
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
Reconciliations of net income to NOI for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$498,886	$31,439	$582,487	$63,912
Less: Fee and asset management income	(1,190)	(2,263)	(3,640)	(4,469)
Less: Interest and other income	(662)	(257)	(2,793)	(589)
Less: (Income)/loss on deferred compensation plans	14,678	(6,400)	22,175	(10,026)
Plus: Property management expense	7,282	6,436	14,496	12,560
Plus: Fee and asset management expense	359	1,019	1,534	2,151
Plus: General and administrative expense	15,734	15,246	30,524	29,468
Plus: Interest expense	29,022	24,084	53,564	47,728
Plus: Depreciation and amortization expense	157,734	99,586	270,872	192,727
Plus: Expense/(benefit) on deferred compensation plans	(14,678)	6,400	(22,175)	10,026
Less: Gain on sale of operating property	—	—	(36,372)	—
Less: Gain on acquisition of unconsolidated joint venture interests	(474,146)	—	(474,146)	—
Less: Equity in income of joint ventures	—	(2,198)	(3,048)	(4,112)
Plus: Income tax expense	886	460	1,476	812
Net operating income	$233,905	$173,552	$434,954	$340,188
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2022 as compared to the same periods in 2021:

($ in thousands)	Apartment Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2022	2022	2021	$	%	2022	2021	$	%
Property revenues:
Same store communities	46,548	$286,824	$255,805	$31,019	12.1%	$564,662	$505,869	$58,793	11.6%
Non-same store communities	11,379	69,370	11,836	57,534	*	96,950	21,491	75,459	*
Development and lease-up communities	2,340	3,039	416	2,623	*	5,297	447	4,850	*
Dispositions/Other	—	2,483	8,466	(5,983)	(70.7)	6,166	16,284	(10,118)	(62.1)
Total property revenues	60,267	$361,716	$276,523	$85,193	30.8%	$673,075	$544,091	$128,984	23.7%
Property expenses:
Same store communities	46,548	$99,209	$94,746	$4,463	4.7%	$195,769	$187,814	$7,955	4.2%
Non-same store communities	11,379	25,954	4,682	21,272	*	36,857	9,051	27,806	*
Development and lease-up communities	2,340	1,660	163	1,497	*	3,003	173	2,830	*
Dispositions/Other	—	988	3,380	(2,392)	(70.8)	2,492	6,865	(4,373)	(63.7)
Total property expenses	60,267	$127,811	$102,971	$24,840	24.1%	$238,121	$203,903	$34,218	16.8%
Property NOI:
Same store communities	46,548	$187,615	$161,059	$26,556	16.5%	$368,893	$318,055	$50,838	16.0%
Non-same store communities	11,379	43,416	7,154	36,262	*	60,093	12,440	47,653	*
Development and lease-up communities	2,340	1,379	253	1,126	*	2,294	274	2,020	*
Dispositions/Other	—	1,495	5,086	(3,591)	(70.6)	3,674	9,419	(5,745)	(61.0)
Total property NOI	60,267	$233,905	$173,552	$60,353	34.8%	$434,954	$340,188	$94,766	27.9%
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
Same Store Analysis
Same store property NOI increased approximately $26.6 million for the three months ended June 30, 2022 and increased approximately $50.8 million for the six months ended June 30, 2022, as compared to the same periods in 2021.
The $26.6 million increase in same store property NOI for the three months ended June 30, 2022 was primarily due to an increase of approximately $31.0 million in same store property revenues which was partially offset by an increase in property expenses of approximately $4.5 million, as compared to the same period in 2021.
The $31.0 million increase in same store property revenues during the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to a $29.0 million increase in rental revenues comprised of a 12.5% increase in average rental rates, higher other rental income, and higher reletting fees, net of uncollectible revenue. The increase was also due to an increase of approximately $1.3 million in income from our bulk internet and other utility rebilling programs and an increase of approximately $0.7 million related to fees and other income.
The $4.5 million increase in same store property expenses during the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to higher real estate taxes of approximately $1.9 million as a result of higher valuations at a number of our communities, partially offset by higher property tax refunds. The increase was also due to higher repairs and maintenance of $1.2 million, higher property insurance expense of approximately $0.7 million, and higher utilities and other property expenses of $0.2 million. Additionally, the increases were due to higher property general and administrative expenses of approximately $1.3 million primarily related to centralizing our workforce to manage certain responsibilities for all of our communities, partially offset by a decrease in salaries of approximately $0.8 million.
The $50.8 million increase in same store property NOI for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to an increase of approximately $58.8 million in same store property revenues which was partially offset by an increase of approximately $8.0 million in same store property expenses.
The $58.8 million increase in same store property revenues during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to a $54.9 million increase in rental revenues comprised of higher rental rates and other rental income, and higher reletting income, net of uncollectible revenue. The increase was also due to an increase of approximately $2.7 million from our bulk internet rebilling and other utility rebilling programs, and approximately $1.2 million in fees and other income.
The $8.0 million increase in same store property expenses during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to higher repairs and maintenance of $2.3 million, higher property insurance expense of approximately $2.1 million, and higher real estate taxes of approximately $1.2 million as a result of increased property valuations at a number of our communities, partially offset by higher tax refunds. The increase was also due to approximately $2.0 million higher property general and administrative expense, primarily due to our centralizing our workforce to manage certain responsibilities for all of our communities during the three months ended June 30, 2022.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $37.4 million and $49.7 million for the three and six months ended June 30, 2022 as compared to the same periods in 2021. These increases in Property NOI were comprised of increases from non-same store communities of approximately $36.3 million and $47.7 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 and increases from development and lease-up communities of approximately $1.1 million and $2.0 million, respectively, as compared to the same periods in 2021. The increases in property NOI from our non-same store communities were primarily due to our acquiring the Funds on April 1, 2022, and the acquisition of four operating properties in 2021. The increases were also due to four operating properties which reached stabilization in 2021 and 2022. The increases in property NOI from our development and lease-up communities were primarily due to two development communities under lease-up which completed construction during the three and six months ended June 30, 2022.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended June 30, 2022 as compared to 2021	For the six months ended June 30, 2022 as compared to 2021

Property Revenues:
Revenues from acquisitions	$52.7	$64.8
Revenues from non-same store stabilized properties	4.1	9.2
Revenues from development and lease-up properties	2.6	4.8
Other	0.8	1.5
	$60.2	$80.3
Property Expenses:
Expenses from acquisitions	$20.3	$25.3
Expenses from non-same store stabilized properties	0.9	2.4
Expenses from development and lease-up properties	1.5	2.8
Other	0.1	0.1
	$22.8	$30.6
Property NOI:
NOI from acquisitions	$32.4	$39.5
NOI from non-same store stabilized properties	3.2	6.8
NOI from development and lease-up properties	1.1	2.0
Other	0.7	1.4
	$37.4	$49.7

Dispositions/Other Property Analysis
Dispositions/Other property NOI decreased approximately $3.6 million and $5.7 million for the three and six months ended June 30, 2022 as compared to the same period in 2021. These decreases were primarily due to the disposition of three operating properties during the fourth quarter of 2021 and one operating property in Largo, Maryland in March 2022, partially offset by higher NOI from our retail communities as compared to the same periods in 2021.
Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Fee and asset management	$1,190	$2,263	$(1,073)	(47.4)%	$3,640	$4,469	$(829)	(18.6)%
Interest and other income	662	257	405	*	2,793	589	2,204	*
Income/(loss) on deferred compensation plans	(14,678)	6,400	(21,078)	*	(22,175)	10,026	(32,201)	*
Total non-property income/(loss)	$(12,826)	$8,920	$(21,746)	(243.8)%	$(15,742)	$15,084	$(30,826)	(204.4)%
*    Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects, decreased approximately $1.1 million and $0.8 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. These decreases were primarily due to our consolidating the Funds upon our acquisition on April 1, 2022, and no longer having any fee and asset management income. These decreases were partially offset by higher fees earned related to increases in third-party construction activity during the three and six months ended June 30, 2022 as compared to the same periods in 2021.
Interest and other income increased approximately $0.4 million and $2.2 million for the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021. The increase during the six months ended June 30, 2022 was primarily due to an earn-out received related to a technology joint venture sold in September 2020.
Our deferred compensation plans incurred a loss of approximately $14.7 million and $22.2 million during the three and six months ended June 30, 2022, respectively, as compared to recognizing income of approximately $6.4 million and $10.0 million during the three and six months ended June 30, 2021, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense/(benefit) related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Property management	$7,282	$6,436	$846	13.1%	$14,496	$12,560	$1,936	15.4%
Fee and asset management	359	1,019	(660)	(64.8)	1,534	2,151	(617)	(28.7)
General and administrative	15,734	15,246	488	3.2	30,524	29,468	1,056	3.6
Interest	29,022	24,084	4,938	20.5	53,564	47,728	5,836	12.2
Depreciation and amortization	157,734	99,586	58,148	58.4	270,872	192,727	78,145	40.5
Expense/(benefit) on deferred compensation plans	(14,678)	6,400	(21,078)	*	(22,175)	10,026	(32,201)	*
Total other expenses	$195,453	$152,771	$42,682	27.9%	$348,815	$294,660	$54,155	18.4%
*    Not a meaningful percentage.
    Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.8 million and $1.9 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. These increases were primarily related to higher salaries, benefits, and incentive compensation costs primarily due to higher regional salary related costs which were previously allocated to fee and asset management expense, and now recognized in property management expense upon our consolidating the Funds after our acquisition on April 1, 2022. The increases were also due to higher conference costs during the three and six months ended June 30, 2022 as compared to the same periods in 2021. Property management expenses were 2.0% and 2.2% of total property revenues for the three and six months ended June 30, 2022, respectively, and were 2.3% of total property revenues for each of the three and six months ended June 30, 2021.

Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party projects decreased approximately $0.7 million and $0.6 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. These decreases were primarily due to our consolidating the Funds upon our acquisition on April 1, 2022, and no longer having any fee and asset management expenses. These decreases were partially offset by higher expenses related to increases in third-party construction activities during the three and six months ended June 30, 2022 as compared to the same periods in 2021.
General and administrative expense increased by approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. Excluding income/(loss) on deferred compensation plans, general and administrative expenses were 4.3% and 5.5% of total revenues for the three months ended June 30, 2022 and 2021, respectively, and were 4.5% and 5.4% of total revenues for the six months ended June 30, 2022 and 2021, respectively.
Interest expense increased approximately $4.9 million and $5.8 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. These increases were primarily due to an increase in interest expense related to our assuming approximately $515 million of secured mortgage debt upon completion of the acquisition of the Funds on April 1, 2022. These increases were also due to higher interest expense recognized on our unsecured credit facility resulting from an increase in balances outstanding. The increases during the six months ended June 30, 2022 were also due to lower capitalized interest resulting from lower average balances in our development pipeline.
Depreciation and amortization expense increased approximately $58.1 million and $78.1 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. These increases were primarily due to higher depreciation and amortization of in-place leases related to our acquisition of the Funds on April 1, 2022, and the acquisition of two operating properties in June 2021, one operating property in August 2021, and one operating property in October 2021. These increases were also due to the completion of units in our development pipeline and the completion of repositions during 2021 and 2022, and were partially offset by lower depreciation expense related to the disposition of three operating properties during the fourth quarter of 2021 and one operating property during the first quarter of 2022.
Our deferred compensation plans recognized a benefit of approximately $14.7 million and $22.2 million for the three and six months ended June 30, 2022, respectively, and incurred expenses of $6.4 million and $10.0 million during the three and six months ended June 30, 2021, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income/(loss) related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2022	2021	$	%	2022	2021	$	%
Gain on sale of operating property	$—	$—	$—	—%	$36,372	$—	$36,372	100.0%
Gain on acquisition of unconsolidated joint venture interests	$474,146	$—	$474,146	100.0%	$474,146	$—	$474,146	100.0%
Equity in income of joint ventures	$—	$2,198	$(2,198)	(100.0)%	$3,048	$4,112	$(1,064)	(25.9)%
Income tax expense	$(886)	$(460)	$(426)	92.6%	$(1,476)	$(812)	$(664)	81.8%
The $36.4 million gain on sale during the six months ended June 30, 2022 was due to the disposition of one operating property located in Largo, Maryland.
On April 1, 2022, we acquired the remaining 68.7% ownership interest in the Funds. We had previously owned a 31.3% interest in each of these Funds and accounted for the joint ventures under the equity method. As a result of acquiring the remaining ownership interests, we consolidated the Funds and recorded a gain of approximately $474.1 million which represented the difference between the fair market value and the cost basis of our previously owned equity interests.
Equity in income of joint ventures decreased approximately $2.2 million and $1.1 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. These decreases were primarily due to our consolidating the Funds upon our acquisition on April 1, 2022. The decrease for the six months ended June 30, 2022 was partially offset by an increase in earnings during the first quarter of 2022 as compared to the same period in 2021 primarily related to higher revenues from the stabilized operating properties owned by the Funds.
Income tax expense increased approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. These increases were primarily due to higher state taxes due to our acquiring the Funds on April 1, 2022, higher franchise taxes, and higher taxable income due to higher third-party construction activities in a taxable REIT subsidiary.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Funds from operations
Net income attributable to common shareholders	$497,315	$30,179	$578,060	$61,526
Real estate depreciation and amortization	155,206	97,122	265,743	187,829
Adjustments for unconsolidated joint ventures	—	2,630	2,709	5,229
Gain on sale of operating property	—	—	(36,372)	—
Gain on acquisition of unconsolidated joint venture interests	(474,146)	—	(474,146)	—
Income allocated to non-controlling interests	1,571	1,260	4,427	2,386
Funds from operations	$179,946	$131,191	$340,421	$256,970

Less: recurring capitalized expenditures	(21,430)	(18,808)	(35,681)	(31,488)
Adjusted funds from operations	$158,516	$112,383	$304,740	$225,482

Weighted average shares – basic	108,106	100,701	106,729	100,127
Incremental shares issuable from assumed conversion of:
Common share options and awards granted	33	66	58	70
Common units	1,606	1,677	1,606	1,699
Weighted average shares – diluted	109,745	102,444	108,393	101,896

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 7.3 and 6.4 for the three months ended June 30, 2022 and 2021, respectively, and 7.4 and 6.3 for the six months ended June 30, 2022 and 2021. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 83.7% and 100% of our properties were unencumbered as of June 30, 2022 and 2021, respectively. Our weighted average maturity of debt was approximately 6.6 years at June 30, 2022.
Our primary sources of liquidity are cash and cash equivalents, and cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:
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
Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2022 and 2021:

Net cash from operating activities was approximately $330.6 million during the six months ended June 30, 2022 as compared to approximately $243.7 million for the same period in 2021. The increase was primarily due to the increase in cash from property operations due to our acquiring the Funds, and the growth attributable to our same store, non-same store and development and lease-up communities. See further discussion of our 2022 operations as compared to 2021 in "Results of Operations."

Net cash used in investing activities during the six months ended June 30, 2022 totaled approximately $1.3 billion as compared to $482.9 million during the same period in 2021. Cash outflows during the six months ended June 30, 2022 primarily related to the acquisition of the Funds for cash consideration of approximately $1.1 billion, and amounts paid for property development and capital improvements of approximately $251.0 million. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $70.5 million. Cash outflows during the six months ended June 30, 2021 primarily related to the acquisition of two operating properties for approximately $289.4 million, and cash outflows for property development and capital improvements of approximately $188.2 million. The increase in property development and capital improvements for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the acquisition of four development properties, as well as higher reposition and capital expenditures, partially offset by the timing and completion of four consolidated operating properties in 2021 and 2022. The property development and capital improvements during the six months ended June 30, 2022 and 2021, included the following:

	Six Months Ended June 30,
(in millions)	2022	2021
Expenditures for new development, including land	$165.1	$114.6
Capital expenditures	44.0	40.3
Reposition expenditures	25.1	16.8
Direct real estate taxes and capitalized interest and other indirect costs	16.8	16.5
Total	$251.0	$188.2

Net cash from financing activities totaled approximately $383.5 million for the six months ended June 30, 2022 as compared to $194.0 million during the same period in 2021. Cash inflows during the six months ended June 30, 2022 primarily related to net proceeds of $516.8 million from the issuance of approximately 2.9 million common shares from our equity offering and approximately 0.2 million common shares from our ATM programs, and net proceeds of $50.0 million of borrowings from our unsecured line of credit. These cash inflows during 2022 were partially offset by $189.6 million used for distributions to common shareholders and non-controlling interest holders. Cash inflows during the six months ended June 30, 2021 primarily related to net proceeds of $358.8 million from the issuance of approximately 2.9 million common shares from our 2020 ATM program. These cash inflows during 2021 were partially offset by $168.4 million used for distributions to common shareholders and non-controlling interest holders.

Financial Flexibility

We have a $900 million unsecured credit facility which matures in March 2023, with two options to further extend the facility at our election for two additional six-month periods and may be expanded three times by up to an additional $500 million upon the satisfaction of certain conditions. The interest rate on our unsecured credit facility is based upon LIBOR plus a margin which is subject to change as our credit ratings change. Advances under our credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $450 million or the remaining amount available under our credit facility. Our credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2022 and through the date of this filing.
Our unsecured credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our credit facility, it does reduce the amount available. At June 30, 2022, we had $50 million of borrowings outstanding on our credit facility and we had outstanding letters of credit totaling approximately $14.3 million, leaving approximately $835.7 million available under our unsecured credit facility.
In May 2022, we created an ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2022 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured line of credit, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we have not entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under this ATM program.
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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $634.6 million which represents approximately 17.0% of our total outstanding debt, and includes amortization of debt discounts, and debt issuance costs. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
As of June 30, 2022, we estimated the additional cost to complete the construction of five properties to be approximately $247.7 million. Of this amount, we expect to incur costs between approximately $75 million and $95 million during the remainder of 2022 and to incur the remaining costs during 2023 through 2025. Additionally, we expect to incur costs between approximately $55 million and $65 million related to the start of new development activities, between approximately $42 million and $46 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $52 million and $56 million of additional recurring capital expenditures.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash and cash equivalents, cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages. We continue to evaluate our portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2022, our Board of Trust Managers declared a quarterly dividend of $0.94 per common share to our common shareholders of record as of June 30, 2022. The quarterly dividend was subsequently paid on July 15, 2022, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2022, our annualized dividend rate would be $3.76 per share or unit.
Off-Balance Sheet Arrangements
As of June 30, 2022, we had no outstanding guarantees or other off-balance sheet arrangements.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended June 30, 2022.

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

10.1	Underwriting Agreement, dated April 7, 2022, between Camden Property Trust, on one hand, and BofA Securities, Inc. and Wells Fargo Securities, LLC, on the other hand (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on April 12, 2022 (File No. 1-12110))

10.2	Form of Distribution Agency Agreement, dated May 13, 2022, among Camden Property Trust, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 1.1. to the Company's current Report on Form 8-K filed on May 16, 2022 (File No. 1-12110))

10.3	Form of Distribution Agency Agreement, dated May 13, 2022, among Camden Property Trust, Scotia Capital (USA) Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 1.2 to the Company's current Report on Form 8-K filed on May 16, 2022 (File No. 1-12110))

10.4	Form of Distribution Agency Agreement, dated May 13, 2022, among Camden Property Trust, Truist Securities, Inc. and Truist Bank (incorporated by reference to Exhibit 1.3 to the Company's current Report on Form 8-K filed on May 16, 2022 (File No. 1-12110))

10.5	Form of Distribution Agency Agreement, dated May 13, 2022, among Camden Property Trust, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.4 to the Company's current Report on Form 8-K filed on May 16, 2022 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 29, 2022

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 29, 2022

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	July 29, 2022
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer