Form 10-K
period 2022-12-31
CAMDEN PROPERTY TRUST
filed 2023-02-23
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $14,281,101,986 based on a June 30, 2022 share price of $134.48.
On February 16, 2023, 106,700,488 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 12, 2023 are incorporated by reference in Part III.

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
Narrative Description of Business
As of December 31, 2022, we owned interests in, operated, or were developing 178 multifamily properties comprised of 60,652 apartment homes across the United States. Of the 178 properties, six properties were under construction and will consist of a total of 1,950 apartment homes when completed. We also own land holdings which we may develop into communities in the future.
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
We try to maximize capital appreciation of our properties by investing in markets characterized by conditions favorable to multifamily property appreciation. These markets generally feature the following:

•Strong economic growth leading to household formation and job growth, which in turn should support higher demand for our apartments; and,
•An attractive quality of life, which may lead to higher demand and retention for our apartments and allow us to more readily grow revenue.
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
Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction, and retain residents, thereby increasing our operating revenues and reducing our operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing agents, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high-quality services to our residents and we strive to motivate our on-site employees through incentive compensation arrangements based upon property operational results.
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
A Great Place to Work. In addition to our core values, we are committed to creating a work environment which fosters the well-being, health and happiness of all associates. We believe our team members are given meaningful opportunities to provide feedback and effect change. We are proud of our culture and the recognition we have received as a great place to work, including being named on the list as one of the 100 Best Companies to Work For® by FORTUNE magazine for 15 consecutive years, most recently ranking #26.
Compensation and Benefits. We provide high-quality health benefits and compensation to competitively compensate all employees for their contributions to Camden. We have formal programs intended to positively impact team members such as healthcare, rent discounts, education allowances, and scholarships for children of our employees.
Training and Development. Our mission, vision and values are also incorporated into our employee training and development programs. One of our most cherished mantras is “Never Stop Learning.” We encourage team members to discover their strengths and cultivate new interests, and offer tuition assistance to team members working to earn industry designations from various organizations. We also support team members who continue their education at an accredited educational institution through our Education Assistance Program. In addition to these programs, we also help employees improve their personal and professional lives through training, coaching and mentoring. CamdenU, our in-house learning center, is available to all employees and offers courses in subjects such as leadership, management, fair housing and compliance, and health and safety training. In addition to formal training, Camden’s mentoring program supports its newest employees by pairing them with experienced employees to facilitate their on-boarding process and immerse them in Camden’s culture.
Diversity, Equity, and Inclusion. We believe a great workplace fosters an environment where all employees can thrive and grow, and where differences are both encouraged and celebrated. Each Camden team member brings unique skills, experiences and perspectives to Camden, and we continue to promote and encourage diversity, equity and inclusion throughout our organization. Our commitment is to promote a diverse organization which is reflective of our residents and communities. We believe these efforts are socially responsible, foundational to Camden’s success, and essential to delivering on our goal to improve the lives of our team members, customers and shareholders, one experience at a time.
At December 31, 2022, we had approximately 1,650 employees including executive, community, and administrative personnel. Camden embraces all team members as full and valued members of the organization.
Qualification as a Real Estate Investment Trust
As of December 31, 2022, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, with the exception of our taxable REIT subsidiaries, we will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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
•increased operating costs, if these costs cannot be passed through to our residents; and
•risks associated with a pandemic.
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
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land and may in the future acquire additional land in our development pipeline at a cost we may not be able to fully recover or at a cost which may preclude us from developing a profitable multifamily community. If there are subsequent changes in the fair market value of our land holdings and the resulting value is less than the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income.
Risks Associated with Our Operations
Development, repositions, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, reposition, redevelop, and construct multifamily apartment communities for our portfolio. In 2023, we expect to incur costs between approximately $190 million and $200 million related to the construction of six consolidated projects. Additionally, during 2023, we expect to incur costs between approximately $85 million and $105 million related to the start of new development activities, between approximately $93 million and $97 million related to repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $96 million and $100 million of additional recurring capital expenditures. Our development, reposition, redevelopment and other construction activities may also be exposed to a number of risks which may delay timely completion, increase our construction costs and/or decrease our profitability, including the following:

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
One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered into between it and third parties. The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project, and assumes the risk when these estimates are greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict these factors. The time and costs necessary to complete a project may be affected by a variety of factors including, but not limited to, those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild non-conforming work. Further, trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statute of repose in the applicable jurisdictions.

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
Certain states and local municipalities have adopted rent control or rent stabilization laws and regulations, imposing restrictions on amounts of rent increases which may be charged. There are a number of additional states and local municipalities in which we operate also considering or being urged by advocacy groups to consider imposing rent control or rent stabilization laws and regulations. Such laws and regulations could limit our ability to enforce contractual rental obligations, increase rents, charge certain fees, evict residents, or recover increases in our operating expenses and could make it more difficult to dispose of properties in certain circumstances. The terms of laws and regulations recently enacted, future laws and regulations which may be enacted, as well as any lawsuits against us arising from such issues, could have a significant adverse impact on our results of operations and could reduce the value of our operating properties.
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
As of December 31, 2022, we had outstanding debt of approximately $3.7 billion. This indebtedness could have adverse consequences including but not limited to, the following:
•our vulnerability to general adverse economic and industry conditions is increased; and
•our flexibility in planning for, or reacting to, changes in business and industry conditions is limited.
The notes related to our properties subject to secured debt, our unsecured credit facility, and the indenture under which our unsecured debt was issued contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date which could adversely affect our liquidity and increase our financing costs.
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
We have secured notes with varying interest rates dependent upon various market indexes. In addition, we have an unsecured credit facility bearing interest at variable rates on all amounts drawn. We may incur other additional variable rate debt in the future. Increases in interest rates would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow, net income, and cash available for payment of our debt obligations and distributions to shareholders.
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
Fitch, Moody's, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, on our senior unsecured debt as of December 31, 2022. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
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
General Risk Factors
Environmental, Social and Governance factors may impose additional costs and/or expose us to new risks
Certain investors, customers, regulators and other stakeholders have focused more on corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Additionally, there is increased attention on these matters by various regulatory authorities, including the SEC, and the expense and activities necessary to comply with new regulations or standards may be significant. Third-party providers of corporate responsibility ratings and reports on companies have also increased in number, resulting in varied, and in some cases, inconsistent standards. Some investors use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to ESG are inadequate.
The regulations and criteria for assessing corporate responsibility practices are evolving, which could result in our undertaking costly initiatives and activities to meet any new regulations or criteria. Additionally, if we are unable to or elect not to satisfy any new regulation or criteria, or do not meet the criteria of a specific third-party provider, some investors may conclude our policies with respect to ESG are inadequate, and we may face reputational damage.
We have communicated certain initiatives and goals regarding ESG matters in our 2021-2022 Corporate Responsibility Report on our website, and we may communicate revised or additional initiatives or goals in the future. We could be unsuccessful or perceived to be unsuccessful in the achievement of our ESG initiatives or goals, or we could be criticized for the scope of our initiatives or goals. If we fail to meet the expectations of investors, customers, regulators, and other stakeholders; our initiatives are not executed as planned; or we do not achieve our goals, our reputation and financial results could be adversely impacted.
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
A pandemic and measures intended to prevent its spread could negatively impact our business.
The impact of a new pandemic outbreak and measures to prevent its spread could negatively impact our businesses in a number of ways, including our residents’ ability or willingness to pay rents and the demand for multifamily communities within the markets we operate. Additionally, local and national authorities could continue to expand and extend certain measures imposing restrictions on our ability to enforce contractual rental obligations upon our residents and tenants. An ongoing pandemic could continue to cause severe economic, market and other disruptions worldwide. In addition, the deterioration of economic conditions as a result of a pandemic could ultimately decrease occupancy levels and market rents across our portfolio as residents reduce or defer their spending.
Damage from catastrophic weather and other natural events could result in losses.
A certain number of our properties are located in areas which have experienced and may in the future experience catastrophic weather and other natural events from time to time, including fires, snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding, or other environmental events. These adverse weather or natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, anticipated future revenue from the property, and could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business, financial condition and results of operations.

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
Operating Properties
The 172 operating properties in which we owned interests and operated at December 31, 2022 averaged 960 square feet of living area per apartment home. For the year ended December 31, 2022, no single operating property accounted for greater than 1.4% of our total revenues. Our stabilized operating properties had a weighted average occupancy rate of approximately 96% and 97% for the years ended December 31, 2022 and 2021, respectively, an average monthly rental rate per apartment home of $1,881 and $1,671 for the same periods, respectively and our average resident lease terms are approximately fourteen months. At December 31, 2022, 154 of our operating properties had over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2018-2022	15
2013-2017	30
2008-2012	31
2003-2007	26
1998-2002	39
Prior to 1998	31

Property Table
The following table sets forth information with respect to our 172 operating properties at December 31, 2022:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2022 Average Occupancy (1)	2022 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Chandler	2016	1,146	380	95.8%	$1,923
Camden Copper Square	2000	786	332	94.3	1,588
Camden Foothills	2014	1,032	220	96.3	2,123
Camden Legacy	1996	1,067	428	95.8	1,948
Camden Montierra	1999	1,071	249	96.0	1,878
Camden North End I	2019	921	441	94.8	1,995
Camden North End II	2021	885	343	94.6	1,983
Camden Old Town Scottsdale	2016	892	316	96.3	2,222
Camden Pecos Ranch	2001	949	272	94.6	1,619
Camden San Marcos	1995	984	320	95.8	1,767
Camden San Paloma	1993/1994	1,042	324	95.7	1,873
Camden Sotelo	2008/2012	1,303	170	96.2	1,985
Camden Tempe	2015	1,043	234	95.1	1,979
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	97.6	2,474
Camden Glendale	2015	893	307	98.1	2,624
Camden Harbor View	2004	981	547	97.1	2,859
Camden Main and Jamboree	2008	1,011	290	95.6	2,396
Camden Martinique	1986	795	714	97.2	2,150
Camden Sea Palms	1990	891	138	98.3	2,432
The Camden	2016	767	287	96.8	3,132
San Diego/Inland Empire
Camden Hillcrest (3)	2021	1,223	132	94.7	3,730
Camden Landmark	2006	982	469	96.3	2,047
Camden Old Creek	2007	1,037	350	98.4	2,624
Camden Sierra at Otay Ranch	2003	962	422	97.5	2,485
Camden Tuscany	2003	895	160	97.7	2,923
Camden Vineyards	2002	1,053	264	96.8	2,219
COLORADO
Denver
Camden Belleview Station	2009	888	270	96.2	1,781
Camden Caley	2000	921	218	97.0	1,773
Camden Denver West	1997	1,015	320	95.9	2,130
Camden Flatirons	2015	960	424	96.2	1,911
Camden Highlands Ridge	1996	1,149	342	97.0	2,128
Camden Interlocken	1999	1,002	340	96.7	1,960
Camden Lakeway	1997	929	459	96.5	1,890

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2022 Average Occupancy (1)	2022 Average Monthly Rental Rate per Apartment (2)
Camden Lincoln Station	2017	844	267	96.8%	$1,802
Camden RiNo	2020	828	233	96.4	2,107
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	97.2	1,988
Camden College Park	2008	942	509	95.3	1,805
Camden Dulles Station	2009	977	382	97.4	2,080
Camden Fair Lakes	1999	1,056	530	97.3	2,103
Camden Fairfax Corner	2006	934	489	97.5	2,129
Camden Fallsgrove	2004	996	268	96.3	2,020
Camden Grand Parc	2002	672	105	96.4	2,559
Camden Lansdowne	2002	1,006	690	97.2	1,970
Camden Monument Place	2007	856	368	97.8	1,871
Camden NoMa	2014	769	321	96.1	2,192
Camden NoMa II	2017	759	405	96.2	2,281
Camden Potomac Yard	2008	832	378	96.2	2,201
Camden Roosevelt	2003	856	198	97.6	2,940
Camden Shady Grove	2018	877	457	97.5	1,902
Camden Silo Creek	2004	975	284	97.4	1,949
Camden South Capitol (4)	2013	821	281	95.4	2,413
Camden Washingtonian	2018	870	365	97.1	1,943
FLORIDA
Southeast Florida
Camden Atlantic (5)	2022	919	269	Lease-up	2,389
Camden Aventura	1995	1,108	379	96.8	2,494
Camden Boca Raton	2014	843	261	96.6	2,479
Camden Brickell	2003	937	405	97.0	2,617
Camden Doral	1999	1,120	260	98.4	2,308
Camden Doral Villas	2000	1,253	232	98.2	2,601
Camden Las Olas	2004	1,043	420	97.0	2,604
Camden Plantation	1997	1,201	502	96.1	2,137
Camden Portofino	1995	1,112	322	97.3	2,204
Orlando
Camden Hunter’s Creek	2000	1,075	270	98.5	1,715
Camden Lago Vista	2005	955	366	97.8	1,621
Camden Lake Eola (3)	2021	944	360	96.0	2,153
Camden LaVina	2012	969	420	96.6	1,666
Camden Lee Vista	2000	937	492	97.0	1,690
Camden North Quarter	2016	806	333	97.6	1,723
Camden Orange Court	2008	817	268	95.9	1,584
Camden Thornton Park	2016	920	299	97.1	2,007
Camden Town Square	2012	983	438	97.5	1,687
Camden Waterford Lakes (4)	2014	971	300	97.8	1,912
Camden World Gateway	2000	979	408	98.2	1,669

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2022 Average Occupancy (1)	2022 Average Monthly Rental Rate per Apartment (2)
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	97.9%	$1,716
Camden Central	2019	942	368	97.5	3,245
Camden Montague	2012	972	192	98.3	1,707
Camden Pier District	2016	989	358	97.8	3,201
Camden Preserve	1996	942	276	96.9	1,900
Camden Royal Palms	2006	1,017	352	96.8	1,662
Camden Visconti (4)	2007	1,125	450	96.6	2,081
Camden Westchase Park	2012	992	348	97.0	1,846
GEORGIA
Atlanta
Camden Brookwood	2002	916	359	96.8	1,700
Camden Buckhead (3)	2022	1,087	366	94.2	2,645
Camden Buckhead Square	2015	827	250	96.9	1,801
Camden Creekstone	2002	990	223	97.3	1,662
Camden Deerfield	2000	1,187	292	87.6	1,791
Camden Dunwoody	1997	1,007	324	96.6	1,658
Camden Fourth Ward	2014	844	276	97.7	1,985
Camden Midtown Atlanta	2001	935	296	96.7	1,738
Camden Paces	2015	1,408	379	96.7	2,866
Camden Peachtree City	2001	1,027	399	95.7	1,690
Camden Phipps (4)	1996	1,010	234	95.4	1,869
Camden Shiloh	1999/2002	1,143	232	97.7	1,631
Camden St. Clair	1997	999	336	96.7	1,649
Camden Stockbridge	2003	1,009	304	97.2	1,526
Camden Vantage	2010	901	592	94.7	1,708
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,048	400	96.7	1,562
Camden Cotton Mills	2002	905	180	96.7	1,669
Camden Dilworth	2006	857	145	96.2	1,723
Camden Fairview	1983	1,036	135	93.7	1,426
Camden Foxcroft	1979	940	156	96.6	1,301
Camden Foxcroft II	1985	874	100	95.9	1,432
Camden Gallery	2017	743	323	96.2	1,850
Camden Grandview	2000	1,059	266	98.0	1,985
Camden Grandview II	2019	2,241	28	95.1	3,846
Camden Sedgebrook	1999	972	368	95.6	1,427
Camden South End	2003	878	299	97.3	1,747
Camden Southline (4)	2015	831	266	96.4	1,949
Camden Stonecrest	2001	1,098	306	96.5	1,601
Camden Touchstone	1986	899	132	97.0	1,334

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2022 Average Occupancy (1)	2022 Average Monthly Rental Rate per Apartment (2)
Raleigh
Camden Asbury Village (4)	2009	1,009	350	96.6%	$1,594
Camden Carolinian	2017	1,118	186	94.8	2,263
Camden Crest	2001	1,012	442	96.5	1,374
Camden Governor’s Village	1999	1,046	242	96.6	1,446
Camden Lake Pine	1999	1,066	446	97.0	1,488
Camden Manor Park	2006	966	484	96.2	1,476
Camden Overlook	2001	1,060	322	96.8	1,549
Camden Reunion Park	2000/2004	972	420	96.5	1,360
Camden Westwood	1999	1,022	360	94.0	1,424
TENNESSEE
Nashville
Camden Franklin Park	2018	967	328	97.0	1,876
Camden Music Row	2016	903	430	96.6	2,378
TEXAS
Austin
Camden Amber Oaks (4)	2009	862	348	96.9	1,550
Camden Amber Oaks II (4)	2012	910	244	96.2	1,675
Camden Brushy Creek (4)	2008	882	272	97.1	1,600
Camden Cedar Hills	2008	911	208	97.6	1,621
Camden Gaines Ranch	1997	955	390	96.3	1,801
Camden Huntingdon	1995	903	398	95.5	1,482
Camden La Frontera	2015	901	300	97.0	1,533
Camden Lamar Heights	2015	838	314	96.8	1,734
Camden Rainey Street	2016	873	326	95.0	2,412
Camden Shadow Brook (4)	2009	909	496	96.5	1,608
Camden Stoneleigh	2001	908	390	97.3	1,610
Dallas/Fort Worth
Camden Addison	1996	942	456	96.2	1,507
Camden Belmont	2010/2012	946	477	96.7	1,705
Camden Buckingham	1997	919	464	96.5	1,489
Camden Centreport	1997	912	268	96.9	1,436
Camden Cimarron	1992	772	286	96.8	1,480
Camden Design District (4)	2009	939	355	97.1	1,672
Camden Farmers Market	2001/2005	932	904	95.8	1,559
Camden Greenville	2017/2018	1,028	558	95.6	1,957
Camden Henderson	2012	966	106	98.3	1,775
Camden Legacy Creek	1995	831	240	97.4	1,580
Camden Legacy Park	1996	870	276	96.5	1,576
Camden Panther Creek (4)	2009	946	295	97.3	1,780
Camden Riverwalk (4)	2008	989	600	97.0	1,840
Camden Valley Park	1986	743	516	97.2	1,310
Camden Victory Park	2016	861	423	96.8	1,919

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2022 Average Occupancy (1)	2022 Average Monthly Rental Rate per Apartment (2)
Houston
Camden City Centre	2007	932	379	95.5%	$1,532
Camden City Centre II	2013	869	268	95.6	1,512
Camden Cypress Creek (4)	2009	993	310	96.2	1,531
Camden Cypress Creek II (4)	2020	950	234	95.3	1,518
Camden Downs at Cinco Ranch (4)	2004	1,075	318	96.4	1,542
Camden Downtown	2020	1,052	271	92.3	2,573
Camden Grand Harbor (4)	2008	959	300	97.1	1,412
Camden Greenway	1999	861	756	96.8	1,443
Camden Heights (4)	2004	927	352	96.0	1,625
Camden Highland Village	2014/2015	1,172	552	94.9	2,280
Camden Holly Springs	1999	934	548	96.0	1,378
Camden McGowen Station	2018	1,004	315	94.7	2,060
Camden Midtown	1999	844	337	94.5	1,530
Camden Northpointe (4)	2008	940	384	96.7	1,386
Camden Plaza	2007	915	271	96.6	1,645
Camden Post Oak	2003	1,200	356	94.9	2,489
Camden Royal Oaks	2006	923	236	96.4	1,439
Camden Royal Oaks II	2012	1,054	104	95.5	1,671
Camden Spring Creek (4)	2004	1,080	304	94.6	1,445
Camden Stonebridge	1993	845	204	96.7	1,222
Camden Sugar Grove	1997	921	380	97.3	1,351
Camden Travis Street	2010	819	253	95.9	1,498
Camden Vanderbilt	1996/1997	863	894	95.0	1,481
Camden Whispering Oaks	2008	936	274	97.0	1,390
Camden Woodson Park (4)	2008	916	248	95.9	1,331
Camden Yorktown (4)	2008	995	306	95.7	1,384
(1)Represents the average physical occupancy for the year except as noted.
(2)The average monthly rental rate per apartment incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.
(3)Development property stabilized during 2022 - the average occupancy was calculated from the date at which the occupancy exceeded 90% through December 31, 2022.
(4)Property formerly owned through an unconsolidated joint venture in which we owned a 31.3% interest. We acquired the remaining 68.7% ownership interest on April 1, 2022 from an unaffiliated third-party.
(5)Property under lease-up at December 31, 2022.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CPT." As of February 16, 2023, there were approximately 281 shareholders of record. This number does not include the beneficial owners of our shares which are held by banks, brokers and other financial institutions.
In the first quarter of 2023, the Company's Board of Trust Managers declared a first quarter dividend of $1.00 per common share to our common shareholders of record as of March 31, 2023. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors, including the Company's past performance and future prospects, which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2023, our annualized dividend rate for 2023 would be $4.00.
The following graph assumes the investment of $100 on December 31, 2017 and quarterly reinvestment of dividends.

Camden Property Trust
Total Return Performance
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
CPT
FTSE NAREIT Equity
S&P 500
Russell 2000

(Source: S&P Global Market Intelligence)

Index	2018	2019	2020	2021	2022
Camden Property Trust	$99.02	$122.99	$120.19	$220.16	$141.82
FTSE NAREIT Equity	95.38	120.17	110.56	158.36	119.77
S&P 500	95.62	125.72	148.85	191.58	156.88
Russell 2000	88.99	111.70	134.00	153.85	122.41

In May 2022, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from any sale of our common shares under the 2022 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
The 2022 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller and would expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). As of the date of this filing, we have not entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under this ATM program.
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
In June 2020, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $362.7 million (the "2020 ATM program"). In August 2021, we terminated the 2020 ATM program with an aggregate offering price of approximately $0.2 million remaining available for sale and, upon termination, no further common shares were available for sale.
See Part III, Item 12, for a description of securities authorized for issuance under our equity compensation plans.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions. As of December 31, 2020 and 2021, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million, and there were no repurchases during either year. In October 2022, our Board of Trust Managers approved an increase to the authorization for our common equity securities by approximately $230.5 million to a total of $500.0 million. There were no repurchases under this plan for the year ended December 31, 2022 or through the date of this filing.

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
Discussion of our year-to-date comparisons between 2022 and 2021 is presented below. Year-to-date comparisons between 2021 and 2020 can be found in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

•Environmental, Social and Governance factors may impose additional costs and/or expose us to new risks;
•Litigation risks could affect our business;
•A pandemic and measures intended to prevent its spread could negatively impact our business;
•Damage from catastrophic weather and other natural events could result in losses;
•Competition could adversely affect our ability to acquire properties; and
•We could be adversely impacted due to our share price fluctuations.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Executive Summary
We are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2022, we owned interests in, operated, or were developing 178 multifamily properties comprised of 60,652 apartment homes across the United States as detailed in the Property Portfolio table below. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
Our results for the year ended December 31, 2022, reflect an increase in same store revenues of approximately 11.2% as compared to the same period in 2021. The increase was primarily due to higher average rental rates which we believe was primarily attributable to improving job growth, favorable demographics with a higher propensity to rent versus buy, higher demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We currently believe the supply of multifamily homes will remain at manageable levels during 2023. However, if economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $653.6 million and $303.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase during the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to a $474.1 million gain recognized as a result of the remeasurement of our previously held 31.3% ownership interest in two unconsolidated investment funds (collectively, the "Funds") upon our acquiring the remaining ownership interests in these Funds on April 1, 2022, and an increase in property operations. See further discussion of our 2022 operations as compared to 2021 in "Results of Operations," below. The increase was partially offset by recognizing a higher gain on sale of two operating properties in 2021 of $174.4 million as compared to a $36.4 million gain on sale of one operating property in 2022. The increase was also partially offset by higher depreciation expense and amortization of in-place leases in 2022 related to the consolidation of 22 properties upon acquiring the remaining ownership interests in the Funds in 2022, and the acquisition of four operating properties in 2021.
Construction Activity
At December 31, 2022, we had a total of six projects under construction to be comprised of 1,950 apartment homes. Initial occupancies of these six projects are currently scheduled to occur within the next 18 months. We estimate the additional cost to complete the construction of the six projects to be approximately $306.7 million.
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
Land: During the year ended December 31, 2022, we acquired for future development purposes two parcels of land totaling approximately 42.6 acres in Charlotte, North Carolina for an aggregate cost of approximately $32.7 million;

approximately 3.8 acres of land in Nashville, Tennessee for approximately $30.5 million; and approximately 15.9 acres of land in Richmond, Texas for approximately $7.8 million.
Dispositions
Operating Properties: During the year ended December 31, 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million.
Other
In April 2022, we issued 2.9 million common shares in a public equity offering and received approximately $490.3 million in net proceeds, which we used to reduce borrowings under our unsecured revolving credit facility.
In 2022, we issued approximately 0.2 million common shares under our then current at-the-market ("ATM") programs and received approximately $26.2 million in net proceeds. As of the date of this filing, we had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our current 2022 ATM program.
In August 2022, we amended and restated our existing credit facility to (i) add a $300 million unsecured term loan with a delayed draw feature with a maturity date of August 2024 (which may be extended at our option to August 2025), (ii) increase our existing unsecured revolving credit facility from $900 million to $1.2 billion, which may be expanded at our option up to three times and up to an additional $500 million upon satisfaction of certain conditions, (iii) amend the maturity date from March 2023 to August 2026, which may be extended at our option for two additional consecutive six-month periods, and (iv) change the interest rate from London Interbank Offered Rate ("LIBOR") plus a margin to Secured Overnight Financing Rate ("SOFR") plus a margin, subject to customary benchmark replacement provisions.
In September 2022, we extended the maturity date of our $40 million unsecured floating rate term loan with an unrelated third party from September 2022 to September 2024. Additionally, the interest rate on the term loan was changed from LIBOR plus a margin to SOFR plus a margin.
In October 2022, our Board of Trust Managers approved to increase the authorization for our share repurchase plan by approximately $230.5 million to a total of $500.0 million. There were no repurchases in 2022 or through the date of this filing, and the remaining dollar value of our common equity securities authorized to be repurchased under this program is $500.0 million.
In December 2022, we used the $300 million unsecured term loan and borrowings from our unsecured revolving credit facility to repay the principal amount of our 3.15% senior unsecured note payable, which matured on December 15, 2022, for a total of $350.0 million, plus accrued interest.
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
As of December 31, 2022, we had approximately $1.1 billion available under our $1.2 billion unsecured revolving credit facility. As of December 31, 2022 and through the date of this filing, we also had common shares having an aggregate offering price of up to $500.0 million remaining available for sale under our 2022 ATM program. We believe scheduled repayments of debt during the next 12 months are manageable at approximately $500.0 million which represents approximately 13.6% of our total outstanding debt, and excludes amortization of debt discounts and debt issuance costs. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2022		December 31, 2021
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,154	26	9,154	26
Dallas, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,437	18
Atlanta, Georgia	4,862	15	4,496	14
Phoenix, Arizona	4,029	13	4,029	13
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Raleigh, North Carolina	3,252	9	3,248	9
Charlotte, North Carolina	3,104	14	3,104	14
Tampa, Florida	3,104	8	3,104	8
Southeast Florida	3,050	9	2,781	8
Denver, Colorado	2,873	9	2,865	9
Los Angeles/Orange County, California	2,663	7	2,663	7
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,702	172	58,300	171

Properties Under Construction
Raleigh, North Carolina	789	2	354	1
Phoenix, Arizona	397	1	397	1
Charlotte, North Carolina	387	1	387	1
Houston, Texas	377	2	—	—
Southeast Florida	—	—	269	1
Atlanta, Georgia	—	—	366	1
Total Properties Under Construction	1,950	6	1,773	5
Total Properties	60,652	178	60,073	176

Less: Unconsolidated Joint Venture Properties (1)
Houston, Texas	—	—	2,756	9
Austin, Texas	—	—	1,360	4
Dallas, Texas	—	—	1,250	3
Tampa, Florida	—	—	450	1
Raleigh, North Carolina	—	—	350	1
Orlando, Florida	—	—	300	1
Washington, D.C. Metro	—	—	281	1
Charlotte, North Carolina	—	—	266	1
Atlanta, Georgia	—	—	234	1
Total Unconsolidated Joint Venture Properties	—	—	7,247	22
Total Properties Fully Consolidated	60,652	178	52,826	154
(1)In April 2022, we acquired the remaining 68.7% ownership interests of the Funds which owned these properties. After obtaining 100% of the ownership interests, we consolidated the Funds as of April 1, 2022. Refer to Note 7, "Acquisitions and Dispositions," in the Notes to Consolidated Financial Statements for further discussion of this transaction.

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2022, stabilization was achieved at three operating properties as follows:

Stabilized Properties and Locations	Number of Homes	Date of Construction Completion	Date of Stabilization
Operating Properties
Camden Buckhead
Atlanta, GA	366	2Q22	3Q22
Camden Hillcrest
San Diego, CA	132	4Q21	3Q22
Camden Lake Eola
Orlando, FL	360	3Q21	1Q22
Total	858
Completed Construction in Lease-Up
At December 31, 2022, we had one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Homes	Cost Incurred (1)	% Leased at 1/30/2023	Date of Construction Completion	Estimated Date of Stabilization
Operating Property
Camden Atlantic	269	$100.2	87%	4Q22	2Q23
Plantation, FL
(1)Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our consolidated balance sheet at December 31, 2022 included approximately $525.0 million related to properties under development and land. Of this amount, approximately $287.0 million related to our projects currently under construction. In addition, we had approximately $238.0 million primarily invested in land held for future development related to projects we currently expect to begin construction.
Communities Under Construction. At December 31, 2022, we had six properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Communities Under Construction
Camden Tempe II (1) Tempe, AZ	397	$115.0	$101.3	$34.1	3Q23	1Q25
Camden NoDa Charlotte, NC	387	108.0	95.6	95.5	4Q23	1Q25
Camden Durham Durham, NC	420	145.0	82.6	82.6	2Q24	4Q25
Camden Village District Raleigh, NC	369	138.0	41.0	41.0	2Q25	4Q26
Camden Woodmill Creek The Woodlands, TX	189	75.0	19.2	19.2	3Q24	4Q24
Camden Long Meadow Farms Richmond, TX	188	80.0	14.6	14.6	3Q24	4Q24
Total	1,950	$661.0	$354.3	$287.0
(1)Property in lease-up and was 50% leased at January 30, 2023.

    Development Pipeline Communities. At December 31, 2022, we had the following communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Blakeney	349	$120.0	$21.7
Charlotte, NC
Camden South Charlotte	420	135.0	24.8
Charlotte, NC
Camden Nations	393	175.0	33.3
Nashville, TN
Camden Baker	435	165.0	29.5
Denver, CO
Camden Highland Village II	300	100.0	9.7
Houston, TX
Camden Gulch	480	260.0	43.8
Nashville, TN
Camden Paces III	350	100.0	20.6
Atlanta, GA
Camden Arts District	354	150.0	41.1
Los Angeles, CA
Camden Downtown II	271	145.0	13.5
Houston, TX
Total	3,352	$1,350.0	$238.0
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted and estimates routinely require adjustment.

Geographic Diversification
    At December 31, 2022 and 2021, our real estate assets by various markets, excluding depreciation and investments in joint ventures, were as follows:

($ in thousands)	2022		2021
Houston, Texas	$1,878,221	14.5%	$1,121,502	10.7%
Washington, D.C. Metro	1,619,826	12.5	1,522,337	14.6
Dallas, Texas	1,076,941	8.3	699,052	6.7
Atlanta, Georgia	1,012,209	7.8	888,521	8.5
Phoenix, Arizona	872,695	6.8	817,450	7.8
Los Angeles/Orange County, California	810,109	6.3	792,872	7.6
Orlando, Florida	761,013	5.9	665,242	6.4
Southeast Florida	740,263	5.7	704,679	6.8
Tampa, Florida	711,552	5.5	557,875	5.3
Austin, Texas	691,830	5.4	363,181	3.5
Charlotte, North Carolina	690,767	5.4	493,337	4.7
Raleigh, North Carolina	618,157	4.8	457,687	4.4
Denver, Colorado	611,147	4.7	599,414	5.7
San Diego/Inland Empire, California	463,825	3.6	451,023	4.3
Nashville, Tennessee	357,318	2.8	314,895	3.0
Total	$12,915,873	100.0%	$10,449,067	100.0%
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

Reconciliations of net income to NOI for the year ended December 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
Net income	$661,508	$312,376
Less: Fee and asset management income	(5,188)	(10,532)
Less: Interest and other income	(3,019)	(1,223)
Less: (Income)/loss on deferred compensation plans	19,637	(14,369)
Plus: Property management expense	28,601	26,339
Plus: Fee and asset management expense	2,516	4,511
Plus: General and administrative expense	60,413	59,368
Plus: Interest expense	113,424	97,297
Plus: Depreciation and amortization expense	577,020	420,692
Plus: Expense/(benefit) on deferred compensation plans	(19,637)	14,369
Less: Gain on sale of operating properties, including land	(36,372)	(174,384)
Less: Gain on acquisition of unconsolidated joint venture interests	(474,146)	—
Less: Equity in income of joint ventures	(3,048)	(9,777)
Plus: Income tax expense	2,966	1,893
Net operating income	$924,675	$726,560
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the categories below for the year ended December 31, 2022 as compared to 2021:

	Number of Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2022	2022	2021	$	%
Property revenues:
Same store communities	46,151	$1,144,659	$1,029,585	$115,074	11.2%
Non-same store communities	12,282	264,784	82,553	182,231	220.7
Development and lease-up communities	2,219	2,173	—	2,173	*
Dispositions/other	—	11,140	31,447	(20,307)	(64.6)
Total property revenues	60,652	$1,422,756	$1,143,585	$279,171	24.4%
Property expenses:
Same store communities	46,151	$391,455	$372,600	$18,855	5.1%
Non-same store communities	12,282	100,163	31,512	68,651	217.9
Development and lease-up communities	2,219	918	(8)	926	*
Hurricane expenses	—	1,000	—	1,000	*
Dispositions/other	—	4,545	12,921	(8,376)	(64.8)
Total property expenses	60,652	$498,081	$417,025	$81,056	19.4%
Property NOI:
Same store communities	46,151	$753,204	$656,985	$96,219	14.6%
Non-same store communities	12,282	164,621	51,041	113,580	222.5
Development and lease-up communities	2,219	1,255	8	1,247	*
Hurricane expenses	—	(1,000)	—	(1,000)	*
Dispositions/other	—	6,595	18,526	(11,931)	(64.4)
Total property NOI	60,652	$924,675	$726,560	$198,115	27.3%
* Not a meaningful percentage.

(1)    Same store communities are communities we owned and were stabilized since January 1, 2021, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2021, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2021, excluding properties held for sale. Hurricane expenses include storm-related damages related to Hurricane Ian in September 2022. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses.
Same Store Analysis
Same store property NOI increased approximately $96.2 million for the year ended December 31, 2022 as compared to the same period in 2021. The increase was due to an increase of approximately $115.1 million in same store property revenues, partially offset by an increase of approximately $18.9 million in same store property expenses, for the year ended December 31, 2022, as compared to the same period in 2021.

The $115.1 million increase in same store property revenues for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to an increase of approximately $108.2 million in rental revenues comprised of a 12.4% increase in average rental rates and higher other rental income, partially offset by a decrease in reletting income, net of uncollectible revenue. The increase was also due to higher income from our utility and other rebilling programs of $5.1 million and higher fees and other income of $1.8 million.

The $18.9 million increase in same store property expenses for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to higher real estate taxes of $5.8 million as a result of increased property valuations, higher repairs and maintenance expenses of $5.0 million, higher property insurance of $4.4 million, and higher utilities and other property expenses of $3.0 million. The increase was also due to an increase of property general and administrative expense of $4.2 million, a portion of which was due to centralizing our workforce to manage certain responsibilities for all of our communities, partially offset by a decrease in salaries of $3.5 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased $114.8 million for the year ended December 31, 2022, as compared to the same period in 2021. The increase was due to higher property NOI from non-same store communities of approximately $113.6 million and higher property NOI from development and lease-up communities of approximately $1.2 million for the year ended December 31, 2022, as compared to the same period in 2021. The increase in property NOI from our non-same store communities was primarily due to our acquiring the remaining ownership interests in the Funds on April 1, 2022, and the acquisition of four operating properties during 2021. The increases were also due to three operating properties reaching stabilization during each of the years ended December 31, 2021 and December 31, 2022.
The following table details the changes, described above, relating to non-same store and development and lease-up NOI:

For the year ended December 31,
(in millions)	2022 compared to 2021
Property Revenues
Revenues from acquisitions	$155.9
Revenues from non-same store stabilized properties	21.6
Revenues from development and lease-up properties	2.2
Other	4.7
$184.4
Property Expenses
Expenses from acquisitions	$58.6
Expenses from non-same store stabilized properties	9.5
Expenses from development and lease-up properties	0.9
Other	0.6
$69.6

For the year ended December 31,
(in millions)	2022 compared to 2021
Property NOI
NOI from acquisitions	$97.3
NOI from non-same store stabilized properties	12.1
NOI from development and lease-up properties	1.3
Other	4.1
$114.8
Hurricane Expenses
Our communities impacted by Hurricane Ian in September 2022 incurred approximately $1.0 million of storm related expenses, with no related insurance recoveries for the year ended December 31, 2022.
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $11.9 million for the year ended December 31, 2022 as compared to the same period in 2021. The decrease was primarily due to the disposition of three operating properties during the fourth quarter of 2021 and one operating property in March 2022.
Non-Property Income

	Year Ended December 31,		Change
($ in thousands)	2022	2021	$	%
Fee and asset management	$5,188	$10,532	$(5,344)	(50.7)%
Interest and other income	3,019	1,223	1,796	146.9
Income/(loss) on deferred compensation plans	(19,637)	14,369	(34,006)	*
Total non-property income	$(11,430)	$26,124	$(37,554)	(143.8)%
*Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects decreased approximately $5.3 million for the year ended December 31, 2022 as compared to 2021. The decrease was primarily due to the consolidation of the Funds on April 1, 2022, and no longer earning the related fee and asset management income. The decrease was also due to lower fees earned related to a decrease in third-party construction activity during 2022 as compared to 2021.
Interest and other income increased approximately $1.8 million for the year ended December 31, 2022, as compared to 2021. The increase was primarily due to an earn-out received in 2022 related to a technology joint venture sold in September 2020.
Our deferred compensation plans incurred a loss of approximately $19.6 million in 2022 and recognized income of approximately $14.4 million in 2021. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense/(benefit) related to these plans, as discussed below.

Other Expenses

	Year Ended December 31,		Change
($ in thousands)	2022	2021	$	%
Property management	$28,601	$26,339	$2,262	8.6%
Fee and asset management	2,516	4,511	(1,995)	(44.2)
General and administrative	60,413	59,368	1,045	1.8
Interest	113,424	97,297	16,127	16.6
Depreciation and amortization	577,020	420,692	156,328	37.2
Expense/(benefit) on deferred compensation plans	(19,637)	14,369	(34,006)	*
Total other expenses	$762,337	$622,576	$139,761	22.4%
*Not a meaningful percentage.
Property management expenses, which primarily represent regional supervision and accounting costs related to property operations, increased approximately $2.3 million for the year ended December 31, 2022 as compared to 2021. The increase was primarily related to higher salary, benefits, and incentive compensation costs primarily due to higher regional salary related costs which were previously allocated to fee and asset management expense and now recognized in property management expense upon our consolidating the Funds after our acquisition on April 1, 2022. The increase in 2022 was also due to higher travel related expenses as compared to 2021. Property management expenses were 2.0% and 2.3% of total property revenues for the years ended December 31, 2022 and 2021, respectively.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party projects decreased approximately $2.0 million for the year ended December 31, 2022 as compared to 2021. The decrease was primarily due to our consolidating the Funds on April 1, 2022, and no longer incurring any related fee and asset management expenses.
General and administrative expenses increased approximately $1.0 million for the year ended December 31, 2022 as compared to 2021. Excluding deferred compensation plans, general and administrative expenses were 4.2% and 5.1% of total revenues for the years ended December 31, 2022 and 2021, respectively.
Interest expense increased approximately $16.1 million for the year ended December 31, 2022 as compared to 2021. The increase in interest expense was primarily related to our assuming approximately $515 million of secured mortgage debt upon completion of the acquisition of the remaining ownership interests in the Funds on April 1, 2022 with average interest rates of approximately 4.7% as of December 31, 2022. The increase was also due to higher interest expense recognized on our unsecured revolving credit facility resulting from an increase in average balances outstanding. The increase was partially offset by higher capitalized interest during 2022 resulting from higher average balances in our development pipeline as compared to 2021.
Depreciation and amortization expense increased approximately $156.3 million for the year ended December 31, 2022 as compared to 2021. The increase was primarily due to higher depreciation and amortization related to our acquisition of the remaining ownership interests in the Funds on April 1, 2022, and higher depreciation related to the acquisition of four operating properties during 2021. The increase was also due to the completion of units in our development pipeline and the completion of repositions during 2021 and 2022, and was partially offset by lower depreciation expense related to the disposition of three operating properties during the fourth quarter of 2021 and one operating property during the first quarter of 2022.
Our deferred compensation plans recognized a benefit of approximately $19.6 million in 2022 and incurred an expense of approximately $14.4 million in 2021. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income/(loss) related to these plans, as discussed in the Non-Property Income section above.

Other

	Year Ended December 31,		Change
(in thousands)	2022	2021	$
Gain on sale of operating properties, including land	$36,372	$174,384	$(138,012)
Gain on acquisition of unconsolidated joint venture interests	474,146	—	474,146
Equity in income of joint ventures	3,048	9,777	(6,729)
Income tax expense	(2,966)	(1,893)	(1,073)
The $36.4 million gain on sale for the year ended December 31, 2022 was due to the disposition of one operating property located in Largo, Maryland during the first quarter of 2022. The $174.4 million gain on sale for the year ended December 31, 2021 was due to the sale of two operating properties located in Houston, Texas and the sale of one operating property located in Laurel, Maryland during the fourth quarter of 2021.
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
Equity in income of joint ventures decreased approximately $6.7 million for the year ended December 31, 2022 as compared to 2021. The decrease was primarily due to our consolidating the Funds on April 1, 2022.
Income tax expense increased approximately $1.1 million for the year ended December 31, 2022 as compared to the same period in 2021. The increase was primarily due to higher state income taxes due to our acquiring the remaining ownership interests in the Funds on April 1, 2022, partially offset by a decrease in taxable income due to lower third-party construction activities in a taxable REIT subsidiary.
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
Reconciliations of net income attributable to common shareholders to FFO and AFFO for the years ended December 31, 2022 and 2021 are as follows:

($ in thousands)	2022	2021
Funds from operations
Net income attributable to common shareholders (1)	$653,613	$303,907
Real estate depreciation and amortization	565,913	410,767
Adjustments for unconsolidated joint ventures	2,709	10,591
Gain on sale of operating properties	(36,372)	(174,384)
Gain on acquisition of unconsolidated joint venture interests	(474,146)	—
Income allocated to non-controlling interests	7,895	8,469
Funds from operations	$719,612	$559,350

Less: recurring capitalized expenditures	(90,715)	(73,603)
Adjusted funds from operations	$628,897	$485,747

Weighted average shares – basic	107,605	101,999
Incremental shares issuable from assumed conversion of:
Share awards granted	50	87
Common units	1,606	1,661
Weighted average shares – diluted (2)	109,261	103,747
(1) Net income attributable to common shareholders for the year ended December 31, 2022 includes approximately $1.0 million of storm-related expenses related to Hurricane Ian.
(2) FFO diluted shares for the year ended December 31, 2022 includes approximately 2.2 million weighted average share impact related to an equity offering completed in April 2022, and includes approximately 2.3 million weighted average share impact related to activity from our ATM Programs for the year ended December 31, 2021.
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
Our interest expense coverage ratio, net of capitalized interest, was approximately 7.4 and 6.7 times for the years ended December 31, 2022 and 2021, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses after adding back depreciation, amortization, and interest expense. Approximately 83.9% and 100% of our properties were unencumbered at December 31, 2022 and 2021, respectively. Our weighted average maturity of debt was approximately 6.4 years at December 31, 2022.
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
•recurring capital expenditures;
•reposition expenditures;
•funding of property developments, redevelopments, and acquisitions; and
•the minimum dividend payments required to maintain our REIT qualification under the Code.
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
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2022 and 2021.
Net cash from operating activities was approximately $744.7 million during the year ended December 31, 2022 as compared to approximately $577.5 million during the year ended December 31, 2021. The increase was primarily due to the increase in cash from property operations due to our acquiring the remaining interests in the Funds, and the growth attributable to our same store, non-same store and development and lease-up communities. See further discussions of our 2022 operations as compared to 2021 in "Results of Operations."
Net cash used in investing activities during the year ended December 31, 2022 totaled approximately $1.5 billion as compared to $804.4 million during the year ended December 31, 2021. Cash outflows during 2022 primarily related to the acquisition of the Funds for cash consideration of approximately $1.1 billion, and amounts paid for property development and capital improvements of approximately $449.4 million. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $70.5 million. Cash outflows during 2021 primarily related to the acquisition of four operating properties for approximately $630.0 million, and amounts paid for property development and capital improvements of approximately $428.7 million. These outflows were partially offset by net proceeds from the sale of three operating properties of approximately $254.7 million. The increase in property development and capital improvements for 2022, as compared to the same period in 2021, was primarily due to higher capital expenditures, capitalized interest, real estate taxes and other capitalized indirect costs, partially offset by the timing and completion of five consolidated operating properties in 2022 and 2021. The property development and capital improvements during 2022 and 2021, included the following:

	December 31,
(in millions)	2022	2021
Expenditures for new development, including land	$253.0	$265.4
Capital expenditures	108.8	87.0
Reposition expenditures	53.0	47.6
Capitalized interest, real estate taxes, and other capitalized indirect costs	34.6	28.7
Total	$449.4	$428.7
Net cash from financing activities totaled approximately $109.9 million during the year ended December 31, 2022 as compared to approximately $421.4 million during the year ended December 31, 2021. Cash inflows during 2022 primarily related to net proceeds of $516.8 million from the issuance of approximately 2.9 million common shares from our equity offering and approximately 0.2 million common shares from our ATM programs, as well as net proceeds of approximately $300.0 million of borrowings under our unsecured term loan, and net proceeds of $42.0 million of borrowings from our unsecured revolving credit facility. These cash inflows were partially offset by approximately $396.8 million to pay distributions to common shareholders and non-controlling interest holders, and the repayment of $350.0 million senior unsecured notes in the fourth quarter of 2022. Cash inflows during 2021 primarily related to net proceeds of approximately $759.2 million from the issuance of approximately 5.4 million common shares from our ATM programs. These cash inflows were partially offset by approximately $343.0 million to pay distributions to common shareholders and non-controlling interest holders.
Financial Flexibility

In August 2022, we amended and restated our existing credit facility to among other things, add a $300 million unsecured term loan with a delayed draw feature that matures in August 2024 (which may be extended at the Company's option to August 2025), and increase the capacity of our existing unsecured revolving credit facility from $900 million to $1.2 billion which may be expanded, upon the satisfaction of certain conditions, by up to three times and $500 million in the aggregate by requesting increases to the revolving credit facility and term loan or requesting additional term loans. We also extended the maturity date of the revolving credit facility from March 2023 to August 2026, with two options to further extend the facility at our election for two additional consecutive six-month periods. The interest rates on our unsecured revolving credit facility and delayed term loan are based upon SOFR plus a margin which is subject to change as our credit ratings change. Advances under our revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our revolving credit facility. Our revolving credit facility and delayed term loan are subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2022 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available. At December 31, 2022, we had outstanding letters of credit totaling $14.2 million, approximately $1.1 billion available under our unsecured revolving credit facility, and approximately $300 million outstanding on our term loan.
In May 2022, we created an ATM share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from any sale of our common shares under the 2022 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing we have not entered into any forward sales agreements and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under this ATM program.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2022, we had approximately 106.5 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
We believe our ability to access the capital markets is enhanced by our senior unsecured debt ratings by Fitch, Moody's, and Standard and Poor's, which were A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, as of December 31, 2022. We believe our ability to access the capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured credit facility. We believe scheduled repayments of debt during the next 12 months are manageable at approximately $500.0 million which represents approximately 13.6% of our total outstanding debt, and excludes amortization of debt discounts and debt issuance costs. See Note 9, “Notes Payable,” in the notes to Consolidated Financial Statements for further discussion of scheduled maturities beyond 2023. Interest payments related to the debt discussed above and as further discussed in Note 9 will be approximately $111.1 million for the year ended December 31, 2023 and for the years ending 2024 through 2027 will be approximately $92.3 million, $80.3 million, $68.5 million and $67.8 million, respectively, and approximately $310.6 million in the aggregate thereafter.
We estimate the additional cost to complete the construction of the six consolidated projects to be approximately $306.7 million. Of this amount, we expect to incur costs between approximately $190 million and $200 million during 2023 and to incur the remaining costs during 2024. Additionally, we expect to incur costs between approximately $85 million and $105 million related to the start of new development activities, between approximately $93 million and $97 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $96 million and $100 million of additional recurring capital expenditures during 2023.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to reduce the amount of income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2022, we announced our Board of Trust Managers had declared a quarterly dividend of $0.94 per common share to our common shareholders of record as of December 16, 2022. This dividend was subsequently paid on January 17, 2023, and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2022 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $3.76 per share or unit for the year ended December 31, 2022.
In the first quarter of 2023, the Company's Board of Trust Managers declared a first quarter dividend of $1.00 per common share to our common shareholders of record as of March 31, 2023. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition and capital requirements, distribution requirements under the REIT provisions of the Code and other factors, including the Company's past performance and future prospects, which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2023, our annualized dividend rate for 2023 would be $4.00.
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
Valuation of Assets. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment indicators exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures, if any, and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2022, 2021, or 2020.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe the primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies, which includes (i) maintaining prudent levels of fixed and floating rate debt; and (ii) extending and sequencing the maturity dates of our debt where practicable. We also periodically use derivative financial instruments, primarily interest rate swaps with major financial institutions, to manage a portion of this risk. We do not utilize derivative financial instruments for trading or speculative purposes. The table below summarizes our debt as of December 31, 2022 and 2021:

($ in millions)	December 31, 2022					December 31, 2021
	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$3,114.0	$2,806.1	7.1	3.7%	84.6%	$3,130.5	$3,363.7	7.5	3.6%	98.7%
Variable rate debt	566.9	566.8	3.0	5.5%	15.4%	39.9	40.1	0.7	1.9%	1.3%
In order to manage interest rate exposure, we have previously utilized interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps, which are settled upon issuance of the related debt, are designated as cash flow hedges and the gains and/or losses are deferred in other comprehensive income and recognized as an adjustment to interest expense over the same period the hedged interest payments affect earnings. As of December 31, 2022, we had no hedges outstanding.
At December 31, 2022, we had approximately $42.0 million of borrowings outstanding under our unsecured revolving credit facility and did not have any amounts outstanding under our unsecured revolving credit facility at December 31, 2021. At December 31, 2022 and 2021, we had unsecured term loans outstanding of approximately $339.8 million and $39.9 million, respectively. At December 31, 2022 we also had secured variable rate notes outstanding of approximately $185.1 million and did not have any amounts outstanding at December 31, 2021. If interest rates on the variable rate debt listed in the table above would have been 100 basis points higher throughout 2022 and 2021, our annual interest costs would have increased by approximately $5.7 million and $0.4 million, respectively.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Holding other variables constant, if interest rates would have been 100 basis points higher as of December 31, 2022, the fair value of our fixed rate debt would have decreased by approximately $139.6 million.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
February 23, 2023

Item 9B. Other Information
None.
Item 9C. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2023 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2023.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2023 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2023 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2023 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2023.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 24, 2023 in connection with the Annual Meeting of Shareholders to be held on or about May 12, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Fifth Amended and Restated Bylaws of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on February 2, 2021

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.4 to Form 8-K filed on October 4, 2018

4.6	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.7	Form of Camden Property Trust 4.875% Note due 2023	Exhibit 4.5 to Form 8-K filed on June 3, 2011

4.8	Form of Camden Property Trust 4.250% Note due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.9	Form of Camden Property Trust 3.50% Note due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

4.10	Form of Camden Property Trust 4.100% Note due 2028	Exhibit 4.5 to Form 8-K filed on October 4, 2018

4.11	Form of Camden Property Trust 3.150% Note due 2029	Exhibit 4.5 to Form 8-K filed on June 17, 2019

4.12	Form of Camden Property Trust 3.350% Note due 2049	Exhibit 4.5 to Form 8-K filed on October 7, 2019

4.13	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.5 to Form 8-K filed on April 21, 2020

4.14	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.6 to Form 8-K filed on April 21, 2020

4.15	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.14 to Form 10-K/A filed on March 6, 2020

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.8	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.9	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.12	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.15	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.16	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.17	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.18	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.19	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.20	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.21	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.22	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.23	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.24	Camden Property Trust 2018 Employee Share Purchase Plan	Exhibit 99.2 to Form 8-K filed on May 17, 2018

10.25	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.27	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.28	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.29	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.30	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.31	Camden Property Trust 2018 Share Incentive Plan, effective as of May 17, 2018	Exhibit 99.1 to Form 8-K filed on May 17, 2018

10.32	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.33	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.34	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 10.35 to Form 10-K filed on February 15, 2019

10.35	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto	Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.36	Form of Tax, Asset and Income Support Agreement among Camden Property Trust, Camden Summit, Inc., Camden Summit Partnership, L.P. and each of the limited partners who has executed a signature page thereto	Exhibit 10.6 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.37	Agreement, dated as of September 14, 2018, among William F. Paulsen, the 2014 Amended and Restated William B. McGuire Junior Revocable Trust, David F. Tufaro, McGuire Family DE 2012 LP, William B. McGuire, Jr., Susanne H. McGuire, Camden Property Trust, Camden Summit, Inc. and Camden Summit Partnership, L.P.	Exhibit 99.1 to Form 8-K filed by Camden Property Trust on September 17, 2018 (File No. 1-12110)

10.38	Agreement, dated as of March 8, 2021 among William F. Paulsen, the 2014 Amended and Restated William B. McGuire Jr. Revocable Trust, 2012 DE CPT LLC, WBM CPT 2020 LLC, David F. Tufaro, Camden Property Trust, Camden Summit, Inc. and Camden Summit Partnership, L.P.	Exhibit 99.1 to Form 8-K filed by Camden Property Trust on March 11, 2021 (File No. 1-12110)

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.39	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit Properties Inc. and Summit Management Company, as restated on April 3, 2001	Exhibit 10.1 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12792)

10.40	Amendment Agreement, dated as of June 19, 2004, among William F. Paulsen, Summit Properties Inc. and Summit Management Company	Exhibit 10.8.2 to Summit Properties Inc.’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12792)

10.41	Separation Agreement, dated as of February 28, 2005, between Camden Property Trust and William F. Paulsen	Exhibit 99.2 to Form 8-K filed on April 28, 2005

10.42	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Value Add Fund, L.P. (incorporated by reference to Exhibit 2.1 to the Company's current Report on Form 8-K filed on March 18, 2022 (File No. 1-12110))	Exhibit 2.1 to Form 8-K filed on March 18, 2022

10.43	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Co-Investment Fund, L.P. (incorporated by reference to Exhibit 2.2 to the Company's current Report on Form 8-K filed on March 18, 2022 (File No. 1-12110))	Exhibit 2.2 to Form 8-K filed on March 18, 2022

10.44	Form of Distribution Agency Agreement, dated May 13, 2022, among Camden Property Trust, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 1.1 to the Company's current Report on Form 8-K filed on May 16, 2022 (File No. 1-12110))	Exhibit 1.1 to Form 8-K filed on May 16, 2022

10.45	Form of Distribution Agency Agreement, dated May 13, 2022, among Camden Property Trust, Scotia Capital (USA) Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 1.2 to the Company's current Report on Form 8-K filed on May 16, 2022 (File No. 1-12110))	Exhibit 1.2 to Form 8-K filed on May 16, 2022

10.46	Form of Distribution Agency Agreement, dated May 13, 2022, among Camden Property Trust, Truist Securities, Inc. and Truist Bank (incorporated by reference to Exhibit 1.3 to the Company's current Report on Form 8-K filed on May 16, 2022 (File No. 1-12110))	Exhibit 1.3 to Form 8-K filed on May 16, 2022

10.47	Form of Distribution Agency Agreement, dated May 13, 2022, among Camden Property Trust, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.4 to the Company's current Report on Form 8-K filed on May 16, 2022 (File No. 1-12110))	Exhibit 1.4 to Form 8-K filed on May 16, 2022

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.48	Fourth Amended and Restated Credit Agreement, dated August 31, 2022, among Camden Property Trust, as the Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, Truist Bank, and U.S. Bank National Association, as Syndication Agents, BMO Harris Bank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and The Bank of Nova Scotia, as Documentation Agents, and the other lenders party thereto, BofA Securities, Inc., JPMorgan Chase Bank N.A., PNC Capital Markets LLC, Regions Capital Markets, Truist Securities Inc., and U.S. Bank National Association, as Joint Lead Arrangers, BofA Securities, Inc., and JPMorgan Chase Bank N.A., as Joint Bookrunners (incorporated by reference to Exhibit 99.1 to the Company's current Report on Form 8-K filed on September 1, 2022 (File No. 1-12110))	Exhibit 99.1 to Form 8-K filed on September 1, 2022

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Javier E. Benito, Heather J. Brunner, Mark D. Gibson, Scott S. Ingraham, Renu Khator, Frances Aldrich Sevilla-Sacasa, Steven A. Webster, and Kelvin R. Westbrook	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Camden Property Trust has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 23, 2023	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 23, 2023
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	Executive Vice Chairman of the Board of Trust	February 23, 2023
D. Keith Oden	Managers and President

/s/ Alexander J. Jessett	Executive Vice President - Chief Financial Officer	February 23, 2023
Alexander J. Jessett	and Assistant Secretary (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 23, 2023
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Javier E. Benito	Trust Manager	February 23, 2023

*
Heather J. Brunner	Trust Manager	February 23, 2023

*
Mark D. Gibson	Trust Manager	February 23, 2023

*
Scott S. Ingraham	Trust Manager	February 23, 2023

*
Renu Khator	Trust Manager	February 23, 2023

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 23, 2023

*
Steven A. Webster	Trust Manager	February 23, 2023

*
Kelvin R. Westbrook	Trust Manager	February 23, 2023

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Asset Impairment - Determination of Impairment Indicators of Properties Under Development, Including Land - Refer to Note 2 to the financial statements.
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
The Company considers projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in the assessment of whether impairment indicators exist. The Company makes assumptions regarding expected market conditions, including estimates of the project start date, projected construction costs, as well as estimates of demand for multifamily communities, market rents, economic conditions, and occupancies, to evaluate properties under development for possible indicators of impairment. As of December 31, 2022, the Company’s properties under development had an aggregate book value of $525.0 million, and no impairment loss has been recognized for the year ended December 31, 2022.
Given the Company’s evaluation of properties under development for impairment indicators requires management to make judgments related to the assumptions described above, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts may not be recoverable required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of properties under development for possible indicators of impairment included the following, among others:
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
◦Compared management’s projected costs, construction completion date, and stabilized net operating income for recently completed development properties to actual results.
•We performed a search for contradictory evidence by reading third party market reports to evaluate management’s analysis to identify any significant changes in economic factors, industry factors, or other events that may result in an impairment indicator.
Acquisitions – Gain on Acquisition of Unconsolidated Joint Venture Interests - Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
On April 1, 2022, the Company purchased the remaining 68.7% ownership interests in two unconsolidated discretionary investment funds (collectively, the “Funds”). The Company accounted for this transaction as an asset acquisition and remeasured its previously held ownership interests in the Funds to fair value at the acquisition date and recognized a gain on acquisition of unconsolidated joint venture interests of $474.1 million (“gain on acquisition”).
To determine the fair value of the previously held ownership interests, the Company determined fair value by applying methods similar to those used by independent appraisers of income-producing property. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities.

Given the Company’s evaluation of gain on acquisition requires management to make judgments related to the assumptions described above, performing audit procedures to evaluate whether management appropriately determined the fair value of the previously held ownership interests required a high degree of auditor judgment, an increased extent of auditor effort, and the use of professionals with specialized skill and knowledge.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the Company’s ownership interests in the Funds and gain on acquisition of unconsolidated joint venture interests included the following, among others:

•We tested the effectiveness of controls over management’s process of reviewing the gain on acquisition calculation, including controls over management’s estimates of fair value.
•We read the relevant contracts to understand the underlying terms of the transaction.
•With the assistance of our fair value specialists, for a sample of real estate assets acquired in the transaction, we evaluated the reasonableness of the valuation methodology, current market data, and significant market assumptions used by management, such as price per unit.
•We evaluated the appropriateness of the accounting treatment to remeasure the previously held ownership interests at fair value.
•We compared assumptions utilized by management, such as implied capitalization rates and interest rates, to third party market reports.
•We independently calculated the gain on acquisition and compared our calculation to management’s calculation.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 23, 2023
We have served as the Company's auditor since 1993.

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2022	2021
Assets
Real estate assets, at cost
Land	$1,716,273	$1,349,594
Buildings and improvements	10,674,619	8,624,734
	$12,390,892	$9,974,328
Accumulated depreciation	(3,848,111)	(3,358,027)
Net operating real estate assets	$8,542,781	$6,616,301
Properties under development, including land	524,981	474,739
Investments in joint ventures	—	13,730
Total real estate assets	$9,067,762	$7,104,770
Accounts receivable – affiliates	13,364	18,664
Other assets, net	229,371	234,370
Cash and cash equivalents	10,687	613,391
Restricted cash	6,751	5,589
Total assets	$9,327,935	$7,976,784
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,165,924	$3,170,367
Secured	514,989	—
Accounts payable and accrued expenses	211,370	191,651
Accrued real estate taxes	95,551	66,673
Distributions payable	103,628	88,786
Other liabilities	179,552	193,052
Total liabilities	$4,271,014	$3,710,529
Commitments and contingencies (Note 14)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 117,734 and 114,668 issued; 115,636 and 112,578 outstanding at December 31, 2022 and 2021, respectively	1,156	1,126
Additional paid-in capital	5,897,454	5,363,530
Distributions in excess of net income attributable to common shareholders	(581,532)	(829,453)
Treasury shares, at cost (9,090 and 9,236 common shares, at December 31, 2022 and 2021, respectively)	(328,684)	(333,974)
Accumulated other comprehensive loss	(1,774)	(3,739)
Total common equity	$4,986,620	$4,197,490
Non-controlling interests	70,301	68,765
Total equity	$5,056,921	$4,266,255
Total liabilities and equity	$9,327,935	$7,976,784
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Property revenues	$1,422,756	$1,143,585	$1,043,837
Property expenses
Property operating and maintenance	$315,737	$267,703	$252,190
Real estate taxes	182,344	149,322	142,636
Total property expenses	$498,081	$417,025	$394,826
Non-property income
Fee and asset management	$5,188	$10,532	$10,800
Interest and other income	3,019	1,223	2,949
Income/(loss) on deferred compensation plans	(19,637)	14,369	12,045
Total non-property income/(loss)	$(11,430)	$26,124	$25,794
Other expenses
Property management	$28,601	$26,339	$24,201
Fee and asset management	2,516	4,511	3,954
General and administrative	60,413	59,368	53,624
Interest	113,424	97,297	91,526
Depreciation and amortization	577,020	420,692	367,162
Expense/(benefit) on deferred compensation plans	(19,637)	14,369	12,045
Total other expenses	$762,337	$622,576	$552,512
Loss on early retirement of debt	—	—	(176)
Gain on sale of operating properties, including land	36,372	174,384	382
Gain on acquisition of unconsolidated joint venture interests	474,146	—	—
Equity in income of joint ventures	3,048	9,777	8,052
Income from continuing operations before income taxes	$664,474	$314,269	$130,551
Income tax expense	(2,966)	(1,893)	(1,972)
Net income	$661,508	$312,376	$128,579
Less income allocated to non-controlling interests	(7,895)	(8,469)	(4,668)
Net income attributable to common shareholders	$653,613	$303,907	$123,911

Total earnings per share – basic	6.07	2.97	1.24
Total earnings per share – diluted	6.04	2.96	1.24
Weighted average number of common shares outstanding – basic	107,605	101,999	99,385
Weighted average number of common shares outstanding – diluted	108,388	102,829	99,438

Consolidated Statements of Comprehensive Income
Net income	$661,508	$312,376	$128,579
Other comprehensive income
Unrealized gain (loss) and unamortized prior service cost on post retirement obligation	489	154	(318)
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	1,476	1,490	1,464
Comprehensive income	$663,473	$314,020	$129,725
Less income allocated to non-controlling interests	(7,895)	(8,469)	(4,668)
Comprehensive income attributable to common shareholders	$655,578	$305,551	$125,057
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2019	$1,069	$4,566,731	$(584,167)	$(348,419)	$(6,529)	$73,039	$3,701,724
Net income			123,911			4,668	128,579
Other comprehensive					1,146		1,146
Net share awards		13,986		6,195			20,181
Employee share purchase plan		1,347		812			2,159
Cash distributions declared to equity holders ($3.32 per share)			(330,823)			(5,803)	(336,626)
Other		(354)				(222)	(576)
Equity, December 31, 2020	$1,069	$4,581,710	$(791,079)	$(341,412)	$(5,383)	$71,682	$3,516,587
Net income			303,907			8,469	312,376
Other comprehensive income					1,644		1,644
Common shares issued (5,416 shares)	54	759,155					759,209
Net share awards		13,800		6,360			20,160
Employee share purchase plan		3,152		1,078			4,230
Conversion of operating partnership units (142 shares)	1	5,935				(5,936)	—
Cash distributions declared to equity holders ($3.32 per share)			(342,281)			(5,450)	(347,731)
Other	2	(222)					(220)
Equity, December 31, 2021	$1,126	$5,363,530	$(829,453)	$(333,974)	$(3,739)	$68,765	$4,266,255
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2021	$1,126	$5,363,530	$(829,453)	$(333,974)	$(3,739)	$68,765	$4,266,255
Net income			653,613			7,895	661,508
Other comprehensive income					1,965		1,965
Common shares issued (3,059 shares)	30	516,728					516,758
Net share awards		15,999		4,763			20,762
Employee share purchase plan		1,296		554			1,850
Conversion of operating partnership units (7 shares)		320				(320)	—
Cash distributions declared to equity holders ($3.76 per share)			(405,692)			(6,039)	(411,731)
Other		(419)		(27)			(446)
Equity, December 31, 2022	$1,156	$5,897,454	$(581,532)	$(328,684)	$(1,774)	$70,301	$5,056,921
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$661,508	$312,376	$128,579
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	577,020	420,692	367,162
Loss on early retirement of debt	—	—	176
Gain on sale of operating properties, including land	(36,372)	(174,384)	(382)
Gain on acquisition of unconsolidated joint venture interests	(474,146)	—	—
Distributions of income from joint ventures	3,015	9,645	8,389
Equity in income of joint ventures	(3,048)	(9,777)	(8,052)
Share-based compensation	12,822	15,397	13,942
Net change in operating accounts and other	3,913	3,518	9,505
Net cash from operating activities	$744,712	$577,467	$519,319
Cash flows from investing activities
Development and capital improvements, including land	$(449,431)	$(428,714)	$(427,247)
Acquisition of operating properties, including joint venture interests, net of cash acquired	(1,066,051)	(629,959)	—
Proceeds from sales of operating properties, including land	70,536	254,717	753
Increase in non-real estate assets	(4,407)	(4,032)	(7,498)
Other	(6,831)	3,597	4,390
Net cash from investing activities	$(1,456,184)	$(804,391)	$(429,602)
Cash flows from financing activities
Proceeds from issuance of common shares	$516,758	$759,209	$—
Distributions to common shareholders and non-controlling interests	(396,822)	(343,039)	(333,360)
Borrowings on unsecured revolving credit facility	758,000	—	358,000
Repayments on unsecured revolving credit facility	(716,000)	—	(402,000)
Repayment of notes payable, including prepayment penalties	(350,000)	—	(100,000)
Proceeds from notes payable	300,000	—	782,823
Payment of deferred financing costs	(10,948)	(1,346)	(1,308)
Other	8,942	6,547	3,162
Net cash from financing activities	$109,930	$421,371	$307,317
Net (decrease) increase in cash, cash equivalents, and restricted cash	(601,542)	194,447	397,034
Cash, cash equivalents, and restricted cash, beginning of year	618,980	424,533	27,499
Cash, cash equivalents, and restricted cash, end of year	$17,438	$618,980	$424,533
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$10,687	$613,391	$420,441
Restricted cash	6,751	5,589	4,092
Total cash, cash equivalents, and restricted cash, end of year	17,438	618,980	424,533
Supplemental information
Cash paid for interest, net of interest capitalized	$111,069	$97,301	$90,297
Cash paid for income taxes	3,216	2,181	2,292
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$103,628	$88,786	$84,147
Value of shares issued under benefit plans, net of cancellations	21,526	18,627	19,560
Accrual associated with construction and capital expenditures	20,151	24,313	29,611
Acquisition of joint venture interests:
Mortgage debt assumed	514,554	—	—
Other liabilities	39,168	—	—
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	—	—	676
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust (“REIT”), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as “communities,” “multifamily communities,” “properties,” or “multifamily properties” in the following discussion. As of December 31, 2022, we owned interests in, operated, or were developing 178 multifamily properties comprised of 60,652 apartment homes across the United States. Of the 178 properties, six properties were under construction, and will consist of a total of 1,950 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights and participating rights. As of December 31, 2022, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of December 31, 2022, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
During the years ended December 31, 2022, 2021, and 2020, we recognized amortization expense of approximately $50.3 million, $22.2 million, and $9.1 million, respectively, related to in-place leases. There was no remaining unamortized value of in-place leases at December 31, 2022. We recognized revenue related to net below-market leases of $8.6 million, $1.1 million and $0.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. During the years ended December 31, 2022, 2021, and 2020, the weighted average amortization periods for in-place leases were approximately eight months, nine months, and six months, respectively. During the years ended December 31, 2022, 2021, and 2020, the weighted average amortization periods for net below-market leases were approximately seven months, ten months, and seven months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment indicators exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures, if any, and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2022, 2021, or 2020.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $18.1 million, $16.7 million, and $17.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Capitalized real estate taxes were approximately $4.2 million, $2.8 million, and $3.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Financial Instrument Fair Value Disclosures. As of December 31, 2022 and 2021, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note, and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
As of December 31, 2022, our average residential lease term was approximately fourteen months with all other commercial leases averaging longer lease terms. We anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
2023	$891.9
2024	53.3
2025	4.0
2026	3.7
2027	3.1
Thereafter	8.4
Total	$964.4
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
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate property revenue through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for each of the years ended December 31, 2022, 2021, and 2020.
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
3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement will be considered in our calculation for diluted earnings-per-share until settlement, using the treasury stock method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.0 million for each of the years ended December 31, 2022 and 2021 and was approximately 1.9 million for the year ended December 31, 2020. These securities, which include share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$653,613	$303,907	$123,911
Amount allocated to participating securities	(990)	(545)	(261)
Net income attributable to common shareholders – basic	$652,623	$303,362	$123,650

Total earnings per common share – basic	$6.07	$2.97	$1.24

Weighted average number of common shares outstanding – basic	107,605	101,999	99,385

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$652,623	$303,362	$123,650
Income allocated to common units from continuing operations	1,452	1,190	—
Net income attributable to common shareholders – diluted	$654,075	$304,552	$123,650

Total earnings per common share – diluted	$6.04	$2.96	$1.24

Weighted average number of common shares outstanding – basic	107,605	101,999	99,385
Incremental shares issuable from assumed conversion of:
Share awards granted	50	87	53
Common units	733	743	—
Weighted average number of common shares outstanding – diluted	108,388	102,829	99,438
4. Common Shares
In May 2022, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from any sale of our common shares under the 2022 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
The 2022 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller and would expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). As of the date of this filing, we have not entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under this ATM program.
In August 2021, we created an ATM share offering program through which we could, but had no obligation to, sell common shares for an aggregate offering price of up to $500.0 million (the "2021 ATM program"). During 2021 we sold approximately 2.6 million common shares for net consideration of approximately $400.4 million, and during the three months ended March 31, 2022, we sold approximately 0.2 million common shares for net consideration of approximately $26.2 million under this program. In May 2022, we terminated the 2021 ATM program with an aggregate offering amount of approximately $71.3 million remaining available for sale and, upon termination, no further common shares were available for sale. There were no additional shares sold under the 2021 ATM program from March 31, 2022 through the date of the applicable termination agreements.
In June 2020, we created an ATM share offering program through which we could, but had no obligation to, sell common shares having an aggregate offering price of up to $362.7 million (the "2020 ATM program"). During the six months ended June 30, 2021, we sold an aggregate of approximately 2.9 million common shares for net consideration of approximately $358.8 million. In August 2021, we terminated the 2020 ATM program with an aggregate offering price of approximately $0.2 million not sold. There were no additional shares sold under the 2020 ATM program from June 30, 2021 through the date of the applicable termination agreements.
We have a repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500 million of our common equity securities through open market purchases, block purchases, and privately negotiated transactions.

As of December 31, 2020 and 2021, the remaining dollar value of our common equity securities authorized to be repurchased under this program was approximately $269.5 million, and there were no repurchases during either year. In October 2022, our Board of Trust Managers approved to increase the authorization for our share repurchase plan by approximately $230.5 million to a total of $500.0 million. There were no repurchases under this plan for the year ended December 31, 2022 or through the date of this filing.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. In April 2022, we issued 2.9 million common shares in a public equity offering and received approximately $490.3 million in net proceeds, which we used to reduce borrowings under our unsecured credit facility. At December 31, 2022, we had approximately 106.5 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In the first quarter of 2023, the Company's Board of Trust Managers declared a first quarter dividend of $1.00 per common share to our common shareholders of record as of March 31, 2023.
5. Operating Partnerships
At December 31, 2022, approximately 4% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. (“Camden Operating” or the “operating partnership”). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2022, we held approximately 93% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.7 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units.
At December 31, 2022, approximately 26% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the “Camden Summit Partnership”). Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2022, we held approximately 95% of the outstanding common limited partnership units and the sole 1% general partnership interest of Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 0.9 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election and holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units.
We have Tax Protection Agreements, as amended, protecting the negative tax capital of certain holders of common units of limited partnership interest in the Camden Summit Partnership, which holders include a former Trust Manager who retired from our Board effective May 2022. The negative tax capital accounts of these certain unitholders totaled approximately $23.9 million in the aggregate as of December 31, 2022. We currently have a $40.0 million two-year unsecured floating rate term loan with an unrelated third party which supports the negative tax capital accounts.
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
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2022, 2021 and 2020 as income tax expense. Income taxes for the years ended

December 31, 2022, 2021 and 2020, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains, or return of capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2022, 2021 and 2020 is set forth in the following table:

	Year Ended December 31,
	2022	2021	2020
Common Share Distributions (1)
Ordinary income	$—	$2.06	$3.22
Long-term capital gain	0.48	1.14	0.04
Return of capital	2.26	—	0.06
Unrecaptured Sec. 1250 gain	0.08	0.12	—
Total	$2.82	$3.32	$3.32
(1) The $0.94 distribution per share paid on January 17, 2023 will be considered a 2023 distribution for federal income tax purposes and will be subject to taxation based on our 2023 earnings.
We have taxable REIT subsidiaries which are subject to federal and state income taxes. At December 31, 2022, our taxable REIT subsidiaries had immaterial net operating loss carryforwards (“NOL’s”) and no material benefits related to these NOL’s have been recognized in our 2022 or 2021 consolidated financial statements.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2022 exceeded the tax basis by approximately $2.0 billion.
Income Tax Expense. We had income tax expense of approximately $3.0 million, $1.9 million and $2.0 million for the tax years ended December 31, 2022, 2021 and 2020, respectively, which was comprised mainly of state income taxes and federal income tax related to one of our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2022, 2021, and 2020, our deferred tax expense was not significant.
The income tax returns of Camden Property Trust and its subsidiaries are subject to examination by federal, state and local tax jurisdictions for years 2019 through 2021. Tax attributes generated in years prior to 2019 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
Tax Reform. The 2022 Inflation Reduction Act (“the 2022 Act”) was passed on August 16, 2022, which is generally applicable for taxable years beginning after December 31, 2022, and included a number of changes to the corporate income tax system. As a REIT, we are generally exempt from the majority of the provisions under the 2022 Act and do not believe the provisions will have a material impact on our consolidated financial statements.
7. Acquisitions and Dispositions
Asset Acquisition of Operating Properties. On April 1, 2022, we purchased the remaining 68.7% ownership interests in two unconsolidated discretionary investment funds (collectively, the "Funds") for cash consideration of approximately $1.1 billion, after adjusting for our assumption of approximately $515 million of existing secured mortgage debt of the Funds which remained outstanding. As a result of this acquisition, we consolidated the Funds as of April 1, 2022 and now own 100% ownership interest in 22 multifamily communities comprised of 7,247 units located in Houston, Austin, Dallas, Tampa, Raleigh, Orlando, Washington D.C., Charlotte, and Atlanta. Prior to the acquisition, we accounted for our 31.3% ownership interests in each of these Funds in accordance with the equity method of accounting.
We accounted for this transaction as an asset acquisition and remeasured our previously held 31.3% ownership interests in the Funds to fair value at the acquisition date. As a result of this remeasurement, we recognized a gain of approximately $474.1 million. Upon consolidation, the total consideration was allocated to assets and liabilities based on relative fair value, resulting in an increase in assets comprised of $2.1 billion of real estate assets, $44.0 million of in-place leases and $24.7 million of other assets and an increase in liabilities made up of $514.6 million of secured debt, $39.2 million of other liabilities, and approximately $7.6 million of net below-market leases.
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
Acquisitions of Land. During the year ended December 31, 2022, we acquired for future development purposes two parcels of land totaling approximately 42.6 acres in Charlotte, North Carolina for an aggregate cost of approximately $32.7 million; approximately 3.8 acres of land in Nashville, Tennessee for approximately $30.5 million; and approximately 15.9 acres of land in Richmond, Texas for approximately $7.8 million.
During the year ended December 31, 2021, we acquired for future development purposes approximately 2.0 acres of land in Nashville, Tennessee for $36.6 million; approximately 5.2 acres of land in Denver, Colorado for $24.0 million; approximately 14.6 acres of land in The Woodlands, Texas for $9.3 million; and approximately 0.2 acres of land in St. Petersburg, Florida for $2.1 million. During the year ended December 31, 2020, we acquired for future development purposes approximately 4.1 acres of land in Durham, North Carolina for $27.6 million and approximately 4.9 acres of land in Raleigh, North Carolina for $18.2 million.
Land Holding Dispositions. We did not sell any land holdings during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, we sold approximately 4.7 acres of land adjacent to one of our operating properties in Raleigh, North Carolina for approximately $0.8 million and recognized a gain of $0.4 million.
Sale of Operating Properties. During the year ended December 31, 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million. During the year ended December 31, 2021, we sold two operating properties comprised of a total of 652 apartment homes, located in Houston, Texas for approximately $115.0 million and recognized a gain of approximately $81.1 million and one property comprised of 426 apartment homes, located in Laurel, Maryland for approximately $145.0 million and recognized a gain of approximately $93.3 million. We did not sell any operating properties during the year ended December 31, 2020.
8. Investments in Joint Ventures
On April 1, 2022, the Company obtained 100% of the ownership interests in the Funds and consolidated the Funds as of the acquisition date, as discussed in Note 7, "Acquisitions and Dispositions," above. Prior to the acquisition, we held a 31.3% ownership interest in the Funds, and accounted for these investments under the equity method. The following table summarizes the combined balance sheets and statements of income data for the Funds as of and for the periods presented:

(in millions)	2022	2021
Total assets	$—	$679.1
Total third-party debt	—	513.8
Total equity	—	131.9

	2022 (1)	2021	2020
Total revenues	$37.2	$139.0	$128.5
Net income	7.1	21.3	15.8
Equity in income (2)	3.0	9.8	8.1

(1)Results for 2022 related to activity during the first quarter. We consolidated the operations of the Funds as of April 1, 2022.
(2)Equity in income excluded our ownership interest of fee income from various services provided by us to the Funds.
Prior to the acquisition of the remaining interests in the Funds, we earned fees for property and asset management, construction, development, and other services related to the Funds, and we eliminated fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.7 million, $6.6 million, and $7.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. There were no fees earned from the date we consolidated the Funds on April 1, 2022.

9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2022	2021
Commercial banks
5.31% Term loan, due 2024	$39.8	$39.9
5.20% Term loan, due 2024	300.0	—
5.13% Unsecured revolving credit facility	42.0	—
	$381.8	$39.9

Senior unsecured notes
3.15% Notes, due 2022	$—	$349.3
5.07% Notes, due 2023	249.8	249.3
4.36% Notes, due 2024	249.7	249.5
3.68% Notes, due 2024	249.2	248.8
3.74% Notes, due 2028	398.3	397.8
3.67% Notes, due 2029 (1)	595.5	594.9
2.91% Notes, due 2030	744.8	744.1
3.41% Notes, due 2049	296.8	296.8
	$2,784.1	$3,130.5

Total unsecured notes payable	$3,165.9	$3,170.4

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.2	$—
6.16% Variable Rate Notes, due 2026	166.2	—

6.49% Variable Rate Construction Note, due 2024	18.9	—
3.87% note, due 2028	38.7	—
Total secured notes payable	$515.0	$—

Total notes payable (2)	$3,680.9	$3,170.4

Value of real estate assets, at cost, subject to secured notes	$2,080.9	$—
(1)The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2)Unamortized debt discounts, debt issuance costs, and fair market value adjustments of $18.0 million and $19.6 million are included in senior unsecured notes payable as of December 31, 2022 and 2021, respectively.
In August 2022, we amended and restated our existing credit facility to among other things, add a $300 million unsecured term loan with a delayed draw feature that matures in August 2024 (which may be extended at the Company's option to August 2025), and increase the capacity of our existing unsecured revolving credit facility from $900 million to $1.2 billion which may be expanded, upon the satisfaction of certain conditions, by up to three times and $500 million in the aggregate by requesting increases to the revolving credit facility and term loan or requesting additional term loans. We also extended the maturity date of the revolving credit facility from March 2023 to August 2026, with two options to further extend the facility at our election for two additional consecutive six-month periods. The interest rates on our unsecured revolving credit facility and delayed term loan are based upon the Secured Overnight Financing Rate ("SOFR") plus a margin which is subject to change as our credit ratings change. Advances under our revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our revolving credit facility. Our revolving credit facility and delayed term loan are subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2022 and through the date of this filing.

Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available. At December 31, 2022, we had outstanding letters of credit totaling $14.2 million, approximately $1.1 billion available under our unsecured revolving credit facility, and approximately $300 million outstanding on our term loan.
In December 2022, we used the $300 million unsecured term loan and borrowings from our unsecured revolving credit facility to repay the principal amount of our 3.15% senior unsecured note payable, which matured on December 15, 2022, for a total of $350.0 million, plus accrued interest.
In September 2022, we extended the maturity date of our $40 million unsecured floating rate term loan with an unrelated third party from September 2022 to September 2024. Additionally, the interest rate on the term loan was changed from LIBOR plus a margin to SOFR plus a margin.
As a result of the acquisition of the Funds on April 1, 2022, we assumed approximately $514.6 million of secured mortgage loans with maturity dates ranging from 2024 to 2028 and effective interest rates on the date of acquisition ranging from 2.47% to 4.04%. These secured mortgage loans consist of a variable rate construction loan, a fixed rate cross-collateralized and cross-defaulted note between three operating properties, and two cross-collateralized and cross-defaulted master credit facilities with Fannie Mae, which include both fixed conventional mortgage notes and variable rate notes.
In connection with the assumed secured mortgage loans discussed above, we recorded an approximate $2.4 million fair value adjustment as a decrease to the note balances, and is being amortized over the respective debt terms as an increase to interest expense. We recorded amortization of the fair value adjustment of approximately $0.4 million during the year-ended December 31, 2022.
We had outstanding floating rate debt of approximately $566.9 million and $39.9 million at December 31, 2022 and 2021, respectively. The weighted average interest rate on such debt was approximately 5.5% and 1.9% at December 31, 2022 and 2021, respectively.
Our indebtedness had a weighted average maturity of 6.4 years at December 31, 2022. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2022:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
2023	$246.6	5.1
2024	556.5	4.2
2025	297.8	5.2
2026	188.9	5.9
2027	214.9	4.1
Thereafter	2,176.2	3.4
Total	$3,680.9	4.0%
(1)Includes all available extension options.
(2)Includes amortization of debt discounts, debt issuance costs, and fair market value adjustments.
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
Designated Hedges. The gain or loss on the derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and presented in the same line item as the earnings effect of the hedged item. At December 31, 2022, 2021 and 2020, we had no designated hedges outstanding.
As of each of the years ended December 31, 2022, 2021, and 2020, there were no unrealized gains or losses recognized in other comprehensive income related to derivative financial instruments. During each of the years ended December 31, 2022, 2021, and 2020, approximately $1.3 million was reclassified from accumulated other comprehensive loss as an increase to interest expense for derivative financial instruments settled in prior periods.
11. Share-based Compensation and Benefit Plans
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the “2018 Share Plan”), which was approved by the Company’s shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include officers and employees of the Company or any of its subsidiaries, Trust Managers of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. A total of 9.7 million shares (“Share Limit”) was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as set forth as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of December 31, 2022, there were approximately 5.9 million common shares available under the 2018 Share Plan, which would result in approximately 1.7 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $14.2 million, $16.1 million, and $15.3 million for 2022, 2021 and 2020, respectively. Total capitalized compensation cost for share awards was approximately $4.5 million, $3.8 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
A summary of activity under our share incentive plans for the year ended December 31, 2022 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2021	184,128	$107.57
Granted	136,948	161.91
Exercised/Vested	(151,361)	128.45
Forfeited	(5,068)	129.96
Total nonvested share awards outstanding at December 31, 2022	164,647	$132.99
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
At December 31, 2022, 2021 and 2020, the weighted average fair value of share awards granted was $161.91, $105.87 and $113.46, respectively. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was approximately $19.4 million, $23.6 million, and $18.7 million, respectively. At December 31, 2022, the unamortized value of previously issued unvested share awards was approximately $12.1 million which is expected to be amortized over the next two years.

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

	2022	2021	2020
Shares purchased	15,353	29,857	22,496
Weighted average fair value of shares purchased	$119.15	$141.64	$95.97
Expense recorded (in millions)	$0.2	$1.2	$0.3
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
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2022 and 2021, approximately 1.1 million and 1.2 million share awards, respectively, were held in the rabbi trust. Additionally, as of December 31, 2022 and 2021, the rabbi trust held trading securities totaling approximately $8.9 million and $11.7 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2022 and December 31, 2021, approximately $13.3 million and $14.1 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in “Accounts receivable-affiliates” in our consolidated financial statements.
Non-Qualified Deferred Compensation. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 1.0 million and 0.9 million share awards were held in the plan at December 31, 2022 and 2021, respectively. Additionally, as of December 31, 2022 and 2021, the plan held trading securities totaling approximately $111.7 million and $125.6 million, respectively, which represents cash deferrals made by plan participants and diversification of share awards within the plan to trading securities. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
401(k) Savings Plan. We have a 401(k) savings plan which is a voluntary defined contribution plan, and provides participating employees the ability to elect to contribute up to 60 percent of eligible compensation, subject to limitations as defined by the federal tax code, with the Company making matching contributions up to a predetermined limit. The matching contributions made for the years ended December 31, 2022, 2021, and 2020 were approximately $3.4 million, $3.3 million, and $3.4 million, respectively. Employees become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service.

12. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021 using the inputs and fair value hierarchy discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements”:
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2022				December 31, 2021
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$120.7	$—	$—	$120.7	$137.3	$—	$—	$137.3

(1)Approximately $3.6 million and $10.6 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2022 and 2021, respectively.
Nonrecurring Fair Value Disclosures. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, “Summary of Significant Accounting Policies and Recent Accounting Pronouncements.” During the year ended December 31, 2022, we acquired the remaining 68.7% ownership interests in the Funds, which owned 22 multifamily communities. We consolidated these properties upon obtaining 100% ownership interests and recorded the real estate assets and identifiable above and below-market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income-producing properties. Our previously held 31.3% equity interests in the Funds were also remeasured to fair value utilizing these same techniques. We also completed four asset acquisitions of operating properties during the year ended December 31, 2021. We also recorded the real estate assets and identifiable above and below-market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 7, "Acquisitions and Dispositions" for a further discussion about these acquisitions.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2022 and 2021, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	December 31, 2022		December 31, 2021
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,114.0	$2,806.1	$3,130.5	$3,363.7
Floating rate notes payable (1)	566.9	566.8	39.9	40.1
(1)Includes balances outstanding under our unsecured credit facility at December 31, 2022.
13. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Change in assets:
Other assets, net	$(13,950)	$(12,068)	$(5,235)
Change in liabilities:
Accounts payable and accrued expenses	(2,990)	14,786	(62)
Accrued real estate taxes	22,901	(809)	11,745
Other liabilities	(6,207)	(2,133)	997
Other	4,159	3,742	2,060
Change in operating accounts and other	$3,913	$3,518	$9,505
14. Commitments and Contingencies
Construction Contracts. As of December 31, 2022, we estimate the additional cost to complete the six consolidated projects currently under construction to be approximately $306.7 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by a seller of revenue management software and owners and/or operators of multi-family housing which utilize this software. The complaints allege collusion among defendants to fix rents in violation of Section 1 of the Sherman Act. The first case naming us was filed on November 10, 2022. These cases are pending in several jurisdictions, including the Western District of Washington. We believe these lawsuits are without merit and will vigorously defend the action. At this stage of the proceedings, it is not possible to predict or determine the outcome nor is it possible to estimate the amount of loss, if any, associated with an adverse decision.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2022, we had approximately $1.1 million of earnest money deposits for potential acquisitions of land included in other assets, net in our consolidated balance sheet of which $0.5 million is non-refundable.
Lease Commitments. Substantially all of our operating leases recorded in our consolidated balance sheets are related to office facility leases. We had no significant changes to our lessee lease commitments for the year ended December 31, 2022. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use ("ROU") assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred.

The following is a summary of our operating lease related information:

($ in millions)		As of December 31,
Balance sheet	Classification	2022	2021
Right-of-use assets, net	Other assets, net	$6.0	$6.9
Operating lease liabilities	Other liabilities	$8.4	$10.0

($ in millions)		Year ended
Statement of income and comprehensive income	Classification	2022	2021
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$2.7	$2.9
Variable lease expense	General and administrative expenses and property management expenses	1.3	1.3
Total lease expense		$4.0	$4.2

($ in millions)		Year ended
Statement of cash flows	Classification	2022	2021
Cash flows from operating leases	Net cash from operating activities	$2.5	$2.7
Supplemental lease information
Weighted average remaining lease term (years)		2.9	3.6
Weighted average discount rate - operating leases (1)		4.6%	4.8%
(1)We use a secured incremental borrowing rate, as defined by ASC 842 based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.
The following is a summary of our maturities of our lease liabilities as of December 31, 2022:

(in millions)
Year ended December 31,	Operating Leases
2023	$3.3
2024	3.1
2025	2.3
2026	0.4
2027	0.1
Thereafter	—
Less: discount for time value	(0.8)
Lease liability as of December 31, 2022	$8.4
Employment Agreements. At December 31, 2022, we had employment agreements with 12 of our senior officers, the terms of which expire at various times through August 20, 2023. These agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments and 11 provide a gross-up payment if certain situations occur, such as termination without cause or termination due to a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2022 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:

ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,429	$1,577	$5,511	$64,006	$69,517	$18,661	$50,856	$—	2016
Camden Copper Square	4,825	23,672	15,235	4,825	38,907	43,732	24,874	18,858	—	2000
Camden Foothills	11,006	33,712	1,298	11,006	35,010	46,016	11,081	34,935	—	2014
Camden Legacy	4,068	26,612	27,181	4,068	53,793	57,861	37,481	20,380	—	1998
Camden Montierra	13,687	31,727	7,845	13,687	39,572	53,259	15,128	38,131	—	2012
Camden North End I	16,108	82,620	577	16,108	83,197	99,305	24,326	74,979	—	2019
Camden North End II	10,100	70,097	16	10,100	70,113	80,213	10,648	69,565	—	2021
Camden Old Town Scottsdale	23,227	71,784	3,735	23,227	75,519	98,746	20,159	78,587	—	2019
Camden Pecos Ranch	3,362	24,492	9,927	3,362	34,419	37,781	14,592	23,189	—	2012
Camden San Marcos	11,520	35,166	8,888	11,520	44,054	55,574	17,075	38,499	—	2012
Camden San Paloma	6,480	23,045	17,420	6,480	40,465	46,945	24,265	22,680	—	2002
Camden Sotelo	3,376	30,576	2,679	3,376	33,255	36,631	10,932	25,699	—	2013
Camden Tempe	9,248	35,254	1,151	9,248	36,405	45,653	11,181	34,472	—	2015
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	17,155	9,381	71,365	80,746	45,495	35,251	—	2001
Camden Glendale	21,492	96,158	3,342	21,492	99,500	120,992	28,151	92,841	—	2015
Camden Harbor View	16,079	127,459	42,423	16,079	169,882	185,961	94,945	91,016	—	2003
Camden Main and Jamboree	17,363	75,387	11,295	17,363	86,682	104,045	30,906	73,139	—	2008
Camden Martinique	28,401	51,861	33,986	28,401	85,847	114,248	60,301	53,947	—	1998
Camden Sea Palms	4,336	9,930	10,317	4,336	20,247	24,583	13,856	10,727	—	1998
The Camden	18,286	118,730	1,420	18,286	120,150	138,436	31,763	106,673	—	2016
San Diego/Inland Empire
Camden Hillcrest	20,409	72,487	2	20,409	72,489	92,898	7,097	85,801	—	2021
Camden Landmark	17,339	71,315	9,573	17,339	80,888	98,227	27,714	70,513	—	2012
Camden Old Creek	20,360	71,777	10,343	20,360	82,120	102,480	41,584	60,896	—	2007
Camden Sierra at Otay Ranch	10,585	49,781	16,407	10,585	66,188	76,773	38,811	37,962	—	2003
Camden Tuscany	3,330	36,466	11,044	3,330	47,510	50,840	27,209	23,631	—	2003
Camden Vineyards	4,367	28,494	9,745	4,367	38,239	42,606	22,193	20,413	—	2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	12,054	8,091	56,057	64,148	19,693	44,455	—	2012
Camden Caley	$2,047	$17,445	$13,374	$2,047	$30,819	$32,866	$20,697	$12,169	$—	2000
Camden Denver West	6,396	51,552	14,943	6,396	66,495	72,891	25,369	47,522	—	2012
Camden Flatirons	6,849	72,631	1,972	6,849	74,603	81,452	23,808	57,644	—	2015
Camden Highlands Ridge	2,612	34,726	25,936	2,612	60,662	63,274	40,231	23,043	—	1996
Camden Interlocken	5,293	31,612	23,189	5,293	54,801	60,094	37,291	22,803	—	1999
Camden Lakeway	3,915	34,129	32,354	3,915	66,483	70,398	45,183	25,215	—	1997
Camden Lincoln Station	4,648	51,762	815	4,648	52,577	57,225	14,603	42,622	—	2017
Camden RiNo	15,989	63,147	152	15,989	63,299	79,288	11,814	67,474	—	2020
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	7,129	4,835	29,733	34,568	16,647	17,921	—	2005
Camden College Park	16,409	91,503	10,683	16,409	102,186	118,595	38,924	79,671	—	2008
Camden Dulles Station	10,807	61,548	14,858	10,807	76,406	87,213	34,497	52,716	—	2008
Camden Fair Lakes	15,515	104,223	18,634	15,515	122,857	138,372	65,764	72,608	—	2005
Camden Fairfax Corner	8,484	72,953	14,096	8,484	87,049	95,533	45,558	49,975	—	2006
Camden Fallsgrove	9,408	43,647	8,332	9,408	51,979	61,387	28,436	32,951	—	2005
Camden Grand Parc	7,688	35,900	6,411	7,688	42,311	49,999	22,010	27,989	—	2005
Camden Lansdowne	15,502	102,267	30,138	15,502	132,405	147,907	73,035	74,872	—	2005
Camden Monument Place	9,030	54,089	12,142	9,030	66,231	75,261	31,411	43,850	—	2007
Camden NoMa	19,442	82,306	1,691	19,442	83,997	103,439	28,122	75,317	—	2014
Camden NoMa II	17,331	91,211	461	17,331	91,672	109,003	36,594	72,409	—	2017
Camden Potomac Yard	16,498	88,317	16,146	16,498	104,463	120,961	48,331	72,630	—	2008
Camden Roosevelt	11,470	45,785	7,845	11,470	53,630	65,100	28,164	36,936	—	2005
Camden Shady Grove	24,177	89,820	1,114	24,177	90,934	115,111	31,554	83,557	—	2018
Camden Silo Creek	9,707	45,301	10,634	9,707	55,935	65,642	29,907	35,735	—	2005
Camden South Capitol	24,829	117,638	230	24,829	117,868	142,697	5,690	137,007	51,757	2022
Camden Washingtonian	13,512	75,134	389	13,512	75,523	89,035	21,156	67,879	—	2018
FLORIDA
Southeast Florida
Camden Atlantic	9,000	91,225	—	9,000	91,225	100,225	1,808	98,417	—	2022
Camden Aventura	12,185	47,616	17,136	12,185	64,752	76,937	37,495	39,442	—	2005
Camden Boca Raton	2,201	50,057	1,762	2,201	51,819	54,020	16,028	37,992	—	2014
Camden Brickell	14,621	57,031	41,643	14,621	98,674	113,295	53,038	60,257	—	2005
Camden Doral	10,260	40,416	9,124	10,260	49,540	59,800	27,862	31,938	—	2005
Camden Doral Villas	6,476	25,543	9,258	6,476	34,801	41,277	20,382	20,895	—	2005
Camden Las Olas	12,395	79,518	35,066	12,395	114,584	126,979	61,891	65,088	—	2005
Camden Plantation	6,299	77,964	21,608	6,299	99,572	105,871	52,039	53,832	—	2005
Camden Portofino	9,867	38,702	13,287	9,867	51,989	61,856	28,702	33,154	—	2005

Orlando
Camden Hunter's Creek	$4,156	$20,925	$8,195	$4,156	$29,120	$33,276	$16,915	$16,361	$—	2005
Camden Lago Vista	3,497	29,623	7,428	3,497	37,051	40,548	21,617	18,931	—	2005
Camden Lake Eola	11,374	113,699	199	11,374	113,898	125,272	13,490	111,782	—	2021
Camden LaVina	12,907	42,617	6,876	12,907	49,493	62,400	18,210	44,190	—	2012
Camden Lee Vista	4,350	34,643	20,723	4,350	55,366	59,716	34,496	25,220	—	2000
Camden North Quarter	9,990	68,471	2,010	9,990	70,481	80,471	20,756	59,715	—	2018
Camden Orange Court	5,319	40,733	5,827	5,319	46,560	51,879	21,968	29,911	—	2008
Camden Thornton Park	11,711	74,628	4,963	11,711	79,591	91,302	20,559	70,743	—	2018
Camden Town Square	13,127	45,997	2,287	13,127	48,284	61,411	17,480	43,931	—	2012
Camden Waterford Lakes	19,504	65,647	534	19,504	66,181	85,685	4,061	81,624	29,418	2022
Camden World Gateway	5,785	51,821	10,996	5,785	62,817	68,602	34,191	34,411	—	2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	39,410	7,450	102,693	110,143	63,807	46,336	—	1998/2002
Camden Central	21,780	149,251	1,986	21,780	151,237	173,017	14,903	158,114	—	2021
Camden Montague	3,576	16,534	1,332	3,576	17,866	21,442	7,158	14,284	—	2012
Camden Pier District	21,092	105,383	3,844	21,092	109,227	130,319	32,006	98,313	—	2018
Camden Preserve	1,206	17,982	15,239	1,206	33,221	34,427	24,874	9,553	—	1997
Camden Royal Palms	2,147	38,339	6,014	2,147	44,353	46,500	21,785	24,715	—	2007
Camden Visconti	27,031	114,061	2,202	27,031	116,263	143,294	6,457	136,837	38,298	2022
Camden Westchase Park	11,955	36,254	2,488	11,955	38,742	50,697	14,128	36,569	—	2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	18,790	7,174	50,774	57,948	28,182	29,766	—	2005
Camden Buckhead	7,761	156,423	27	7,761	156,450	164,211	16,203	148,008	—	2022
Camden Buckhead Square	13,200	43,785	2,243	13,200	46,028	59,228	11,156	48,072	—	2017
Camden Creekstone	5,017	19,912	6,812	5,017	26,724	31,741	10,949	20,792	—	2012
Camden Deerfield	4,895	21,922	15,763	4,895	37,685	42,580	21,123	21,457	—	2005
Camden Dunwoody	5,290	23,642	11,874	5,290	35,516	40,806	21,238	19,568	—	2005
Camden Fourth Ward	10,477	51,258	2,692	10,477	53,950	64,427	17,675	46,752	—	2014
Camden Midtown Atlanta	6,196	33,828	13,940	6,196	47,768	53,964	27,737	26,227	—	2005
Camden Paces	15,262	102,521	2,558	15,262	105,079	120,341	33,550	86,791	—	2015
Camden Peachtree City	6,536	29,063	10,138	6,536	39,201	45,737	22,713	23,024	—	2005
Camden Phipps	26,840	71,006	2,003	26,840	73,009	99,849	3,676	96,173	19,297	2022
Camden Shiloh	4,181	18,798	7,161	4,181	25,959	30,140	15,802	14,338	—	2005
Camden St. Clair	7,526	27,486	10,703	7,526	38,189	45,715	22,486	23,229	—	2005
Camden Stockbridge	5,071	22,693	6,465	5,071	29,158	34,229	16,842	17,387	—	2005
Camden Vantage	11,787	68,822	20,055	11,787	88,877	100,664	29,260	71,404	—	2013
NORTH CAROLINA
Charlotte
Camden Ballantyne	$4,503	$30,250	$12,234	$4,503	$42,484	$46,987	$24,777	$22,210	$—	2005
Camden Cotton Mills	4,246	19,147	8,810	4,246	27,957	32,203	16,928	15,275	—	2005
CoWork by Camden	814	3,422	25	814	3,447	4,261	913	3,348	—	2019
Camden Dilworth	516	16,633	6,572	516	23,205	23,721	11,951	11,770	—	2006
Camden Fairview	1,283	7,223	6,381	1,283	13,604	14,887	8,268	6,619	—	2005
Camden Foxcroft	1,408	7,919	6,810	1,408	14,729	16,137	8,748	7,389	—	2005
Camden Foxcroft II	1,152	6,499	4,705	1,152	11,204	12,356	6,701	5,655	—	2005
Camden Gallery	7,930	51,957	1,452	7,930	53,409	61,339	15,029	46,310	—	2017
Camden Grandview	7,570	33,859	17,019	7,570	50,878	58,448	29,130	29,318	—	2005
Camden Grandview II	4,656	17,852	173	4,656	18,025	22,681	4,115	18,566	—	2019
Camden Sedgebrook	5,266	29,211	14,484	5,266	43,695	48,961	23,551	25,410	—	2005
Camden South End	6,625	29,175	18,972	6,625	48,147	54,772	27,454	27,318	—	2005
Camden Southline	29,754	74,533	157	29,754	74,690	104,444	3,787	100,657	32,314	2022
Camden Stonecrest	3,941	22,021	8,737	3,941	30,758	34,699	18,373	16,326	—	2005
Camden Touchstone	1,203	6,772	4,767	1,203	11,539	12,742	7,107	5,635	—	2005
Raleigh
Camden Asbury Village	17,510	79,585	629	17,510	80,214	97,724	4,407	93,317	29,317	2022
Camden Carolinian	14,765	56,674	1,350	14,765	58,024	72,789	10,279	62,510	—	2019
Camden Crest	4,412	31,108	16,266	4,412	47,374	51,786	23,100	28,686	—	2005
Camden Governor's Village	3,669	20,508	9,182	3,669	29,690	33,359	16,835	16,524	—	2005
Camden Lake Pine	5,746	31,714	17,316	5,746	49,030	54,776	29,109	25,667	—	2005
Camden Manor Park	2,535	47,159	13,745	2,535	60,904	63,439	32,359	31,080	—	2006
Camden Overlook	4,591	25,563	12,366	4,591	37,929	42,520	23,218	19,302	—	2005
Camden Reunion Park	2,931	18,457	13,460	2,931	31,917	34,848	19,344	15,504	—	2005
Camden Westwood	4,567	25,519	13,205	4,567	38,724	43,291	21,296	21,995	—	2005
TENNESSEE
Nashville
Camden Franklin Park	13,785	88,573	2,286	13,785	90,859	104,644	10,602	94,042	—	2021
Camden Music Row	21,802	152,340	1,531	21,802	153,871	175,673	16,545	159,128	—	2021
TEXAS
Austin
Camden Amber Oaks	9,987	68,719	360	9,987	69,079	79,066	4,370	74,696	22,297	2022
Camden Amber Oaks II	7,973	50,052	220	7,973	50,272	58,245	3,181	55,064	17,797	2022
Camden Brushy Creek	9,618	54,076	335	9,618	54,411	64,029	3,000	61,029	12,066	2022
Camden Cedar Hills	2,684	20,931	5,726	2,684	26,657	29,341	12,906	16,435	—	2008
Camden Gaines Ranch	5,094	37,100	12,744	5,094	49,844	54,938	28,862	26,076	—	2005
Camden Huntingdon	$2,289	$17,393	$16,852	$2,289	$34,245	$36,534	$24,559	$11,975	$—	1995
Camden La Frontera	3,250	32,376	1,582	3,250	33,958	37,208	11,415	25,793	—	2015
Camden Lamar Heights	3,988	42,773	1,502	3,988	44,275	48,263	14,671	33,592	—	2015
Camden Rainey Street	30,044	85,477	2,420	30,044	87,897	117,941	19,118	98,823	—	2019
Camden Shadow Brook	18,039	101,572	507	18,039	102,079	120,118	5,633	114,485	23,396	2022
Camden Stoneleigh	3,498	31,285	11,367	3,498	42,652	46,150	23,764	22,386	—	2006
Dallas/Fort Worth
Camden Addison	11,516	29,332	10,459	11,516	39,791	51,307	18,811	32,496	—	2012
Camden Belmont	12,521	61,522	8,459	12,521	69,981	82,502	25,971	56,531	—	2012
Camden Buckingham	2,704	21,251	13,570	2,704	34,821	37,525	26,061	11,464	—	1997
Camden Centreport	1,613	12,644	8,495	1,613	21,139	22,752	15,715	7,037	—	1997
Camden Cimarron	2,231	14,092	9,619	2,231	23,711	25,942	20,090	5,852	—	1997
Camden Design District	30,004	90,678	477	30,004	91,155	121,159	4,656	116,503	27,065	2022
Camden Farmers Market	17,341	74,193	36,860	17,341	111,053	128,394	70,360	58,034	—	2001/2005
Camden Greenville	42,645	116,923	2,610	42,645	119,533	162,178	7,420	154,758	—	2021
Camden Henderson	3,842	15,256	1,373	3,842	16,629	20,471	6,362	14,109	—	2012
Camden Legacy Creek	2,052	12,896	8,797	2,052	21,693	23,745	17,011	6,734	—	1997
Camden Legacy Park	2,560	15,449	13,321	2,560	28,770	31,330	20,182	11,148	—	1997
Camden Panther Creek	8,850	62,860	322	8,850	63,182	72,032	3,478	68,554	14,325	2022
Camden Riverwalk	24,961	133,698	750	24,961	134,448	159,409	7,424	151,985	39,140	2022
Camden Valley Park	3,096	14,667	18,842	3,096	33,509	36,605	30,535	6,070	—	1994
Camden Victory Park	13,445	71,735	1,827	13,445	73,562	87,007	21,285	65,722	—	2016
Houston
Camden City Centre	4,976	44,735	15,010	4,976	59,745	64,721	28,869	35,852	—	2007
Camden City Centre II	5,101	28,131	1,148	5,101	29,279	34,380	10,784	23,596	—	2013
Camden Cypress Creek	8,282	69,368	282	8,282	69,650	77,932	3,840	74,092	12,301	2022
Camden Cypress Creek II	5,940	50,102	50	5,940	50,152	56,092	2,765	53,327	18,851	2022
Camden Downs at Cinco Ranch	8,285	77,053	678	8,285	77,731	86,016	4,288	81,728	19,969	2022
Camden Downtown	7,813	123,819	436	7,813	124,255	132,068	26,602	105,466	—	2020
Camden Grand Harbor	7,841	64,834	316	7,841	65,150	72,991	3,594	69,397	11,583	2022
Camden Greenway	16,916	43,933	25,797	16,916	69,730	86,646	51,227	35,419	—	1999
Camden Heights	34,079	88,824	753	34,079	89,577	123,656	4,585	119,071	31,747	2022
Camden Highland Village	28,536	111,802	7,031	28,536	118,833	147,369	23,764	123,605	—	2019
Camden Holly Springs	11,108	42,852	15,470	11,108	58,322	69,430	26,364	43,066	—	2012
Camden McGowen Station	6,089	85,038	1,751	6,089	86,789	92,878	25,794	67,084	—	2018
Camden Midtown	4,583	18,026	13,398	4,583	31,424	36,007	23,761	12,246	—	1999
Camden Northpointe	5,593	81,289	380	5,593	81,669	87,262	4,512	82,750	15,439	2022
Camden Plaza	7,204	31,044	10,072	7,204	41,116	48,320	15,931	32,389	—	2007
Camden Post Oak	$14,056	$92,515	$22,791	$14,056	$115,306	$129,362	$42,997	$86,365	$—	2013
Camden Royal Oaks	1,055	20,046	5,464	1,055	25,510	26,565	13,639	12,926	—	2006
Camden Royal Oaks II	587	12,743	39	587	12,782	13,369	4,793	8,576	—	2012
Camden Spring Creek	12,317	73,942	670	12,317	74,612	86,929	4,115	82,814	20,668	2022
Camden Stonebridge	1,016	7,137	8,225	1,016	15,362	16,378	12,383	3,995	—	1993
Camden Sugar Grove	7,614	27,594	6,848	7,614	34,442	42,056	14,133	27,923	—	2012
Camden Travis Street	1,780	29,104	2,863	1,780	31,967	33,747	14,318	19,429	—	2010
Camden Vanderbilt	16,076	44,918	33,449	16,076	78,367	94,443	59,135	35,308	—	1994/1997
Camden Whispering Oaks	1,188	26,242	3,576	1,188	29,818	31,006	14,309	16,697	—	2008
Camden Woodson Park	3,995	62,430	297	3,995	62,727	66,722	3,433	63,289	11,767	2022
Camden Yorktown	6,673	68,568	316	6,673	68,884	75,557	3,801	71,756	16,177	2022

Total current communities:	$1,704,932	$9,050,312	$1,562,104	$1,704,932	$10,612,416	$12,317,348	$3,846,117	$8,471,231	$514,989

Communities under construction:
Name / location
Camden Tempe II (1) Tempe, AZ	$—	$101,302	$—	$—	$101,302	$101,302	$1,979	$99,323	$—	N/A
Camden NoDa Charlotte, NC	—	95,587	—	—	95,587	95,587	15	95,572	—	N/A
Camden Durham Durham NC	—	82,583	—	—	82,583	82,583	—	82,583	—	N/A
Camden Village District Raleigh, NC	—	41,044	—	—	41,044	41,044	—	41,044	—	N/A
Camden Woodmill Creek The Woodlands, TX	—	19,189	—	—	19,189	19,189	—	19,189	—	N/A
Camden Long Meadow Farms Richmond, TX	—	14,586	—	—	14,586	14,586	—	14,586	—	N/A

Total communities under construction:	$—	$354,291	$—	$—	$354,291	$354,291	$1,994	$352,297	$—

Development pipeline communities:
Name/location
Camden Blakeney Charlotte, NC	$—	$21,710	$—	$—	$21,710	$21,710	$—	$21,710	$—	N/A
Camden South Charlotte Charlotte, NC	—	24,829	—	—	24,829	24,829	—	24,829	—	N/A
Camden Nations Nashville, TN	—	33,269	—	—	33,269	33,269	—	33,269	—	N/A
Camden Baker Denver, CO	—	29,510	—	—	29,510	29,510	—	29,510	—	N/A
Camden Highland Village II Houston, TX	$—	$9,731	$—	$—	$9,731	$9,731	$—	$9,731	$—	N/A
Camden Gulch Nashville, TN	—	43,732	—	—	43,732	43,732	—	43,732	—	N/A
Camden Paces III Atlanta, GA	—	20,627	—	—	20,627	20,627	—	20,627	—	N/A
Camden Arts District Los Angeles, CA	—	41,094	—	—	41,094	41,094	—	41,094	—	N/A
Camden Downtown II Houston, TX	—	13,458	—	—	13,458	13,458	—	13,458	—	N/A

Total development pipeline communities:	$—	$237,960	$—	$—	$237,960	$237,960	$—	$237,960	$—

Corporate	—	6,274	—	—	6,274	6,274	—	6,274	—	N/A

	$—	$6,274	$—	$—	$6,274	$6,274	$—	$6,274	$—

TOTAL	$1,704,932	$9,648,837	$1,562,104	$1,704,932	$11,210,941	$12,915,873	$3,848,111	$9,067,762	$514,989
(1)Property is in lease-up at December 31, 2022. Balances presented here include costs which are included in buildings and improvements and land on the consolidated balance sheet at December 31, 2022. These costs related to completed unit turns for this property.
S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2022 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2022	2021	2020
Balance, beginning of period	$10,449,067	$9,553,177	$9,115,793
Additions during period:
Acquisition of operating properties	2,068,440	607,099	—
Development and repositions	352,174	346,173	349,890
Improvements	105,321	87,297	87,865
Deductions during period:
Cost of real estate sold – other	(59,129)	(144,679)	(371)
Balance, end of period	$12,915,873	$10,449,067	$9,553,177
The changes in accumulated depreciation for the years ended December 31:
	2022	2021	2020
Balance, beginning of period	$3,358,027	$3,034,186	$2,686,025
Depreciation of real estate assets	515,413	387,432	348,161
Dispositions	(25,329)	(63,591)	—
Balance, end of period	$3,848,111	$3,358,027	$3,034,186
The aggregate cost for federal income tax purposes at December 31, 2022 was $10.8 billion.
S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2022					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carrying amount of mortgages (a)
Parking Garage Developer advances Houston, TX	(b)	October 1, 2025	(c)	$18,790	$3,532

(a)    The aggregate cost at December 31, 2022 for federal income tax purposes was approximately $3,532.
(b)    This loan currently bears interest at 7% on any unpaid principal balance.
(c)    Payments will consist of annual interest and principal payments from October 1, 2021 to October 1, 2025.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2022	2021	2020
Balance, beginning of period	$4,978	$6,423	$7,868
Deductions:
Collections of principal	(1,446)	(1,445)	(1,445)
Balance, end of period	$3,532	$4,978	$6,423
S-3