Form 10-Q
period 2023-03-31
CAMDEN PROPERTY TRUST
filed 2023-04-28
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 21, 2023, 106,762,369 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Assets
Real estate assets, at cost
Land	$1,722,881	$1,716,273
Buildings and improvements	10,778,795	10,674,619
	$12,501,676	$12,390,892
Accumulated depreciation	(3,987,438)	(3,848,111)
Net operating real estate assets	$8,514,238	$8,542,781
Properties under development, including land	515,134	524,981
Total real estate assets	$9,029,372	$9,067,762
Accounts receivable – affiliates	12,121	13,364
Other assets, net	226,394	229,371
Cash and cash equivalents	20,419	10,687
Restricted cash	6,863	6,751
Total assets	$9,295,169	$9,327,935
Liabilities and equity
Liabilities
Notes Payable
Unsecured	$3,232,682	$3,165,924
Secured	515,134	514,989
Accounts payable and accrued expenses	191,468	211,370
Accrued real estate taxes	48,084	95,551
Distributions payable	110,444	103,628
Other liabilities	193,804	179,552
Total liabilities	$4,291,616	$4,271,014
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 117,738 and 117,734 issued; 115,652 and 115,636 outstanding at March 31, 2023 and December 31, 2022, respectively	1,156	1,156
Additional paid-in capital	5,903,437	5,897,454
Distributions in excess of net income attributable to common shareholders	(648,457)	(581,532)
Treasury shares, at cost (8,889 and 9,090 common shares at March 31, 2023 and December 31, 2022, respectively)	(321,431)	(328,684)
Accumulated other comprehensive loss	(1,415)	(1,774)
Total common equity	$4,933,290	$4,986,620
Non-controlling interests	70,263	70,301
Total equity	$5,003,553	$5,056,921
Total liabilities and equity	$9,295,169	$9,327,935
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Property revenues	$378,163	$311,359
Property expenses
Property operating and maintenance	85,285	70,437
Real estate taxes	49,396	39,873
Total property expenses	$134,681	$110,310
Non-property income/(loss)
Fee and asset management	$578	$2,450
Interest and other income	62	2,131
Income/(loss) on deferred compensation plans	5,912	(7,497)
Total non-property income/(loss)	$6,552	$(2,916)
Other expenses
Property management	$8,297	$7,214
Fee and asset management	413	1,175
General and administrative	15,356	14,790
Interest	32,843	24,542
Depreciation and amortization	142,444	113,138
Expense/(benefit) on deferred compensation plans	5,912	(7,497)
Total other expenses	$205,265	$153,362
Gain on sale of operating property	—	36,372
Equity in income of joint ventures	—	3,048
Income from continuing operations before income taxes	$44,769	$84,191
Income tax expense	(1,150)	(590)
Net income	$43,619	$83,601
Less income allocated to non-controlling interests	(1,702)	(2,856)
Net income attributable to common shareholders	$41,917	$80,745

Earnings per share – basic	$0.39	$0.77
Earnings per share – diluted	$0.39	$0.76
Weighted average number of common shares outstanding – basic	108,568	105,336
Weighted average number of common shares outstanding – diluted	108,604	106,152
Condensed Consolidated Statements of Comprehensive Income
Net income	$43,619	$83,601
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	359	369
Comprehensive income	$43,978	$83,970
Less income allocated to non-controlling interests	(1,702)	(2,856)
Comprehensive income attributable to common shareholders	$42,276	$81,114
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended March 31, 2023

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2022	$1,156	$5,897,454	$(581,532)	$(328,684)	$(1,774)	$70,301	$5,056,921
Net income			41,917			1,702	43,619
Other comprehensive income					359		359
Net share awards		5,721		7,253			12,974
Employee share purchase plan		118					118
Conversion of operating partnership units		144				(144)	—
Cash distributions declared to equity holders ($1.00 per common share)			(108,842)			(1,596)	(110,438)
Equity, March 31, 2023	$1,156	$5,903,437	$(648,457)	$(321,431)	$(1,415)	$70,263	$5,003,553

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$43,619	$83,601
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	142,444	113,138
Gain on sale of operating property	—	(36,372)
Distributions of income from joint ventures	—	3,015
Equity in income of joint ventures	—	(3,048)
Share-based compensation	3,629	3,175
Net change in operating accounts and other	(49,981)	(41,222)
Net cash from operating activities	$139,711	$122,287
Cash flows from investing activities
Development and capital improvements, including land	$(91,908)	$(90,531)
Proceeds from sale of operating property	—	70,536
Increase in earnest money	—	(23,219)
Other	(1,627)	(5,696)
Net cash from investing activities	$(93,535)	$(48,910)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$265,000	$500,000
Repayments on unsecured revolving credit facility	(199,000)	—
Proceeds from issuance of common shares	—	26,165
Distributions to common shareholders and non-controlling interests	(103,599)	(88,786)
Other	1,267	5,758
Net cash from financing activities	$(36,332)	$443,137
Net increase in cash, cash equivalents, and restricted cash	9,844	516,514
Cash, cash equivalents, and restricted cash, beginning of period	17,438	618,980
Cash, cash equivalents, and restricted cash, end of period	$27,282	$1,135,494
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$20,419	$1,129,716
Restricted cash	6,863	5,778
Total cash, cash equivalents, and restricted cash, end of period	$27,282	$1,135,494
Supplemental information
Cash paid for interest, net of interest capitalized	$26,378	$16,581
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	110,444	100,880
Value of shares issued under benefit plans, net of cancellations	23,583	20,245
Accrual associated with construction and capital expenditures	27,413	20,564
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2023, we owned interests in, operated, or were developing 178 multifamily properties comprised of 60,652 apartment homes across the United States. Of the 178 properties, six properties were under construction as of March 31, 2023, and will consist of a total of 1,950 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights and participating rights. As of March 31, 2023, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of March 31, 2023, we held between approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2022 Annual Report on Form 10-K.
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
We did not recognize amortization expense related to in-place leases or revenue related to net below-market leases during the three months ended March 31, 2023. We recognized amortization expense related to in-place leases and revenue related to net below-market leases of approximately $6.2 million and $0.9 million, respectively, for the three months ended March 31, 2022. The weighted average amortization period for in-place leases and net below-market leases during the three months ended March 31, 2022 was approximately twelve months and ten months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. We did not record any impairment charges for the three months ended March 31, 2023 or 2022.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $5.0 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively. Capitalized real estate taxes were approximately $1.3 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
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
Financial Instrument Fair Value Disclosures. As of March 31, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
As of March 31, 2023, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2023	$731.7
2024	138.0
2025	2.2
2026	2.2
2027	2.2
Thereafter	12.7
Total	$889.0
Credit Risk. In management’s opinion, there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards as well as units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement, if any, will be considered in our calculation for diluted earnings-per-share until settlement using the if-converted method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million and 1.0 million for the three months ended March 31, 2023 and 2022, respectively. These securities, which include share awards granted and units convertible into common shares, are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$41,917	$80,745
Amount allocated to participating securities	(81)	(121)
Net income attributable to common shareholders – basic	$41,836	$80,624

Total earnings per common share – basic	$0.39	$0.77

Weighted average number of common shares outstanding – basic	108,568	105,336

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$41,836	$80,624
Income allocated to common units from continuing operations	—	291
Net income attributable to common shareholders – diluted	$41,836	$80,915

Total earnings per common share – diluted	$0.39	$0.76

Weighted average number of common shares outstanding – basic	108,568	105,336
Incremental shares issuable from assumed conversion of:
Share awards granted	36	83
Common units	—	733
Weighted average number of common shares outstanding – diluted	108,604	106,152
4. Common Shares
In May 2022, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from any sale of our common shares under the 2022 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.

The 2022 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). As of the date of this filing, we have not sold any shares or entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under this ATM program.
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
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. As of the date of this filing, there were no repurchases and the dollar value of our common equity securities authorized to be repurchased under this program is $500.0 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2023, we had approximately 106.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Dispositions
Acquisition of Land. We did not acquire any land during the three months ended March 31, 2023. During the three months ended March 31, 2022, we acquired approximately 15.9 acres of land in Richmond, Texas for future development purposes for approximately $7.8 million.
Sale of Operating Property. We did not sell any operating properties during the three months ended March 31, 2023. During the three months ended March 31, 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million.
6. Investments in Joint Ventures
On April 1, 2022, the Company purchased the remaining 68.7% ownership interests in two unconsolidated discretionary investment funds (collectively, "the Funds" or "the acquisition of the Funds") and consolidated the Funds as of the acquisition date. Prior to the acquisition, we accounted for our 31.3% ownership interest of the Funds under the equity method. The following table summarizes the statement of income data for the Funds for the period accounted for under the equity method.

(in millions)	Three Months Ended March 31, 2022
Total revenues	$37.2
Net income	7.1
Equity in income (1)	3.0
(1)Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.

Prior to the acquisition of the Funds, we earned fees for property and asset management, construction, development, and other services related to the Funds, and we eliminated fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.7 million for the three months ended March 31, 2022. After the acquisition of the Funds on April 1, 2022, we no longer earn these fees.
7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2023	December 31, 2022
Commercial banks
5.84% Term Loan, due 2024	$39.9	$39.8
5.70% Term Loan, due 2024	300.0	300.0
5.63% Unsecured revolving credit facility	108.0	42.0
	$447.9	$381.8

Senior unsecured notes
5.07% Notes, due 2023	249.9	249.8
4.36% Notes, due 2024	249.8	249.7
3.68% Notes, due 2024	249.4	249.2
3.74% Notes, due 2028	398.4	398.3
3.67% Notes, due 2029 (1)	595.6	595.5
2.91% Notes, due 2030	744.9	744.8
3.41% Notes, due 2049	296.8	296.8
	$2,784.8	$2,784.1

Total unsecured notes payable	$3,232.7	$3,165.9

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.2	$291.2
6.69% Variable Rate Notes, due 2026	166.3	166.2
6.99% Variable Rate Construction Note, due 2024	18.9	18.9
3.87% note, due 2028	38.7	38.7
Total secured notes payable	$515.1	$515.0

Total notes payable (2)	$3,747.8	$3,680.9
(1)    The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2) Unamortized debt discounts, debt issuance costs, and fair market value adjustments of $17.1 million and $18.0 million are included in notes payable as of March 31, 2023 and December 31, 2022, respectively.
We have a $300 million unsecured term loan facility with a delayed draw feature which matures in August 2024, with one option to extend the facility at our election to August 2025, and a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility and delayed term loan are based upon the Secured Overnight Financing Rate ("SOFR") plus a spread which is subject to change as our credit ratings change. Advances under our revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our revolving credit facility. Our revolving credit facility and delayed term loan are subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2023 and through the date of this filing.

Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available. At March 31, 2023, we had outstanding letters of credit totaling approximately $14.2 million, approximately $1.1 billion available under our unsecured revolving credit facility, and approximately $300.0 million outstanding on our term loan.
As a result of the acquisition of the Funds on April 1, 2022, we assumed secured mortgage loans and recorded an approximate $2.4 million fair value adjustment as a decrease to the note balances, which is being amortized over the respective debt terms. During the three months ended March 31, 2023, we recorded amortization of the fair value adjustment, which resulted in an increase to interest expense of approximately $0.1 million. As of March 31, 2023, approximately $1.8 million of the fair value adjustment remained unamortized.
We had outstanding floating rate debt of approximately $633.1 million and $539.9 million at March 31, 2023 and 2022, respectively. The weighted average interest rate on such debt was approximately 6.0% and 1.3% for the three months ended March 31, 2023 and 2022, respectively.
Our indebtedness had a weighted average maturity of approximately 6.1 years at March 31, 2023. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2023:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2023	$247.5	5.1%
2024	556.5	4.2
2025	297.8	5.7
2026	188.9	6.4
2027	280.9	4.6
Thereafter	2,176.2	3.4
Total	$3,747.8	4.1%
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
Designated Hedges. The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. At March 31, 2023 and 2022, we had no designated hedges outstanding.
As of the three months ended March 31, 2023 and 2022, there were no unrealized gains or losses recognized in other comprehensive income related to derivative financial instruments. During each of the three months ended March 31, 2023 and 2022, approximately $0.3 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense for derivative financial instruments settled in prior periods.

9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of March 31, 2023, there were approximately 5.2 million common shares available under the 2018 Share Plan, which would result in approximately 1.5 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $3.9 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively. Total capitalized compensation costs for share awards were approximately $1.7 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.
A summary of activity under our share incentive plans for the three months ended March 31, 2023 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2022	164,647	$132.99
Granted	202,594	117.56
Vested	(166,292)	121.69
Forfeited	(1,778)	131.04
Total nonvested share awards outstanding at March 31, 2023	199,171	$126.75
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
The weighted average fair value of share awards granted during the three months ended March 31, 2023 and 2022 was $117.56 per share and $163.64 per share, respectively. The total fair value of shares vested was approximately $20.2 million and $17.8 million during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the unamortized value of previously issued unvested share awards was approximately $22.7 million which is expected to be amortized over the next three years.
10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Change in assets:
Other assets, net	$4,044	$(9,613)
Change in liabilities:
Accounts payable and accrued expenses	(20,000)	(13,109)
Accrued real estate taxes	(47,467)	(29,708)
Other liabilities	12,539	10,266
Other	903	942
Change in operating accounts and other	$(49,981)	$(41,222)

11. Commitments and Contingencies
Construction Contracts. As of March 31, 2023, we estimated the total additional cost to complete the six properties currently under construction to be approximately $267.7 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages.
Litigation. We are subject to various legal proceedings and claims which arise in the ordinary course of business. Matters which arise out of allegation of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these legal proceedings and claims cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.
We have been named as a defendant in several cases alleging antitrust violations by a seller of revenue management software and owners and/or operators of multi-family housing, including us, which utilize this software. The complaints allege collusion among defendants to fix rents in violation of Section 1 of the Sherman Act. The first case naming us was filed on November 10, 2022. On April 10, 2023, the U.S. Judicial Panel on Multidistrict Litigation consolidated more than 20 cases, including those filed against us, into a single federal court in the Middle District of Tennessee. We believe these lawsuits are without merit and intend to vigorously defend the actions. At this stage of the proceedings, it is not possible to predict or determine the outcome nor is it possible to estimate the amount of loss, if any, associated with an adverse decision.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2023, we had approximately $1.1 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million was non-refundable.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the three months ended March 31, 2023. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.0 million for each of the three months ended March 31, 2023 and 2022. The following is a summary of our maturities of our lease liabilities as of March 31, 2023:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2023	$2.5
2024	3.1
2025	2.3
2026	0.4
2027	0.1
Thereafter	—
Less: discount for time value	(0.6)
Lease liability as of March 31, 2023	$7.8

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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022 as income tax expense. Income taxes for the three months ended March 31, 2023 primarily related to state income tax. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2023.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2023				December 31, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$123.1	$—	$—	$123.1	$120.7	$—	$—	$120.7
(1)Approximately $7.4 million and $3.6 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any asset acquisitions of operating properties or impairments during each of the three months ended March 31, 2023 and 2022.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2023 and December 31, 2022, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	March 31, 2023		December 31, 2022
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,114.7	$2,843.0	$3,114.0	$2,806.1
Floating rate notes payable (1)	633.1	633.5	566.9	566.8
(1) Includes balances outstanding under our unsecured revolving credit facility at March 31, 2023 and December 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
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
For a discussion of risks in response to recent bank failures, see "Because of recent deterioration of the credit and capital markets, we may be unable to obtain debt financing from sources other than our unsecured revolving credit facility on acceptable terms or at all" under Item 1A, "Risk Factors." Factors which may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:

•Because of recent deterioration of the credit and capital markets, we may be unable to obtain debt financing from sources other than our unsecured revolving credit facility on acceptable terms or at all;
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
•We have significant debt which could have adverse consequences;
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
•Environmental, Social, and Governance factors may impose additional costs and/or expose us to new risks;
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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of March 31, 2023, we owned interests in, operated, or were developing 178 multifamily properties comprised of 60,652 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
During the three months ended March 31, 2023, our results reflect an increase in same store revenues of approximately 8.0% as compared to the same period in 2022. The increase was primarily due to higher average rental rates, which we believe was primarily attributable to job growth, favorable demographics with a higher propensity to rent versus buy, higher demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We currently believe the supply of multifamily homes will remain at manageable levels during 2023 in the submarkets and asset classes in which we operate. However, if economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $41.9 million and $80.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily due to a gain on sale of an operating property in Largo, Maryland during the first quarter of 2022. The decrease was also due to higher depreciation and interest expense and lower equity in income of joint ventures during the three months ended March 31, 2023, primarily due to our purchase of the remaining 68.7% ownership interests in two unconsolidated investment funds (collectively, "the Funds" or "the acquisition of the Funds") on April 1, 2022. The decrease was partially offset by a 21.1% increase in property operations primarily related to non-same store, same store, and development and lease up communities during the three months ended March 31, 2023 as compared to the same period in 2022. See further discussion of our 2023 operations as compared to 2022 in "Results of Operations," below.
Construction Activity
At March 31, 2023, we had a total of six properties under construction comprising 1,950 apartment homes. As of March 31, 2023, we estimated the total additional cost to complete the construction of these six properties is approximately $267.7 million.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels, leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from the ATM programs, and other unsecured borrowings or secured mortgages.
As of March 31, 2023, we had approximately $1.1 billion available under our $1.2 billion unsecured revolving credit facility. As of March 31, 2023 and through the date of this filing, we also had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2022 ATM program and the ability to issue debt and equity under our automatic shelf registration statement. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $500.0 million which represents approximately 13.3% of our total outstanding debt, and excludes amortization of debt discounts, and debt issuance costs. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2023		December 31, 2022
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,154	26	9,154	26
Dallas, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,192	17
Atlanta, Georgia	4,862	15	4,862	15
Phoenix, Arizona	4,029	13	4,029	13
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Raleigh, North Carolina	3,252	9	3,252	9
Charlotte, North Carolina	3,104	14	3,104	14
Tampa, Florida	3,104	8	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	2,663	7	2,663	7
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,702	172	58,702	172
Properties Under Construction
Raleigh, North Carolina	789	2	789	2
Phoenix, Arizona	397	1	397	1
Charlotte, North Carolina	387	1	387	1
Houston, Texas	377	2	377	2
Total Properties Under Construction	1,950	6	1,950	6
Total Properties	60,652	178	60,652	178
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the three months ended March 31, 2023, stabilization was achieved at one operating property as follows:

Stabilized Property and Location	Number of Homes	Date of Construction Completion	Date of Stabilization
Operating Properties
Camden Atlantic	269	4Q22	1Q23
Plantation, FL
Properties Under Development
Our condensed consolidated balance sheet at March 31, 2023 includes approximately $515.1 million related to properties under development and land. Of this amount, approximately $270.1 million related to our properties currently under construction. In addition, we had approximately $245.0 million primarily invested in land held for future development.

Properties Under Construction. At March 31, 2023, we had six properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden Tempe II (1)
Tempe, AZ	397	$115.0	$104.4	$16.7	3Q23	2Q24
Camden NoDa (2)
Charlotte, NC	387	108.0	101.6	66.1	4Q23	1Q25
Camden Durham
Durham, NC	420	145.0	95.7	95.7	2Q24	4Q25
Camden Village District
Raleigh, NC	369	138.0	45.4	45.4	2Q25	4Q26
Camden Woodmill Creek
The Woodlands, TX	189	75.0	28.9	28.9	3Q24	4Q24
Camden Long Meadow Farms
Richmond, TX	188	80.0	17.3	17.3	3Q24	4Q24

Total	1,950	$661.0	$393.3	$270.1
(1) Property in lease-up and was 73% leased at April 26, 2023.
(2) Property in lease-up and was 37% leased at April 26, 2023.
Development Pipeline Communities. At March 31, 2023, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Blakeney
Charlotte, NC	349	$120.0	$22.7
Camden South Charlotte
Charlotte, NC	420	135.0	25.7
Camden Nations
Nashville, TN	393	175.0	35.1
Camden Baker
Denver, CO	435	165.0	30.3
Camden Paces III
Atlanta, GA	350	100.0	21.0
Camden Highland Village II
Houston, TX	300	100.0	9.9
Camden Arts District
Los Angeles, CA	354	150.0	41.7
Camden Gulch
Nashville, TN	480	260.0	44.9
Camden Downtown II
Houston, TX	271	145.0	13.7
Total	3,352	$1,350.0	$245.0
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
Reconciliations of net income to NOI for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$43,619	$83,601
Less: Fee and asset management income	(578)	(2,450)
Less: Interest and other income	(62)	(2,131)
Less: (Income)/loss on deferred compensation plans	(5,912)	7,497
Plus: Property management expense	8,297	7,214
Plus: Fee and asset management expense	413	1,175
Plus: General and administrative expense	15,356	14,790
Plus: Interest expense	32,843	24,542
Plus: Depreciation and amortization expense	142,444	113,138
Plus: Expense/(benefit) on deferred compensation plans	5,912	(7,497)
Less: Gain on sale of operating property	—	(36,372)
Less: Equity in income of joint ventures	—	(3,048)
Plus: Income tax expense	1,150	590
Net operating income	$243,482	$201,049

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2023 as compared to the same period in 2022:

($ in thousands)	Homes at	Three Months Ended March 31,		Change
	3/31/2023	2023	2022	$	%
Property revenues:
Same store communities	48,137	$310,126	$287,206	$22,920	8.0%
Non-same store communities	10,565	64,109	19,584	44,525	*
Development and lease-up communities	1,950	1,344	—	1,344	100.0
Dispositions/Other	—	2,584	4,569	(1,985)	(43.4)
Total property revenues	60,652	$378,163	$311,359	$66,804	21.5%
Property expenses:
Same store communities	48,137	$108,721	$100,808	$7,913	7.8%
Non-same store communities	10,565	24,398	7,127	17,271	*
Development and lease-up communities	1,950	492	—	492	100.0
Dispositions/Other	—	1,070	2,375	(1,305)	(54.9)
Total property expenses	60,652	$134,681	$110,310	$24,371	22.1%
Property NOI:
Same store communities	48,137	$201,405	$186,398	$15,007	8.1%
Non-same store communities	10,565	39,711	12,457	27,254	*
Development and lease-up communities	1,950	852	—	852	100.0
Dispositions/Other	—	1,514	2,194	(680)	(31.0)
Total property NOI	60,652	$243,482	$201,049	$42,433	21.1%
* Not a meaningful percentage.
(1)    Same store communities are communities we wholly-owned and were stabilized since January 1, 2022, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2022, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures which improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2022, excluding properties held for sale. Dispositions/Other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses, including net below market leases, casualty-related expenses net of recoveries and severance related costs.
Same Store Analysis
Same store property NOI increased approximately $15.0 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to an increase of approximately $22.9 million in same store property revenues which was partially offset by an increase in property expenses of approximately $7.9 million.
The $22.9 million increase in same store property revenues during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to a $21.5 million increase in rental revenues comprised of a 10.7% increase in average rental rates and higher other rental income, partially offset by lower occupancy and reletting fees, net of uncollectible revenue. The increase was also due to an increase of approximately $1.2 million in income from our utility and other rebilling programs and an increase of $0.2 million related to fees and other income.
The $7.9 million increase in same store property expenses during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to higher property insurance expense of approximately $2.8 million, higher real estate taxes of approximately $2.7 million as a result of higher valuations at a number of our communities, higher repairs and maintenance expenses of $1.6 million, and higher utilities expense and other property expenses of $1.3 million. These increases were partially offset by a net decrease in salaries and general and administrative expenses of approximately $0.5 million, which was primarily due to our reducing and centralizing our workforce to manage certain responsibilities for all our communities in April 2022. The centralization of workforce is now being recorded in general and administrative expenses.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $28.1 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in Property NOI was comprised of increases from non-same store communities of approximately $27.3 million and increases from development and lease-up communities of approximately $0.8 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase in property NOI from our non-same store communities was primarily due to our acquisition of the Funds on April 1, 2022 and the stabilization of three operating properties in 2022 and one operating property during the three months ended March 31, 2023.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended March 31, 2023 as compared to 2022

Property Revenues:
Revenues from acquisitions	$39.7
Revenues from non-same store stabilized properties	3.8
Revenues from development and lease-up properties	1.3
Other	1.1
$45.9
Property Expenses:
Expenses from acquisitions	$16.0
Expenses from non-same store stabilized properties	0.8
Expenses from development and lease-up properties	0.5
Other	0.5
$17.8
Property NOI:
NOI from acquisitions	$23.7
NOI from non-same store stabilized properties	3.0
NOI from development and lease-up properties	0.8
Other	0.6
$28.1
Dispositions/Other Property Analysis
Dispositions/Other property NOI decreased approximately $0.7 million for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily due to the disposition of one operating property in March 2022.
Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Fee and asset management	$578	$2,450	$(1,872)	(76.4)%
Interest and other income	62	2,131	(2,069)	(97.1)%
Income/(loss) on deferred compensation plans	5,912	(7,497)	13,409	*
Total non-property income/(loss)	$6,552	$(2,916)	$9,468	(324.7)%
*    Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects, decreased approximately $1.9 million for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily due to the consolidation of the Funds on April 1, 2022, and no longer having any related fee and asset management income. The decrease was also due to lower fees earned related to decreases in third-party construction activity during the three months ended March 31, 2023 as compared to the same period in 2022.
Interest and other income decreased approximately $2.1 million for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease during the three months ended March 31, 2023 was primarily due to an earn-out received and recognized during the three months ended March 31, 2022 related to a technology joint venture sold in September 2020.
Our deferred compensation plans recognized income of approximately $5.9 million during the three months ended March 31, 2023 as compared to incurring a loss of approximately $7.5 million during the three months ended March 31, 2022. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense/(benefit) related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Property management	$8,297	$7,214	$1,083	15.0%
Fee and asset management	413	1,175	(762)	(64.9)
General and administrative	15,356	14,790	566	3.8
Interest	32,843	24,542	8,301	33.8
Depreciation and amortization	142,444	113,138	29,306	25.9
Expense/(benefit) on deferred compensation plans	5,912	(7,497)	13,409	*
Total other expenses	$205,265	$153,362	$51,903	33.8%
*    Not a meaningful percentage.
    Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.1 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase for the three months ended March 31, 2023 was primarily related to higher salaries, benefits, and incentive compensation costs primarily due to higher regional salary related costs which were previously allocated to fee and asset management expense and now recognized in property management expense upon our consolidating the Funds on April 1, 2022. Property management expenses were 2.2% of total property revenues for the three months ended March 31, 2023 and were 2.3% of total property revenues for the three months ended March 31, 2022.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party projects decreased approximately $0.8 million during the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily due to our consolidating the Funds on April 1, 2022, and no longer having any related fee and asset management expenses.
General and administrative expense increased approximately $0.6 million during the three months ended March 31, 2023 as compared to the same period in 2022. Excluding income/(loss) on deferred compensation plans, general and administrative expenses were 4.1% and 4.7% of total revenues for the three months ended March 31, 2023 and 2022, respectively.
Interest expense increased approximately $8.3 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to an increase in interest expense related to our assuming approximately $515 million of secured mortgage debt upon completion of the acquisition of the Funds on April 1, 2022. The increase was also due to interest expense related to a $300 million term loan entered into in December 2022 and higher interest expense recognized on our unsecured revolving credit facility resulting from higher interest rates and an increase in average balances outstanding. The increase was partially offset by lower interest expense related to the repayment of a $350 million, 3.15% senior unsecured note payable in December 2022 and higher capitalized interest during the three months ended March 31, 2023 resulting from higher interest rates on our unsecured revolving credit facility.
Depreciation and amortization expense increased approximately $29.3 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to higher depreciation related to our acquisition of the Funds on April 1, 2022, and the completion of apartment homes in our development pipeline and the completion of repositions during 2022 and 2023. The increase was partially offset by higher amortization of in-place leases during the three months ended March 31, 2022 related to the acquisition of one operating property in August 2021 and one operating property in October 2021.

Our deferred compensation plans incurred an expense of approximately $5.9 million for the three months ended March 31, 2023 as compared to recognizing a benefit of approximately $7.5 million during the three months ended March 31, 2022. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income/(loss) related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended March 31,		Change
($ in thousands)	2023	2022	$	%
Gain on sale of operating property	$—	$36,372	$(36,372)	—%
Equity in income of joint ventures	$—	$3,048	$(3,048)	(100.0)%
Income tax expense	$(1,150)	$(590)	$(560)	94.9%
The $36.4 million gain on sale during the three months ended March 31, 2022 was due to the disposition of one operating property located in Largo, Maryland.
Equity in income of joint ventures decreased approximately $3.0 million for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was due to our consolidating the Funds on April 1, 2022.
Income tax expense increased approximately $0.6 million for the three months ended March 31, 2023, respectively, as compared to the same period in 2022. The increase was primarily due to higher state income taxes due to our acquiring the Funds on April 1, 2022, partially offset by a decrease in taxable income due to lower third-party construction activities in a taxable REIT subsidiary.
Funds from Operations ("FFO"), Core FFO, and Core Adjusted FFO ("Core AFFO")
Management considers FFO, Core FFO, and Core AFFO to be appropriate supplementary measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO in accordance with the 2018 NAREIT FFO White Paper which defines FFO as net income (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains (or losses) from the sale of certain real estate assets (depreciable real estate), impairments of certain real estate assets (depreciable real estate), gains (or losses) from change in control, and adjustments for unconsolidated joint ventures to reflect FFO on the same basis. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of depreciable real estate and depreciation, FFO can assist in the comparison of the operating performance of a company's real estate investments between periods or to different companies.
Core FFO represents FFO as further adjusted for items not considered part of our core business operations. We consider Core FFO to be a helpful supplemental measure of operating performance as it excludes not only depreciation expense of real estate assets, but it also excludes certain items which by their nature are not comparable period over period and therefore tends to obscure actual operating performance. Our definition of Core FFO may differ from other REITs, and there can be no assurance our basis for computing this measure is comparable to other REITs.
Core AFFO is calculated utilizing Core FFO less recurring capitalized expenditures which are necessary to help preserve the value of and maintain the functionality at our communities. We also consider Core AFFO to be a useful supplemental measure because it is frequently used by analysts and investors to evaluate a REIT's operating performance between periods or to different companies. Our definition of recurring capital expenditures may differ from other REITs, and there can be no assurance our basis for computing this measure is comparable to other REITs.
To facilitate a clear understanding of our consolidated historical operating results, we believe FFO, Core FFO, and Core AFFO should be examined in conjunction with net income attributable to common shareholders as presented in the condensed consolidated statements of income and comprehensive income and data included elsewhere in this report. FFO, Core FFO, and Core AFFO are not defined by GAAP and should not be considered alternatives to net income attributable to common shareholders as an indication of our operating performance. Additionally, FFO, Core FFO, and Core AFFO as disclosed by other REITs may not be comparable to our calculation.
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Funds from operations
Net income attributable to common shareholders	$41,917	$80,745
Real estate depreciation and amortization	139,387	110,537
Adjustments for unconsolidated joint ventures	—	2,709
Gain on sale of operating property	—	(36,372)
Income allocated to non-controlling interests	1,702	2,856
Funds from operations	$183,006	$160,475
Net below market leases	—	(861)
Casualty-related expenses, net of (recoveries)	(42)	—
Severance	—	896
Legal costs and settlements	84	—
Miscellaneous (income)/expense (1)	—	(1,877)
Core funds from operations	$183,048	$158,633

Less: recurring capitalized expenditures	(17,579)	(14,251)
Core adjusted funds from operations	$165,469	$144,382

Weighted average shares – basic	108,568	105,336
Incremental shares issuable from assumed conversion of:
Share awards granted	36	83
Common units	1,597	1,606
Weighted average shares – diluted	110,201	107,025
(1) Three months ended March 31, 2022 activity relates to proceeds from earn-out from previously sold technology investment.

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

Our interest expense coverage ratio, net of capitalized interest, was approximately 6.7 and 7.4 for the three months ended March 31, 2023 and 2022, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 84.0% and 100% of our properties were unencumbered as of March 31, 2023 and 2022, respectively. Our weighted average maturity of debt was approximately 6.1 years at March 31, 2023.
Our primary sources of liquidity is cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:

•normal recurring operating expenses;
•current debt service requirements including scheduled debt maturities;
•recurring and non-recurring capital expenditures;
•funding of property developments, repositions, redevelopments, and acquisitions; and
•the minimum dividend payments required to maintain our REIT qualification under the Code.
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
Cash Flows
At March 31, 2023, we had cash, cash equivalents and restricted cash of approximately $27.3 million as compared to $1.1 billion at March 31, 2022. On April 1, 2022, we purchased the remaining 68.7% ownership interests in the Funds for cash consideration of $1.1 billion, after adjusting for assumption of $515 million of existing secured mortgage debt of the Funds which remained outstanding. We funded this transaction with cash on hand. The following is further discussion of our cash flows for the three months ended March 31, 2023 as compared to the same period in 2022.

Net cash from operating activities was approximately $139.7 million during the three months ended March 31, 2023 as compared to approximately $122.3 million for the same period in 2022. The increase was primarily due to the increase in cash from property operations due to the acquisition of the Funds on April 1, 2022, and the growth attributable to our same store, non-same store and development and lease-up communities. The increase was partially offset by higher real estate tax payments related to the acquisition of the Funds. See further discussion of our 2023 operations as compared to 2022 in "Results of Operations."

Net cash used in investing activities during the three months ended March 31, 2023 totaled approximately $93.5 million as compared to $48.9 million during the same period in 2022. Cash outflows during the three months ended March 31, 2023 primarily related to amounts paid for property development and capital improvements of approximately $91.9 million. Cash outflows during the three months ended March 31, 2022 primarily related to amounts paid for property developments and capital improvements of approximately $90.5 million, and an increase in earnest money of approximately $23.2 million primarily related to an acquisition of a 42.6 acre land parcel completed in April 2022. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $70.5 million. The increase in property development and capital improvements for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to higher reposition expenditures, partially offset by the acquisition of approximately 15.9 acres of land in 2022, and the timing and completion of two operating properties in 2023 and 2022. The property development and capital improvements during the three months ended March 31, 2023 and 2022, included the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Expenditures for new development, including land	$40.5	$48.5
Capital expenditures	20.6	20.3
Reposition expenditures	21.0	14.3
Direct real estate taxes and capitalized interest and other indirect costs	9.8	7.4
Total	$91.9	$90.5

Net cash used in financing activities totaled approximately $36.3 million for the three months ended March 31, 2023 as compared to net cash from financing activities of $443.1 million during the same period in 2022. Cash outflows during the three months ended March 31, 2023 primarily related to $103.6 million used for distributions to common shareholders and non-controlling interest holders, partially offset by net proceeds of $66.0 million of borrowings from our unsecured revolving credit facility. Cash inflows during the three months ended March 31, 2022 primarily related to net proceeds of $500.0 million of borrowings from our unsecured revolving credit facility, and net proceeds of $26.2 million from the issuance of approximately 0.2 million common shares from our ATM programs. These cash inflows during 2022 were partially offset by $88.8 million used for distributions to common shareholders and non-controlling interest holders.

Financial Flexibility

We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon SOFR plus a spread which is subject to change as our credit ratings change. Advances under our revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our revolving credit facility. Our revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2023 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available. At March 31, 2023, we had outstanding letters of credit totaling approximately $14.2 million, and approximately $1.1 billion available under our unsecured revolving credit facility.
In May 2022, we created an ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. The proceeds from the sale of our common shares under the 2022 ATM program are intended to be used for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we have not sold any shares or entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under this ATM program.
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody's, Fitch, and Standard and Poor's, which are currently A3 with stable outlook, A- with stable outlook, and A- with stable outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and or borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $500.0 million which represents approximately 13.3% of our total outstanding debt, and excludes amortization of debt discounts, and debt issuance costs. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
As of March 31, 2023, we estimated the additional cost to complete the construction of six properties to be approximately $267.7 million. Of this amount, we expect to incur costs between approximately $175 million and $185 million during the remainder of 2023 and to incur the remaining costs during 2024 through 2025. Additionally, we expect to incur costs between approximately $60 million and $80 million related to the start of new development activities, between approximately $80 million and $84 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $80 million and $84 million of additional recurring capital expenditures.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages. We continue to evaluate our portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In February 2023, our Board of Trust Managers declared a quarterly dividend of $1.00 per common share to our common shareholders of record as of March 31, 2023. The quarterly dividend was subsequently paid on April 17, 2023, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2023, our annualized dividend rate would be $4.00 per share or unit.

Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
None

Item 1A.     Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factor below and those presented in our Annual Report on Form 10-K, Part 1, Item 1A, for the year ended December 31, 2022.
Risks Associated with Capital Markets, Credit Markets, and Real Estate

Because of the recent deterioration of the credit and capital markets, we may be unable to obtain debt financing from sources other than our unsecured revolving credit facility on acceptable terms or at all.
In efforts to curb potential rising inflation, the Federal Reserve has continued to increase interest rates. Additionally, as a result of concern about the recent deterioration in the financial markets, including the recent failures of banks, the cost of obtaining debt from credit and capital markets has increased as many lenders have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers. If we need to incur debt from a source other than our unsecured revolving credit facility, we cannot be certain the additional financing will be available to the extent required and on acceptable terms. If debt financing on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended March 31, 2023.

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

3.1	Fifth Amended and Restated Bylaws of Camden Property Trust (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed on February 24, 2023 (File No. 1-12110))

3.2	First Amendment to the Sixth Amended and Restated Bylaws of Camden Property Trust (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed on April 27, 2023 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated April 28, 2023

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated April 28, 2023

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	April 28, 2023
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer