Form 10-Q
period 2023-06-30
CAMDEN PROPERTY TRUST
filed 2023-08-04
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 28, 2023, 106,770,537 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Assets
Real estate assets, at cost
Land	$1,727,182	$1,716,273
Buildings and improvements	10,848,837	10,674,619
	$12,576,019	$12,390,892
Accumulated depreciation	(4,113,095)	(3,848,111)
Net operating real estate assets	$8,462,924	$8,542,781
Properties under development, including land	516,543	524,981
Total real estate assets	$8,979,467	$9,067,762
Accounts receivable – affiliates	12,121	13,364
Other assets, net	239,958	229,371
Cash and cash equivalents	20,326	10,687
Restricted cash	8,531	6,751
Total assets	$9,260,403	$9,327,935
Liabilities and equity
Liabilities
Notes Payable
Unsecured	$3,352,415	$3,165,924
Secured	330,015	514,989
Accounts payable and accrued expenses	192,613	211,370
Accrued real estate taxes	93,642	95,551
Distributions payable	110,465	103,628
Other liabilities	189,711	179,552
Total liabilities	$4,268,861	$4,271,014
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000 shares authorized; 117,738 and 117,734 issued; 115,639 and 115,636 outstanding at June 30, 2023 and December 31, 2022, respectively	1,156	1,156
Additional paid-in capital	5,907,828	5,897,454
Distributions in excess of net income attributable to common shareholders	(666,218)	(581,532)
Treasury shares, at cost (8,868 and 9,090 common shares at June 30, 2023 and December 31, 2022, respectively)	(320,675)	(328,684)
Accumulated other comprehensive loss	(1,057)	(1,774)
Total common equity	$4,921,034	$4,986,620
Non-controlling interests	70,508	70,301
Total equity	$4,991,542	$5,056,921
Total liabilities and equity	$9,260,403	$9,327,935
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Property revenues	$385,499	$361,716	$763,662	$673,075
Property expenses
Property operating and maintenance	87,742	79,418	$173,027	$149,855
Real estate taxes	49,855	48,393	99,251	88,266
Total property expenses	$137,597	$127,811	$272,278	$238,121
Non-property income/(loss)
Fee and asset management	$718	$1,190	$1,296	$3,640
Interest and other income	431	662	493	2,793
Income/(loss) on deferred compensation plans	2,844	(14,678)	8,756	(22,175)
Total non-property income/(loss)	$3,993	$(12,826)	$10,545	$(15,742)
Other expenses
Property management	$8,751	$7,282	$17,048	$14,496
Fee and asset management	420	359	833	1,534
General and administrative	15,863	15,734	31,219	30,524
Interest	33,578	29,022	66,421	53,564
Depreciation and amortization	143,054	157,734	285,498	270,872
Expense/(benefit) on deferred compensation plans	2,844	(14,678)	8,756	(22,175)
Total other expenses	$204,510	$195,453	$409,775	$348,815
Loss on early retirement of debt	(2,513)	—	(2,513)	—
Gain on sale of operating property	48,919	—	48,919	36,372
Gain on acquisition of unconsolidated joint venture interests	—	474,146	—	474,146
Equity in income of joint ventures	—	—	—	3,048
Income from continuing operations before income taxes	$93,791	$499,772	$138,560	$583,963
Income tax expense	(851)	(886)	(2,001)	(1,476)
Net income	$92,940	$498,886	$136,559	$582,487
Less income allocated to non-controlling interests	(1,841)	(1,571)	(3,543)	(4,427)
Net income attributable to common shareholders	$91,099	$497,315	$133,016	$578,060

Earnings per share – basic	$0.84	$4.59	$1.22	$5.41
Earnings per share – diluted	$0.84	$4.54	$1.22	$5.37
Weighted average number of common shares outstanding – basic	108,663	108,106	108,616	106,729
Weighted average number of common shares outstanding – diluted	109,392	109,745	108,636	108,393
Condensed Consolidated Statements of Comprehensive Income
Net income	$92,940	$498,886	$136,559	$582,487
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	358	369	717	738
Comprehensive income	$93,298	$499,255	$137,276	$583,225
Less income allocated to non-controlling interests	(1,841)	(1,571)	(3,543)	(4,427)
Comprehensive income attributable to common shareholders	$91,457	$497,684	$133,733	$578,798
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the six months ended June 30, 2023

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2022	$1,156	$5,897,454	$(581,532)	$(328,684)	$(1,774)	$70,301	$5,056,921
Net income			133,016			3,543	136,559
Other comprehensive income					717		717
Net share awards		10,078		7,758			17,836
Employee share purchase plan		538		251			789
Conversion of operating partnership units		144				(144)	—
Cash distributions declared to equity holders ($2.00 per common share)			(217,702)			(3,192)	(220,894)
Other		(386)					(386)
Equity, June 30, 2023	$1,156	$5,907,828	$(666,218)	$(320,675)	$(1,057)	$70,508	$4,991,542

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended June 30, 2023

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, March 31, 2023	$1,156	$5,903,437	$(648,457)	$(321,431)	$(1,415)	$70,263	$5,003,553
Net income			91,099			1,841	92,940
Other comprehensive income					358		358
Net share awards		4,357		505			4,862
Employee share purchase plan		420		251			671
Cash distributions declared to equity holders ($1.00 per common share)			(108,860)			(1,596)	(110,456)
Other		(386)					(386)
Equity, June 30, 2023	$1,156	$5,907,828	$(666,218)	$(320,675)	$(1,057)	$70,508	$4,991,542

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$136,559	$582,487
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	285,498	270,872
Loss on early retirement of debt	2,513	—
Gain on sale of operating property	(48,919)	(36,372)
Gain on acquisition of unconsolidated joint venture interests	—	(474,146)
Distributions of income from joint ventures	—	3,015
Equity in income of joint ventures	—	(3,048)
Share-based compensation	7,098	6,442
Net change in operating accounts and other	(16,107)	(18,616)
Net cash from operating activities	$366,642	$330,634
Cash flows from investing activities
Development and capital improvements, including land	$(196,271)	$(250,988)
Acquisition of joint venture interests, net of cash acquired	—	(1,066,051)
Proceeds from sale of operating property	60,359	70,536
Other	(3,784)	(8,001)
Net cash from investing activities	$(139,696)	$(1,254,504)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$934,000	$560,000
Repayments on unsecured revolving credit facility	(499,000)	(510,000)
Repayment of notes payable, including prepayment penalties	(437,749)	—
Proceeds from issuance of common shares	—	516,758
Distributions to common shareholders and non-controlling interests	(214,011)	(189,638)
Other	1,233	6,428
Net cash from financing activities	$(215,527)	$383,548
Net increase/(decrease) in cash, cash equivalents, and restricted cash	11,419	(540,322)
Cash, cash equivalents, and restricted cash, beginning of period	17,438	618,980
Cash, cash equivalents, and restricted cash, end of period	$28,857	$78,658
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$20,326	$72,095
Restricted cash	8,531	6,563
Total cash, cash equivalents, and restricted cash, end of period	$28,857	$78,658
Supplemental information
Cash paid for interest, net of interest capitalized	$65,103	$51,941
Cash paid for income taxes	3,021	2,818
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	110,465	103,621
Value of shares issued under benefit plans, net of cancellations	25,070	21,739
Accrual associated with construction and capital expenditures	22,342	23,262
Acquisition of joint venture interests:
Mortgage debt assumed	—	514,554
Other liabilities	—	39,168
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2023, we owned interests in, operated, or were developing 177 multifamily properties comprised of 60,514 apartment homes across the United States. Of the 177 properties, five properties were under construction as of June 30, 2023, and will consist of a total of 1,553 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights and participating rights. As of June 30, 2023, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of June 30, 2023, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
Acquisitions of Real Estate. Upon an acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition; the net carrying value of in-place leases are included in other assets, net, and the net carrying value of above or below market leases are included in other liabilities, net in our condensed consolidated balance sheets.
We did not recognize amortization expense related to in-place leases or revenue related to net below-market leases during the three or six months ended June 30, 2023. We recognized amortization expense related to in-place leases of approximately $19.4 million and $25.6 million and recognized revenue related to net below-market leases of $3.4 million and $4.3 million for the three and six months ended June 30, 2022, respectively.
During the three and six months ended June 30, 2022, the weighted average amortization periods for in-place leases were approximately nine months and eight months, respectively, and the weighted average amortization periods for net below-market leases were approximately eight months and seven months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. We did not record any impairment charges for the three or six months ended June 30, 2023 or 2022.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $5.0 million and $4.5 million for the three months ended June 30, 2023 and 2022, respectively, and was approximately $10.0 million and $8.5 million for the six months ended June 30, 2023 and 2022, respectively. Capitalized real estate taxes were approximately $0.8 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and were approximately $2.1 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively.
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
Financial Instrument Fair Value Disclosures. As of June 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts and presented as property revenues, and include rental revenue as well as revenue under contractual terms for other services provided to our customers. As a lessor, we have also elected practical expedients to: i) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and ii) exclude from lease revenues the sales taxes collected from lessees and certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. Details of our material revenue streams are discussed below:
Property Revenues: We earn rental revenue from operating lease contracts for the use of dedicated spaces within owned assets, which is our only underlying asset class. We recognize rental revenues from these lease contracts on a straight-line basis over the applicable lease term, net of amounts related to lease contracts identified as uncollectible. We also earn revenues under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees. These amounts received under contractual terms for other services are charged to our residents and recognized monthly as earned. Any identified uncollectible amounts related to individual lease contracts are presented as an adjustment to property revenue. Any renewal options of real estate lease contracts are considered a new and separate contract which will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
As of June 30, 2023, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2023	$561.0
2024	323.5
2025	4.1
2026	3.8
2027	3.3
Thereafter	9.3
Total	$905.0
Credit Risk. In management’s opinion, there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards as well as units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement, if any, will be considered in our calculation for diluted earnings-per-share until settlement using the if-converted method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.1 million and 1.8 million for the three and six months ended June 30, 2023, respectively, and approximately 0.1 million for each of the three and six months ended June 30, 2022. These securities, which include share awards granted and units convertible into common shares, are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$91,099	$497,315	$133,016	$578,060
Amount allocated to participating securities	(151)	(740)	(236)	(900)
Net income attributable to common shareholders – basic	$90,948	$496,575	$132,780	$577,160

Total earnings per common share – basic	$0.84	$4.59	$1.22	$5.41

Weighted average number of common shares outstanding – basic	108,663	108,106	108,616	106,729

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$90,948	$496,575	$132,780	$577,160
Income allocated to common units from continuing operations	567	1,571	—	4,427
Net income attributable to common shareholders – diluted	$91,515	$498,146	$132,780	$581,587

Total earnings per common share – diluted	$0.84	$4.54	$1.22	$5.37

Weighted average number of common shares outstanding – basic	108,663	108,106	108,616	106,729
Incremental shares issuable from assumed conversion of:
Share awards granted	4	33	20	58
Common units	725	1,606	—	1,606
Weighted average number of common shares outstanding – diluted	109,392	109,745	108,636	108,393
4. Common Shares
In May 2023, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2023 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the proceeds from any sale of our common shares under the 2023 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.

The 2023 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). As of the date of this filing, we have not sold any shares or entered into any forward sales agreement under this ATM program and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under this ATM program.
In May 2022, we created an ATM share offering program through which we could, but had no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"). In May 2023, we terminated the 2022 ATM program and did not sell any shares under this program.
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. As of the date of this filing, there were no repurchases and the dollar value of our common equity securities authorized to be repurchased under this program remains at $500.0 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2023, we had approximately 106.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Dispositions
Acquisition of Land. We did not acquire any land during the three or six months ended June 30, 2023. During the three months ended June 30, 2022, we acquired two parcels of land for future development purposes totaling approximately 42.6 acres in Charlotte, North Carolina for an aggregate cost of approximately $32.7 million, and approximately 3.8 acres of land in Nashville, Tennessee for approximately $30.5 million. During the six months ended June 30, 2023, we also acquired for future development purposes approximately 15.9 acres of land in Richmond, Texas for approximately $7.8 million.
Asset Acquisition of Operating Properties. We did not acquire any operating properties during the three or six months ended June 30, 2023. On April 1, 2022, we purchased the remaining 68.7% ownership interests in two unconsolidated discretionary investment funds (collectively, "the Funds" or "the acquisition of the Funds") for cash consideration of approximately $1.1 billion, after adjusting for our assumption of approximately $515 million of existing secured mortgage debt of the Funds which remained outstanding. As a result of this acquisition, we now own 100% ownership interests in 22 multifamily communities comprised of 7,247 units located in Houston, Austin, Dallas, Tampa, Raleigh, Orlando, Washington D.C., Charlotte, and Atlanta. Prior to the acquisition, we accounted for our 31.3% ownership interests in each of these Funds in accordance with the equity method of accounting.
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
Sale of Operating Property. In June 2023, we sold one operating property comprised of 138 apartment homes located in Costa Mesa, California for approximately $61.1 million and recognized a gain of approximately $48.9 million. During the six months ended June 30, 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million. We did not sell any operating properties during the three months ended June 30, 2022.

6. Investments in Joint Ventures
On April 1, 2022, the Company obtained 100% of the ownership interests in the Funds and consolidated the Funds as of the acquisition date, as discussed in Note 5, "Acquisitions and Dispositions," above. Prior to the acquisition, we held a 31.3% ownership interest in the Funds, and accounted for these investments under the equity method. The following table summarizes the statement of income data for the Funds for the period accounted for under the equity method.

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2022 (1)	2022
Total revenues	$—	$37.2
Net income	—	7.1
Equity in income (2)	—	3.0
(1)We consolidated the operations of the Funds as of April 1, 2022 and therefore results are $0 for the three months ended June 30, 2022.
(2)Equity in income excludes our ownership interest of fee income from various services provided by us to the Funds.
Prior to the acquisition of the Funds, we earned fees for property and asset management, construction, development, and other services related to the Funds, and we eliminated fee income for services provided to the Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.7 million for the three months ended March 31, 2022. After the acquisition of the Funds on April 1, 2022, we no longer earned these fees.
7. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2023	December 31, 2022
Commercial banks
6.35% Term Loan, due 2024	$39.9	$39.8
5.95% Term Loan, due 2024	300.0	300.0
5.88% Unsecured revolving credit facility	477.0	42.0
	$816.9	$381.8

Senior unsecured notes
5.07% Notes, due 2023	—	249.8
4.36% Notes, due 2024	249.9	249.7
3.68% Notes, due 2024	249.5	249.2
3.74% Notes, due 2028	398.4	398.3
3.67% Notes, due 2029 (1)	595.8	595.5
2.91% Notes, due 2030	745.1	744.8
3.41% Notes, due 2049	296.8	296.8
	$2,535.5	$2,784.1

Total unsecured notes payable	$3,352.4	$3,165.9

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.3	$291.2
6.69% Variable Rate Notes, due 2026	—	166.2
6.99% Variable Rate Construction Note, due 2024	—	18.9
3.87% note, due 2028	38.7	38.7
Total secured notes payable	$330.0	$515.0

Total notes payable (2)	$3,682.4	$3,680.9
(1)    The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.

(2) Unamortized debt discounts, debt issuance costs, and fair market value adjustments of $15.5 million and $18.0 million are included in notes payable as of June 30, 2023 and December 31, 2022, respectively.
We have a $300 million unsecured term loan facility which matures in August 2024, with one option to extend the facility at our election to August 2025, and a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility and term loan are based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility and term loan are subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2023 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At June 30, 2023, we had outstanding letters of credit totaling approximately $17.8 million, resulting in approximately $705.2 million available under our unsecured revolving credit facility.
In May 2023, we utilized our unsecured revolving credit facility to retire our $185.2 million secured variable rate notes due in 2024 and 2026. As a result of the early repayments, we recorded a $2.5 million loss on early retirement of debt in our condensed consolidated statements of income and comprehensive income, which was comprised of approximately $1.7 million of prepayment penalties and fees and approximately $0.8 million for the write-off of applicable unamortized fair value adjustments.
In June 2023, we utilized our unsecured revolving credit facility to repay the principal amount of our 5.07% senior unsecured note payable, which matured on June 15, 2023, for a total of $250.0 million, plus accrued interest.
As a result of the acquisition of the Funds on April 1, 2022, we assumed secured mortgage loans and recorded an approximate $2.4 million fair value adjustment as a decrease to the note balances, which is being amortized over the respective debt terms as an increase to interest expense. Due to the repayment of the secured variable rate notes discussed above, approximately $0.8 million of the applicable unamortized fair value adjustment was written-off and expensed as part of the loss on the early retirement of debt. During the three and six months ended June 30, 2023, we also recorded amortization of the fair value adjustment of approximately $0.1 million and $0.3 million, respectively, and recorded approximately $0.1 million for each of the three and six months ended June 30, 2022. The remaining unamortized fair value adjustment at June 30, 2023 was approximately $0.9 million.
We had outstanding floating rate debt of approximately $816.9 million and $274.9 million at June 30, 2023 and 2022, respectively. The weighted average interest rate on such debt was approximately 5.9% and 2.9% for the six months ended June 30, 2023 and 2022, respectively.
Our indebtedness had a weighted average maturity of approximately 6.3 years at June 30, 2023. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2023:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2023	$(1.4)	—%
2024	537.6	4.2
2025	298.0	6.0
2026	22.1	4.0
2027	649.9	5.3
Thereafter	2,176.2	3.4
Total	$3,682.4	4.1%
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
Designated Hedges. The gain or loss on derivatives designated and qualifying as cash flow hedges is reported as a component of other comprehensive income or loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item. At June 30, 2023 and 2022, we had no designated hedges outstanding.
As of each of the three and six months ended June 30, 2023 and 2022, there were no unrealized gains or losses recognized in other comprehensive income related to derivative financial instruments. During each of the three months ended June 30, 2023 and 2022, approximately $0.3 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense and approximately $0.7 million was reclassified from accumulated other comprehensive income (loss) as an increase to interest expense during each of the six months ended June 30, 2023 and 2022, for derivative financial instruments settled in prior periods.
9. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of June 30, 2023, there were approximately 5.2 million common shares available under the 2018 Share Plan, which would result in approximately 1.5 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $4.0 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $7.9 million and $7.0 million for the six months ended June 30, 2023 and 2022, respectively. Total capitalized compensation costs for share awards were approximately $1.5 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $3.2 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively.
A summary of activity under our share incentive plans for the six months ended June 30, 2023 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2022	164,647	$132.99
Granted	219,250	117.02
Vested	(183,645)	120.81
Forfeited	(4,450)	131.75
Total nonvested share awards outstanding at June 30, 2023	195,802	$126.56
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
The weighted average fair value of share awards granted during the six months ended June 30, 2023 and 2022 was $117.02 per share and $161.91 per share, respectively. The total fair value of shares vested was approximately $22.2 million and $19.4 million during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the unamortized value of previously issued unvested share awards was approximately $19.4 million which is expected to be amortized over the next three years.
10. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Change in assets:
Other assets, net	$(7,249)	$(17,576)
Change in liabilities:
Accounts payable and accrued expenses	(14,893)	(19,172)
Accrued real estate taxes	(1,907)	14,302
Other liabilities	6,189	1,801
Other	1,753	2,029
Change in operating accounts and other	$(16,107)	$(18,616)
11. Commitments and Contingencies
Construction Contracts. As of June 30, 2023, we estimated the total additional cost to complete the five properties currently under construction to be approximately $212.3 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by a seller of revenue management software and owners and/or operators of multi-family housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The first case naming us was filed on November 10, 2022. On April 10, 2023, the U.S. Judicial Panel on Multidistrict Litigation consolidated more than 20 cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee. We believe these lawsuits are without merit and intend to vigorously defend the actions. At this stage of the proceedings, it is not possible to predict or determine the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2023, we had approximately $0.6 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million was non-refundable.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the six months ended June 30, 2023. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $0.9 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $1.9 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. The following is a summary of our maturities of our lease liabilities as of June 30, 2023:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2023	$1.7
2024	3.1
2025	2.3
2026	0.4
2027	0.1
Thereafter	—
Less: discount for time value	(0.5)
Lease liability as of June 30, 2023	$7.1
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2023 and 2022 as income tax expense. Income taxes for the three and six months ended June 30, 2023 primarily related to state income tax. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2023.
13. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2023				December 31, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$126.9	$—	$—	$126.9	$120.7	$—	$—	$120.7
(1)Approximately $7.5 million and $3.6 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any asset acquisitions of operating properties or impairments during the six months ended June 30, 2023. On April 1, 2022, we acquired the remaining 68.7% ownership interests in the Funds, which owned 22 multifamily communities. We consolidated these properties upon obtaining 100% ownership interests and recorded the real estate assets and identifiable above and below-market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income producing properties. Our previously held 31.3% equity interests in the Fund were also remeasured to fair value utilizing these same techniques and the fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 5, "Acquisitions and Dispositions" for further discussion about this acquisition.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2023 and December 31, 2022, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	June 30, 2023		December 31, 2022
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,865.5	$2,579.8	$3,114.0	$2,806.1
Floating rate notes payable (1)	816.9	819.9	566.9	566.8
(1) Includes balances outstanding under our unsecured revolving credit facility at June 30, 2023 and December 31, 2022.

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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of June 30, 2023, we owned interests in, operated, or were developing 177 multifamily properties comprised of 60,514 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
During the three and six months ended June 30, 2023, our results reflect an increase in same store revenues of approximately 6.1% and 7.0%, respectively, as compared to the same periods in 2022. The increases were primarily due to higher average rental rates, which we believe was primarily attributable to job growth, favorable demographics with a higher propensity to rent versus buy, higher demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We currently believe the supply of multifamily homes will remain at manageable levels during 2023 in the submarkets and asset classes in which we operate. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $91.1 million and $497.3 million for the three months ended June 30, 2023 and 2022, respectively, and $133.0 million and $578.1 million for the six months ended June 30, 2023 and 2022, respectively. The decreases during the three and six months ended June 30, 2023 as compared to the same periods in 2022 were primarily due to a $474.1 million gain recognized as a result of the remeasurement of our previously held 31.3% ownership interest in two unconsolidated Funds (collectively, "the Funds" or "the acquisition of the Funds") upon our acquiring the remaining ownership interests on April 1, 2022. The decreases were partially offset by recognizing a higher gain on sale of one operating property during the three and six months ended June 30, 2023 of approximately $48.9 million as compared to a gain during the six months ended June 30, 2022 of approximately $36.4 million. The decreases were also partially offset by higher property revenue and expenses from our same store, non-same store, and development and lease-up communities. See further discussion of our 2023 operations as compared to 2022 in "Results of Operations” below.
Construction Activity
At June 30, 2023, we had a total of five properties under construction comprising 1,553 apartment homes. As of June 30, 2023, we estimated the total additional cost to complete the construction of these five properties is approximately $212.3 million.
Dispositions
Operating property: In June 2023, we sold one operating property comprised of 138 apartment homes located in Costa Mesa, California for approximately $61.1 million and recognized a gain of approximately $48.9 million.
Other
In May 2023, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $500.0 million (the "2023 ATM program"). As of the date of this filing, we have $500.0 million available for sale under this program.
In May 2023, we utilized our unsecured revolving credit facility to retire our $185.2 million secured variable rate notes due in 2024 and 2026. As a result of the early repayments, we recorded a $2.5 million loss on early retirement of debt in our condensed consolidated statements of income and comprehensive income, which was comprised of approximately $1.7 million of prepayment penalties and fees and approximately $0.8 million for the write-off of applicable unamortized fair value adjustments.
In June 2023, we utilized our unsecured revolving credit facility to repay the principal amount of our 5.07% senior unsecured note payable, which matured on June 15, 2023, for a total of $250.0 million, plus accrued interest.

Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from the ATM program, and other unsecured borrowings or secured mortgages.
As of June 30, 2023, we had approximately $705.2 million available under our $1.2 billion unsecured revolving credit facility. As of June 30, 2023 and through the date of this filing, we also had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2023 ATM program and the ability to issue debt and equity under our automatic shelf registration statement. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $250.0 million which represents approximately 6.8% of our total outstanding debt, and excludes amortization of debt discounts, and debt issuance costs. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2023		December 31, 2022
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,154	26	9,154	26
Dallas, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,192	17
Atlanta, Georgia	4,862	15	4,862	15
Phoenix, Arizona	4,426	14	4,029	13
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Raleigh, North Carolina	3,252	9	3,252	9
Charlotte, North Carolina	3,104	14	3,104	14
Tampa, Florida	3,104	8	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	2,525	6	2,663	7
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,961	172	58,702	172
Properties Under Construction
Raleigh, North Carolina	789	2	789	2
Charlotte, North Carolina	387	1	387	1
Houston, Texas	377	2	377	2
Phoenix, Arizona	—	—	397	1
Total Properties Under Construction	1,553	5	1,950	6
Total Properties	60,514	177	60,652	178

Completed Construction in Lease-Up
At June 30, 2023, there was one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Apartment Homes	Cost Incurred (1)	% Leased at 7/31/2023	Date of Construction Completion	Estimated Date of Stabilization
Camden Tempe II (2)	397	$106.5	95%	2Q23	3Q23
Tempe, AZ
(1) Excludes leasing costs, which are expensed as incurred.
(2) Stabilization has been achieved at this property subsequent to June 30, 2023.
Properties Under Development
Our condensed consolidated balance sheet at June 30, 2023 includes approximately $516.5 million related to properties under development and land. Of this amount, approximately $261.0 million related to our properties currently under construction. In addition, we had approximately $255.5 million primarily invested in land held for future development.
Properties Under Construction. At June 30, 2023, we had five properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden NoDa (1)
Charlotte, NC	387	$108.0	$105.4	$32.8	4Q23	3Q24
Camden Durham
Durham, NC	420	145.0	110.3	110.2	2Q24	4Q25
Camden Village District
Raleigh, NC	369	138.0	55.5	55.5	2Q25	4Q26
Camden Woodmill Creek
The Woodlands, TX	189	75.0	37.4	37.4	3Q24	4Q24
Camden Long Meadow Farms
Richmond, TX	188	80.0	25.1	25.1	3Q24	4Q24
Total	1,553	$546.0	$333.7	$261.0
(1) Property in lease-up and was 64% leased at July 31, 2023.

Development Pipeline Communities. At June 30, 2023, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Blakeney
Charlotte, NC	349	$145.0	$24.3
Camden South Charlotte
Charlotte, NC	420	153.0	27.7
Camden Baker
Denver, CO	435	165.0	31.5
Camden Nations
Nashville, TN	393	175.0	36.2
Camden Gulch
Nashville, TN	480	260.0	47.3
Camden Paces III
Atlanta, GA	350	100.0	21.6
Camden Highland Village II
Houston, TX	300	100.0	10.1
Camden Arts District
Los Angeles, CA	354	150.0	42.9
Camden Downtown II
Houston, TX	271	145.0	13.9
Total	3,352	$1,393.0	$255.5
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

Reconciliations of net income to NOI for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$92,940	$498,886	$136,559	$582,487
Less: Fee and asset management income	(718)	(1,190)	(1,296)	(3,640)
Less: Interest and other income	(431)	(662)	(493)	(2,793)
Less: (Income)/loss on deferred compensation plans	(2,844)	14,678	(8,756)	22,175
Plus: Property management expense	8,751	7,282	17,048	14,496
Plus: Fee and asset management expense	420	359	833	1,534
Plus: General and administrative expense	15,863	15,734	31,219	30,524
Plus: Interest expense	33,578	29,022	66,421	53,564
Plus: Depreciation and amortization expense	143,054	157,734	285,498	270,872
Plus: Expense/(benefit) on deferred compensation plans	2,844	(14,678)	8,756	(22,175)
Plus: Loss on early retirement of debt	2,513	—	2,513	—
Less: Gain on sale of operating property	(48,919)	—	(48,919)	(36,372)
Less: Gain on acquisition of unconsolidated joint venture interests	—	(474,146)	—	(474,146)
Less: Equity in income of joint ventures	—	—	—	(3,048)
Plus: Income tax expense	851	886	2,001	1,476
Net operating income	$247,902	$233,905	$491,384	$434,954
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2023 as compared to the same periods in 2022:

($ in thousands)	Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2023	2023	2022	$	%	2023	2022	$	%
Property revenues:
Same store communities	48,137	$314,706	$296,728	$17,978	6.1%	$624,832	$583,934	$40,898	7.0%
Non-same store communities	10,427	64,296	57,972	6,324	10.9	127,259	76,491	50,768	66.4
Development and lease-up communities	1,950	2,559	21	2,538	*	3,903	21	3,882	*
Dispositions/Other	—	3,938	6,995	(3,057)	(43.7)	7,668	12,629	(4,961)	(39.3)
Total property revenues	60,514	$385,499	$361,716	$23,783	6.6%	$763,662	$673,075	$90,587	13.5%
Property expenses:
Same store communities	48,137	$109,652	$103,662	$5,990	5.8%	$218,373	$204,470	$13,903	6.8%
Non-same store communities	10,427	24,801	22,587	2,214	9.8	48,911	29,444	19,467	66.1
Development and lease-up communities	1,950	796	12	784	*	1,288	12	1,276	*
Dispositions/Other	—	2,348	1,550	798	51.5	3,706	4,195	(489)	(11.7)
Total property expenses	60,514	$137,597	$127,811	$9,786	7.7%	$272,278	$238,121	$34,157	14.3%
Property NOI:
Same store communities	48,137	$205,054	$193,066	$11,988	6.2%	$406,459	$379,464	$26,995	7.1%
Non-same store communities	10,427	39,495	35,385	4,110	11.6	78,348	47,047	31,301	66.5
Development and lease-up communities	1,950	1,763	9	1,754	*	2,615	9	2,606	*
Dispositions/Other	—	1,590	5,445	(3,855)	(70.8)	3,962	8,434	(4,472)	(53.0)
Total property NOI	60,514	$247,902	$233,905	$13,997	6.0%	$491,384	$434,954	$56,430	13.0%
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
Same Store Analysis
Same store property NOI increased approximately $12.0 million and $27.0 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.
The $12.0 million increase in same store property NOI for the three months ended June 30, 2023 was primarily due to an increase of approximately $18.0 million in same store property revenues which was partially offset by an increase in property expenses of $6.0 million, as compared to the same period in 2022.
The $18.0 million increase in same store property revenues during the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a $17.2 million increase in rental revenues comprised of an 8.4% increase in average rental rates and higher other rental income, partially offset by higher uncollectible revenue net of reletting fees. The increase was also due to an increase of approximately $1.0 million related to income from our bulk internet and other utility rebilling programs, partially offset by a decrease of $0.2 million related to fees and other income.
The $6.0 million increase in same store property expenses during the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to higher property insurance expense of approximately $2.6 million primarily due to higher premiums, higher repairs and maintenance expenses of $1.2 million, higher utilities expense of $1.0 million, higher real estate taxes of $0.6 million due to increased tax rates and property valuations, and higher property general and administrative and other property expenses of $0.6 million.
The $27.0 million increase in same store property NOI for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to an increase of approximately $40.9 million in same store property revenues which was partially offset by an increase of approximately $13.9 million in same store property expenses.
The $40.9 million increase in same store property revenues during the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a $38.7 million increase in rental revenues comprised of a 9.5% increase in average rental rates and higher other rental income and reletting fees, partially offset by higher uncollectible revenue. The increase was also due to an increase of approximately $2.2 million related to income from our bulk internet, other utility rebilling programs, and fees and other income.
The $13.9 million increase in same store property expenses during the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to higher property insurance expense of approximately $5.3 million primarily due to higher premiums, higher real estate taxes of $3.3 million due to increased tax rates and property valuations, higher repairs and maintenance expenses of $2.8 million, and higher utilities and other property expenses of $2.4 million. The increase was also due to higher property general and administrative expenses of $2.1 million, a portion of which was due to centralizing our workforce to manage certain responsibilities for all of our communities, partially offset by a decrease in salary expense of $2.0 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.9 million and $33.9 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increases were comprised of increases from non-same store communities of approximately $4.1 million and $31.3 million, and increases from development and lease-up communities of approximately $1.8 million and $2.6 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increases in property NOI from our non-same store communities were primarily due to the stabilization of three operating properties in 2022 and one operating property in 2023. The increases were also due to our acquisition of the Funds on April 1, 2022. The increases in property NOI from our development and lease-up communities were primarily due to one development community under lease-up which completed construction during the three months ended June 30, 2023.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended June 30, 2023 as compared to 2022	For the six months ended June 30, 2023 as compared to 2022

Property Revenues:
Revenues from acquisitions	$2.3	$42.0
Revenues from non-same store stabilized properties	3.3	7.0
Revenues from development and lease-up properties	2.5	3.9
Other	0.8	1.7
	$8.9	$54.6
Property Expenses:
Expenses from acquisitions	$0.2	$16.2
Expenses from non-same store stabilized properties	1.4	2.2
Expenses from development and lease-up properties	0.8	1.3
Other	0.6	1.0
	$3.0	$20.7
Property NOI:
NOI from acquisitions	$2.1	$25.8
NOI from non-same store stabilized properties	1.9	4.8
NOI from development and lease-up properties	1.7	2.6
Other	0.2	0.7
	$5.9	$33.9
Dispositions/Other Property Analysis
Dispositions/Other property NOI decreased approximately $3.9 million and $4.5 million for the three and six months ended June 30, 2023 as compared to the same periods in 2022. The decreases were primarily due to lower revenues of approximately $3.4 million related to net below market leases recognized during each of the three and six months ended June 30, 2022 related to the acquisition of the Funds in April 2022 and approximately $0.9 million of net below market leases recognized during the six months ended June 30, 2022 related to the acquisition of two operating properties in 2021. The decreases were also due to an increase of approximately $0.7 million of casualty related expenses, net of recoveries, during each of the three and six months ended June 30, 2023 as compared to the same periods in 2022. The decreases for the six months ended June 30, 2023 was partially offset by lower salaries due to an approximately $0.9 million severance expense recognized in 2022.
Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Fee and asset management	$718	$1,190	$(472)	(39.7)%	$1,296	$3,640	$(2,344)	(64.4)%
Interest and other income	431	662	(231)	(34.9)%	493	2,793	(2,300)	(82.3)%
Income/(loss) on deferred compensation plans	2,844	(14,678)	17,522	*	8,756	(22,175)	30,931	*
Total non-property income/(loss)	$3,993	$(12,826)	$16,819	(131.1)%	$10,545	$(15,742)	$26,287	(167.0)%
*    Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects, decreased approximately $0.5 million and $2.3 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The decreases were related to lower fees earned on third-party construction projects due to lower activity during the three and six months ended June 30, 2023 as compared to the same periods in 2022. The decrease during the six months ended June 30, 2023 was also due to the consolidation of the Funds on April 1, 2022, and no longer having any related fee and asset management income.
Interest and other income decreased approximately $0.2 million and $2.3 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The decrease during the six months ended June 30, 2023 was primarily due to a higher earn-out received and recognized during the six months ended June 30, 2022 as compared to the same period in 2023 related to a technology joint venture sold in September 2020.

Our deferred compensation plans recognized income of approximately $2.8 million and $8.8 million during the three and six months ended June 30, 2023, respectively, as compared to incurring a loss of approximately $14.7 million and $22.2 million during the three and six months ended June 30, 2022, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense/(benefit) related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Property management	$8,751	$7,282	$1,469	20.2%	$17,048	$14,496	$2,552	17.6%
Fee and asset management	420	359	61	17.0	833	1,534	(701)	(45.7)
General and administrative	15,863	15,734	129	0.8	31,219	30,524	695	2.3
Interest	33,578	29,022	4,556	15.7	66,421	53,564	12,857	24.0
Depreciation and amortization	143,054	157,734	(14,680)	(9.3)	285,498	270,872	14,626	5.4
Expense/(benefit) on deferred compensation plans	2,844	(14,678)	17,522	*	8,756	(22,175)	30,931	*
Total other expenses	$204,510	$195,453	$9,057	4.6%	$409,775	$348,815	$60,960	17.5%
*    Not a meaningful percentage.
    Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.5 million and $2.6 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increases were primarily related to higher salaries, benefits, and incentive compensation costs and higher conference and education costs during the three and six months ended 2023 as compared to the same periods in 2022. Property management expenses were 2.3% and 2.0% of total property revenues for the three months ended June 30, 2023 and 2022, respectively, and were 2.2% of total property revenues for each of the six months ended June 30, 2023 and 2022.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party projects increased approximately $0.1 million and decreased approximately $0.7 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The decrease during the six months ended June 30, 2023 was primarily due to our consolidating the Funds on April 1, 2022, and no longer having any related fee and asset management expenses.
General and administrative expense increased approximately $0.1 million and $0.7 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. Excluding income/(loss) on deferred compensation plans, general and administrative expenses were 4.1% and 4.3% of total revenues for the three months ended June 30, 2023 and 2022, respectively, and were 4.1% and 4.5% of total revenues for the six months ended June 30, 2023 and 2022, respectively.
Interest expense increased approximately $4.6 million and $12.9 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increases were primarily due to a $300 million term loan we entered into in December 2022, higher interest expense recognized on our unsecured revolving credit facility resulting from higher interest rates and increases in average balances outstanding, and higher interest expense recognized on all other variable rate debt due to having higher interest rates during the three and six months ended June 30, 2023 as compared to the same periods in 2022. The increase during the six months ended June 30, 2023 was also due to an increase in interest expense related to our assuming approximately $515 million of secured mortgage debt upon completion of the acquisition of the Funds on April 1, 2022.
The increases in interest expense during the three and six months ended June 30, 2023 were partially offset by lower interest expense related to the repayment of a $350 million, 3.15% senior unsecured note payable in December 2022, the repayment of a $250 million, 5.07% senior unsecured note payable in June 2023, and higher capitalized interest during the three and six months ended June 30, 2023 resulting from higher interest rates on our unsecured revolving credit facility. The higher capitalized interest during the six months ended June 30, 2023 was also due to having higher average balances in our development pipeline as compared to the same period in 2022.
Depreciation and amortization expense decreased approximately $14.7 million and increased approximately $14.6 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The decrease during the three months ended June 30, 2023 was primarily due to the amortization of in-place leases incurred during the three months ended June 30, 2022 related to the acquisition of the Funds in April 2022 being fully amortized by December 31, 2022. The decrease was partially offset by higher depreciation during the three months ended June 30, 2023 due to the completion of apartment homes in our development pipeline and completion of repositions during 2022 and 2023.
The increase during the six months ended June 30, 2023 was primarily due to higher depreciation expense related to our acquisition of the Funds on April 1, 2022, and the completion of apartment homes in our development pipeline and completion of repositions during 2022 and 2023. The increase was partially offset by the amortization of in-place leases incurred during the six months ended June 30, 2022 related to the acquisition of the Funds in April 2022 being fully amortized by December 31, 2022, and the acquisitions of two operating properties in 2021 being fully amortized by March 31, 2022.
Our deferred compensation plans incurred an expense of approximately $2.8 million and $8.8 million for the three and six months ended June 30, 2023, respectively, as compared to recognizing a benefit of approximately $14.7 million and $22.2 million during the three and six months ended June 30, 2022, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income/(loss) related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
($ in thousands)	2023	2022	$	2023	2022	$
Loss on early retirement of debt	(2,513)	—	$(2,513)	(2,513)	—	$(2,513)
Gain on sale of operating property	$48,919	$—	$48,919	$48,919	$36,372	$12,547
Gain on acquisition of unconsolidated joint venture interests	$—	$474,146	$(474,146)	$—	$474,146	$(474,146)
Equity in income of joint ventures	$—	$—	$—	$—	$3,048	$(3,048)
Income tax expense	$(851)	$(886)	$35	$(2,001)	$(1,476)	$(525)
The $2.5 million loss on early retirement of debt during the three and six months ended June 30, 2023 was due to the early repayment of our $185.2 million secured variable rate notes due in 2024 and 2026, and consisted of approximately $1.7 million of prepayment penalties and fees and approximately $0.8 million of unamortized fair value adjustments.
The $48.9 million gain on sale during the three and six months ended June 30, 2023, was due to the disposition of one operating property located in Costa Mesa, California in June 2023. The $36.4 million gain on sale during the six months ended June 30, 2022, was due to the disposition of one operating property located in Largo, Maryland during the first quarter of 2022.
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
Equity in income of joint ventures decreased approximately $3.0 million for the six months ended June 30, 2023, as compared to the same period in 2022 due to our consolidating the Funds on April 1, 2022.
Income tax expense increased approximately $0.5 million for the six months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to higher state and franchise income taxes, partially offset by a decrease in taxable income due to lower third-party construction activities in a taxable REIT subsidiary.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Funds from operations
Net income attributable to common shareholders	$91,099	$497,315	$133,016	$578,060
Real estate depreciation and amortization	140,013	155,206	279,400	265,743
Adjustments for unconsolidated joint ventures	—	—	—	2,709
Gain on sale of operating property	(48,919)	—	(48,919)	(36,372)
Gain on acquisition of unconsolidated joint venture interests	—	(474,146)	—	(474,146)
Income allocated to non-controlling interests	1,841	1,571	3,543	4,427
Funds from operations	$184,034	$179,946	$367,040	$340,421
Casualty-related expenses, net of recoveries	981	251	939	251
Severance	—	—	—	896
Legal costs and settlements	—	555	84	555
Loss on early retirement of debt	2,513	—	2,513	—
Expensed development and other pursuit costs	471	—	471	—
Net below market lease amortization	—	(3,442)	—	(4,303)
Miscellaneous (income)/expense (1)	(364)	(194)	(364)	(2,071)
Core funds from operations	$187,635	$177,116	$370,683	$335,749

Less: recurring capitalized expenditures	(21,034)	(21,430)	(38,613)	(35,681)
Core adjusted funds from operations	$166,601	$155,686	$332,070	$300,068

Weighted average shares – basic	108,663	108,106	108,616	106,729
Incremental shares issuable from assumed conversion of:
Share awards granted	4	33	20	58
Common units	1,595	1,606	1,596	1,606
Weighted average shares – diluted	110,262	109,745	110,232	108,393
(1) Three and six months ended June 30, 2023 and 2022 activity relates to proceeds from an earn-out from a previously sold technology investment.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.7 and 7.3 for the three months ended June 30, 2023 and 2022, respectively, and 6.7 and 7.4 for the six months ended June 30, 2023 and 2022. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 89.8% and 83.7% of our properties were unencumbered as of June 30, 2023 and 2022, respectively. Our weighted average maturity of debt was approximately 6.3 years at June 30, 2023.
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
Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2023 as compared to the same period in 2022.
Net cash from operating activities was approximately $366.6 million during the six months ended June 30, 2023 as compared to approximately $330.6 million for the same period in 2022. The increase was primarily due to the increase in cash from property operations due to the acquisition of the Funds on April 1, 2022, and the growth attributable to our same store, non-same store and development and lease-up communities. The increase was partially offset by higher real estate tax payments related to the acquisition of the Funds. See further discussion of our 2023 operations as compared to 2022 in "Results of Operations."
Net cash used in investing activities during the six months ended June 30, 2023 totaled approximately $139.7 million as compared to $1.3 billion during the same period in 2022. Cash outflows during the six months ended June 30, 2023 primarily related to amounts paid for property development and capital improvements of approximately $196.3 million. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $60.4 million. Cash outflows during the six months ended June 30, 2022 primarily related to the acquisition of the Funds for cash consideration of approximately $1.1 billion, and amounts paid for property development and capital improvements of approximately $251.0 million. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $70.5 million. The decrease in property development and capital improvements for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the acquisition of four development properties in 2022, partially offset by higher reposition expenditures. The property development and capital improvements during the six months ended June 30, 2023 and 2022, included the following:

	Six Months Ended June 30,
(in millions)	2023	2022
Expenditures for new development, including land	$91.5	$165.1
Capital expenditures	45.3	44.0
Reposition expenditures	41.2	25.1
Direct real estate taxes and capitalized interest and other indirect costs	18.3	16.8
Total	$196.3	$251.0
Net cash used in financing activities totaled approximately $215.5 million for the six months ended June 30, 2023 as compared to net cash from financing activities of $383.5 million during the same period in 2022. Cash outflows during the six months ended June 30, 2023 primarily related to $214.0 million used for distributions to common shareholders and non-controlling interest holders, and the repayment of $250 million senior unsecured notes and $187.7 million secured variable rate notes, which includes prepayment penalties and fees. These outflows were partially offset by net proceeds of $435.0 million of borrowings from our unsecured revolving credit facility. Cash inflows during the six months ended June 30, 2022 primarily related to net proceeds of $516.8 million from the issuance of approximately 2.9 million common shares from our equity offering and approximately 0.2 million common shares from our ATM programs, and net proceeds of $50.0 million of borrowings from our unsecured line of credit. These cash inflows during 2022 were partially offset by $189.6 million used for distributions to common shareholders and non-controlling interest holders.
Financial Flexibility

We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2023 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At June 30, 2023, we had outstanding letters of credit totaling approximately $17.8 million, resulting in approximately $705.2 million available under our unsecured revolving credit facility.
In May 2023, we created an ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering amount of up to $500.0 million (the "2023 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use proceeds from the sale of our common shares under the 2023 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we have not sold any shares or entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under this ATM program.
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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $250.0 million which represents approximately 6.8% of our total outstanding debt, and excludes amortization of debt discounts, and debt issuance costs. See Note 7, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
As of June 30, 2023, we estimated the additional cost to complete the construction of five properties to be approximately $212.3 million. Of this amount, we expect to incur costs between approximately $110 million and $120 million during the remainder of 2023 and to incur the remaining costs during 2024 through 2025. Additionally, we expect to incur costs between approximately $35 million and $45 million related to the start of new development activities, between approximately $48 million and $52 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $58 million and $62 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2023, our Board of Trust Managers declared a quarterly dividend of $1.00 per common share to our common shareholders of record as of June 30, 2023. The quarterly dividend was subsequently paid on July 17, 2023, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2023, our annualized dividend rate would be $4.00 per share or unit.

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
In efforts to curb potential rising inflation, the Federal Reserve has increased interest rates. Additionally, as a result of concern about the recent deterioration in the financial markets, including the failures of banks earlier this year, the cost of obtaining debt from credit and capital markets has increased as many lenders have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers. If we need to incur debt from a source other than our unsecured revolving credit facility, we cannot be certain the additional financing will be available to the extent required and on acceptable terms. If debt financing on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities for the three months ended June 30, 2023.

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None

Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

3.1	Fifth Amended to Sixth Amended and Restated Bylaws of Camden Property Trust, effective April 27, 2003 ((incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 27, 2023 (File No. 1-12110))

10.1	Form of Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 23, 2023 (File No. 1-12110))

10.2	Form of Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Scotia Capital (USA) Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed on May 23, 2023 (File No. 1-12110))

10.3	Form of Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Truist Securities, Inc. and Truist Bank (incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K filed on May 23, 2023 (File No. 1-12110))

10.4	Form of Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.4 to the Company's Current Report on Form 8-K filed on May 23, 2023 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 4, 2023

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 4, 2023

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	August 4, 2023
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer