Form 10-K
period 2023-12-31
CAMDEN PROPERTY TRUST
filed 2024-02-22
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $11,576,082,431 based on a June 30, 2023 share price of $108.87.
On February 15, 2024, 106,968,937 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 10, 2024 are incorporated by reference in Part III.
2

ii

PART I
Item 1. Business
General
Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Unless the context requires otherwise, "we," "our," "us," and the "Company" refer to Camden Property Trust and its consolidated subsidiaries. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion.
Our website is located at www.camdenliving.com and we make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). We also make available free of charge on our website our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit; Compensation; and Nominating, Corporate Governance and Sustainability Committees. Copies are also available, without charge, from Investor Relations, 11 Greenway Plaza, Suite 2400, Houston, Texas 77046. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on or available through our website and therefore such information should not be considered part of this report.
Our annual, quarterly and current reports, proxy statements, and other information are electronically filed with the SEC. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.
Narrative Description of Business
As of December 31, 2023, we owned interests in, operated, or were developing 176 multifamily properties comprised of 59,800 apartment homes across the United States. Of the 176 properties, four properties were under construction and will consist of a total of 1,166 apartment homes when completed. We also own land holdings which we may develop into communities in the future.
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
Sophisticated Property Management. We believe the depth of our organization enables us to deliver quality services, promote resident satisfaction, and retain residents, thereby increasing our operating revenues and reducing our operating expenses. We manage our properties utilizing a staff of professionals and support personnel, including certified property managers, experienced apartment managers and leasing staff, and trained apartment maintenance technicians. Our on-site personnel are trained to deliver high-quality services to our residents and we strive to motivate our on-site employees through incentive compensation arrangements based upon property operational results.
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
Competition
There are numerous housing alternatives which compete with our communities in attracting residents. Our properties compete directly with other multifamily properties as well as condominiums, single-family homes, and third-party providers of short-term rentals, which are available for rent or purchase in the markets in which our communities are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes or on the rents realized at our present properties or any newly-developed or acquired property.
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
A Great Place to Work. In addition to our core values, we are committed to creating a work environment which fosters the well-being, health, and happiness of all associates. We believe our team members are given meaningful opportunities to provide feedback and effect change. We are proud of our culture and the recognition we have received as a great place to work, including being named on the list as one of the 100 Best Companies to Work For® by FORTUNE magazine for 16 consecutive years, most recently ranking #33.
Compensation and Benefits. We provide high-quality health benefits and compensation to competitively compensate all employees for their contributions to Camden. We have formal programs intended to positively impact team members such as healthcare, rent discounts, education allowances, and scholarships for children of our employees.
Training and Development. Our mission, vision, and values are also incorporated into our employee training and development programs. One of our most cherished mantras is "Never Stop Learning." We encourage team members to discover their strengths and cultivate new interests and offer tuition assistance to team members working to earn industry designations from various organizations. We also support team members who continue their education at an accredited educational institution through our Education Assistance Program. In addition to these programs, we also help employees improve their personal and professional lives through training, coaching, and mentoring. CamdenU, our in-house learning center, is available to all employees and offers courses in subjects related to leadership, management, and operations. In addition to formal training, Camden’s mentoring program supports its newest employees by pairing them with experienced employees to facilitate their on-boarding process and immerse them in Camden’s culture.
Diversity, Equity, and Inclusion. At Camden, diversity, equity, and inclusion ("DEI") is integral to who we are and how we achieve. We are committed to fostering an environment where all are welcome and encouraged to succeed. DEI is promoted and encouraged throughout our organization, with each Camden team member bringing unique skills, experiences, and perspectives. We firmly believe DEI builds organizational capacity, and the path forward must ensure DEI is woven into our culture, talent, and business practices. We believe these efforts are socially responsible, foundational to Camden’s success, and essential to delivering on our goal to improve the lives of our team members, customers, and shareholders, one experience at a time.
At December 31, 2023, we had approximately 1,640 employees including executive, community, and administrative personnel. Camden embraces all team members as full and valued members of the organization.
Qualification as a Real Estate Investment Trust
As of December 31, 2023, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, with the exception of our taxable REIT subsidiaries, we will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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
The capital and credit markets are subject to volatility and disruption. Throughout 2023, in efforts to curb inflation, the Federal Reserve increased interest rates. Additionally, as a result of concerns about the recent deterioration in the financial markets, including the failures of banks during 2023, the cost of obtaining debt from credit and capital markets increased as many lenders increased interest rates, enacted tighter lending standards, and reduced and, in some cases ceased, to provide funding to borrowers. If we need to incur debt from a source other than our revolving credit facility, we cannot be certain the additional financing will be available to the extent required and on acceptable terms. If debt financing on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations, financial condition (including liquidity), and our ability to make distributions to shareholders.
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
•regional economic downturns, including, but not limited to, business layoffs, downsizing, and increased unemployment, which may impact one or more of our geographical markets;
•increased operating costs, if these costs cannot be passed through to our residents; and
•global or locally-targeted pandemics, epidemics, or other health crises, and any related measures enacted to prevent their spread or restricting our ability to enforce contractual rental obligations upon our residents.
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
There are numerous housing alternatives which compete with our properties in attracting residents. Our properties compete directly with other multifamily properties, condominiums, single-family homes, and third-party providers of short-term rentals, which are available for rent or purchase in the markets in which our properties are located. This competitive environment could have a material adverse effect on our ability to lease apartment homes at our present properties or any newly developed or acquired property, as well as on the rents realized.
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
We intend to continue to develop, reposition, redevelop, and construct multifamily apartment communities for our portfolio. In 2024, we expect to incur costs between approximately $120 million and $130 million related to the construction of four projects. Additionally, during 2024, we expect to incur costs between approximately $40 million and $60 million related to the start of new development activities, between approximately $90 million and $94 million related to repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $101 million and $105 million of additional recurring capital expenditures. Our development, reposition, redevelopment, and other construction activities may also be exposed to a number of risks which may delay timely completion, increase our construction costs, and/or decrease our profitability, including the following:

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
Our inability to successfully implement our development, repositions, redevelopment, and construction strategy could adversely affect our results of operations and our ability to satisfy our financial obligations and pay distributions to shareholders.
One of our wholly-owned subsidiaries is engaged in the business of providing general contracting services under construction contracts entered between it and third parties. The terms of those construction contracts generally require this subsidiary to estimate the time and costs to complete a project and assumes the risk when these estimates are greater than anticipated. As a result, profitability on those contracts is dependent on the ability to accurately predict these factors. The time and costs necessary to complete a project may be affected by a variety of factors including, but not limited to, those listed above, many of which are beyond this subsidiary’s control. In addition, the terms of those contracts generally require this subsidiary to warrant its work for a period of time during which it may be required to repair, replace, or rebuild non-conforming work. Further, trailing liabilities, based on various legal theories such as claims of negligent construction, may result from such projects, and these trailing liabilities may go on for a number of years depending on the length of the statute of repose in the applicable jurisdictions.

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
•the expected occupancy, rental rates, and operating expenses may differ from the actual results;
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
We use technology in substantially all aspects of our business operations, including internet and cloud-based systems and applications. We also use mobile devices, social networking, outside vendors, and other online activities to connect with our employees, suppliers, and residents. Such uses and the on-going advancement in technology such as generative artificial intelligence, machine learning, and remote connectivity solutions give rise to potential cybersecurity risks with increasing sophistication, including but not limited to, security breaches, espionage, system disruption, theft, and inadvertent release of confidential information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through acquisitions and developments and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks and may be liable for the consequential litigation and remediation costs. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective and there can be no complete assurance of prevention or anticipation of such incidents. The theft, destruction, loss, misappropriation, or release of sensitive data, confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability, and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
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
As of December 31, 2023, we had outstanding debt of approximately $3.7 billion. This indebtedness could have adverse consequences including but not limited to, the following:
•increasing our vulnerability to general adverse economic and industry conditions; and
•limiting our flexibility in planning for, or reacting to, changes in business and industry conditions.
The notes related to our properties subject to secured debt, our unsecured term loans, and unsecured revolving credit facility, and the indenture under which our unsecured debt was issued contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date which could adversely affect our liquidity and increase our financing costs.
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
Rising interest rates could increase our borrowing costs, lower the value of our real estate, and decrease our share price, leading investors to seek higher yields through other investments.
As of the date of this filing, we have an unsecured term loan with varying interest rates dependent upon various market indexes. In addition, we have an unsecured revolving credit facility bearing interest at variable rates on all amounts drawn and a senior unsecured note which has been converted into a floating rate instrument through an interest rate swap arrangement. We may incur other additional variable rate debt in the future. Increases in interest rates would increase our interest expense, unless we make arrangements which hedge the risk of rising interest rates, and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow, net income, and cash available for payment of our debt obligations and distributions to shareholders.
An environment of rising interest rates may also result in a decrease in the value of our real estate and a decrease in the market price of our shares, which may lead holders of our securities to seek higher yields through other investments.
Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.
Fitch, Moody's, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, on our senior unsecured debt as of December 31, 2023. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
Risks Associated with Our Shares
Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders.
For us to maintain our qualification as a REIT, we must have 100 or more shareholders during the year and not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term "individuals" includes a number of specified entities. To minimize the possibility of us failing to qualify as a REIT under this test, our declaration of trust includes restrictions on transfers of our shares and ownership limits. The ownership limits, as well as our ability to issue other classes of equity securities, may delay, defer, or prevent a change in control. These provisions may also deter tender offers for our common shares which may be attractive to you or limit your opportunity to receive a premium for your shares which might otherwise exist if a third party were attempting to effect a change in control transaction.
The form, timing, and amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.
The form, timing, and amount of dividend distributions will be declared at the discretion of our Board of Trust Managers and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board of Trust Managers may consider relevant. The Board of Trust Managers may modify the form, timing, and amount of dividends from time to time.
General Risk Factors
Environmental, social, and governance factors may impose additional costs and/or expose us to new risks
Certain investors, customers, regulators, and other stakeholders are placing increased importance corporate responsibility, specifically related to environmental, social, and governance ("ESG") factors. Additionally, there is increased attention to these matters by various state and federal regulatory authorities, including the SEC, and the expense and activities necessary to comply with new regulations or standards may be significant, which may adversely impact our financial results. Third-party providers of corporate responsibility ratings and reports on companies have increased, resulting in varied, and potentially, inconsistent standards. We may face reputational damage if our corporate responsibility procedures or standards do not meet the standards met by various constituencies. Also, some investors use these factors to guide their investment strategies and, in some cases, may choose not to invest in us based on their assessment of our approach to ESG factors, which could have an adverse impact on the price of our securities.
Litigation risks could affect our business.
As an owner, manager, and developer of multifamily properties, we may incur liability based on various conditions at our properties and the buildings thereon, and we also have become and in the future may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, which if decided adversely to or settled by us, and not adequately covered by insurance, could result in liability which is material to our financial condition or results of operations.
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

•operating results which vary from the expectations of securities' analysts and investors;
•investor interest in our property portfolio;
•the reputation and performance of REITs;
•the attractiveness of REITs as compared to other investment vehicles;
•the results of our financial condition and operations;
•the perception of our growth and earnings potential;

•minimum dividend requirements;
•increases in market interest rates may lower the values of our real estate and the price of our shares; and
•changes in financial markets and national and regional economic and general market conditions.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Addressing cybersecurity risks is a priority for us. We have in place systems of internal controls as well as business continuity and disaster recovery plans, and we regularly perform assessments of these systems and plans to address cybersecurity and technology. Our cybersecurity program has been developed based on industry standards set by the National Institute of Standards and Technology ("NIST") and includes a comprehensive set of security policies and procedures that guide our protection strategy against threats by utilizing the following measures: identifying critical assets and high-risk threats; implementing cybersecurity detection, controls, and remediation practices; implementing a third-party risk management program to evaluate our cyber position; and, evaluating our cybersecurity program effectiveness by performing both internal and external testing and auditing risk.
In addition to a dedicated information technology cybersecurity team monitoring our daily operations, we annually assess our cybersecurity program against the NIST framework and engage outside security firms to conduct penetration tests and assist with monitoring of daily operations. We require annual cybersecurity awareness training for all of our employees to aid in promptly identifying and reporting potential or actual issues. Additionally, our dedicated information technology cybersecurity team undertakes regular robust cybersecurity training to increase cybersecurity awareness, internal expertise, and readiness efforts. We install and regularly update antivirus software on all Company managed systems and workstations in an effort to detect and prevent malicious code. We conduct ongoing security breach and phishing simulations to raise awareness of various critical security threats. Periodically, we run tabletop exercises involving members of the Company's management team intended to simulate a response to a cybersecurity incident and use the findings to improve our policies and procedures. All third-party service providers or vendors utilized as part of the Company’s cybersecurity framework are required to comply with our policies regarding non-public personal information and information security.
Our cybersecurity program is led by our Senior Vice President - Strategic Services and Chief Information Officer ("CIO"). Our CIO also serves as the Chair of our Cybersecurity Executive Oversight Committee ("CEOC"), comprised of senior executives representing various teams and functions of the Company including legal, finance, accounting, investor relations, and operations. The CEOC supports efforts to evaluate the materiality of any incidents, determines whether notice to third parties such as residents or vendors is required, and determine whether any disclosures to stakeholders are required. The CEOC is also responsible for ensuring the Company's management and Board of Trust Managers ("Board") are fully aware of key activities and events associated with our cybersecurity program on an ongoing basis.
Although our entire Board is actively involved in overseeing risk management, the Audit Committee charter tasks the Audit Committee with providing oversight of management's guidelines and policies to govern the process by which risk assessments and risks are managed, including the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee also discusses with management the processes undertaken to evaluate our systems of disclosure controls and procedures, including those relating to cybersecurity risk management. Our CIO reports quarterly to the Audit Committee and Board regarding cybersecurity matters, which includes emerging cybersecurity threats and the risk landscape, updates on our cybersecurity program and related readiness, resiliency, and response efforts.
Like other businesses, we have been, and expect to continue to be, subject to attempts on unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and intrusions and other events of varying degrees. To date, we have not experienced a cybersecurity breach nor are we aware of any of our third-party outside service providers experiencing a cybersecurity breach.
Item 2. Properties
The Properties
Our properties typically consist of mid-rise buildings or two and three story buildings in a landscaped setting, as well as high-rise buildings, and provide residents with a variety of amenities common to multifamily rental properties.

Operating Properties
The 172 operating properties in which we owned interests and operated at December 31, 2023 averaged 961 square feet of living area per apartment home. For the year ended December 31, 2023, no single operating property accounted for greater than 1.4% of our total revenues. Our stabilized operating properties had a weighted average occupancy rate of approximately 95% and 96% for the years ended December 31, 2023 and 2022, respectively, an average monthly rental rate per apartment home of $1,981 and $1,881 for the same periods, respectively and our average resident lease terms are approximately fourteen months. At December 31, 2023, 155 of our operating properties had over 200 apartment homes, with the largest having 904 apartment homes. Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2019-2023	13
2014-2018	32
2009-2013	21
2004-2008	31
1999-2003	45
Prior to 1999	30

Property Table
The following table sets forth information with respect to our 172 operating properties at December 31, 2023:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2023 Average Occupancy (1)	2023 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Chandler	2016	1,146	380	94.6%	$1,968
Camden Copper Square	2000	786	332	93.2	1,675
Camden Foothills	2014	1,032	220	95.5	2,183
Camden Legacy	1996	1,067	428	95.3	2,049
Camden Montierra	1999	1,071	249	95.2	1,963
Camden North End I	2019	921	441	95.0	2,030
Camden North End II	2021	885	343	94.1	2,042
Camden Old Town Scottsdale	2016	892	316	94.4	2,297
Camden Pecos Ranch	2001	949	272	93.4	1,708
Camden San Marcos	1995	984	320	93.2	1,867
Camden San Paloma	1993/1994	1,042	324	95.0	2,017
Camden Sotelo	2008/2012	1,303	170	93.7	2,048
Camden Tempe	2015	1,043	234	94.0	2,027
Camden Tempe II (3)	2023	981	397	95.4	1,918
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	95.9	2,664
Camden Glendale	2015	893	307	96.8	2,812
Camden Harbor View	2004/2016	981	547	93.4	3,014
Camden Main and Jamboree	2008	1,011	290	93.9	2,603
The Camden	2016	767	287	92.4	3,215
San Diego/Inland Empire
Camden Hillcrest	2021	1,223	132	95.4	3,628
Camden Landmark	2006	982	469	94.6	2,215
Camden Old Creek	2007	1,037	350	97.6	2,834
Camden Sierra at Otay Ranch	2003	962	422	95.6	2,756
Camden Tuscany	2003	895	160	95.8	3,178
Camden Vineyards	2002	1,053	264	94.8	2,413
COLORADO
Denver
Camden Belleview Station	2009	888	270	96.1	1,899
Camden Caley	2000	921	218	96.6	1,926
Camden Denver West	1997	1,015	320	95.7	2,284
Camden Flatirons	2015	960	424	96.5	2,025
Camden Highlands Ridge	1996	1,149	342	96.3	2,265
Camden Interlocken	1999	1,002	340	96.2	2,094
Camden Lakeway	1997	929	459	96.5	2,008
Camden Lincoln Station	2017	844	267	96.4	1,877

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2023 Average Occupancy (1)	2023 Average Monthly Rental Rate per Apartment (2)
Camden RiNo	2020	828	233	96.0%	$2,257
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	96.9	2,122
Camden College Park	2008	942	509	94.0	1,892
Camden Dulles Station	2009	977	382	97.7	2,214
Camden Fair Lakes	1999	1,056	530	96.8	2,230
Camden Fairfax Corner	2006	934	489	96.8	2,247
Camden Fallsgrove	2004	996	268	95.7	2,155
Camden Grand Parc	2002	672	105	94.6	2,768
Camden Lansdowne	2002	1,006	690	96.8	2,127
Camden Monument Place	2007	856	368	97.5	1,993
Camden NoMa	2014	769	321	96.2	2,299
Camden NoMa II	2017	759	405	96.8	2,387
Camden Potomac Yard	2008	832	378	96.2	2,310
Camden Roosevelt	2003	856	198	97.0	3,096
Camden Shady Grove	2018	877	457	96.8	2,021
Camden Silo Creek	2004	975	284	97.0	2,077
Camden South Capitol	2013	821	281	95.2	2,440
Camden Washingtonian	2018	870	365	96.9	2,058
FLORIDA
Southeast Florida
Camden Atlantic (3)	2022	919	269	97.1	2,385
Camden Aventura	1995	1,108	379	95.4	2,738
Camden Boca Raton	2014	843	261	95.7	2,626
Camden Brickell	2003	937	405	95.9	2,897
Camden Doral	1999	1,120	260	97.3	2,590
Camden Doral Villas	2000	1,253	232	96.6	2,880
Camden Las Olas	2004	1,043	420	96.6	2,822
Camden Plantation	1997	1,201	502	95.9	2,381
Camden Portofino	1995	1,112	322	95.5	2,425
Orlando
Camden Hunter’s Creek	2000	1,075	270	95.8	1,933
Camden Lago Vista	2005	955	366	96.2	1,805
Camden Lake Eola	2021	944	360	95.2	2,398
Camden LaVina	2012	969	420	95.1	1,863
Camden Lee Vista	2000	937	492	95.6	1,849
Camden North Quarter	2016	806	333	96.7	1,854
Camden Orange Court	2008	817	268	94.8	1,740
Camden Thornton Park	2016	920	299	96.0	2,095
Camden Town Square	2012	983	438	95.9	1,875
Camden Waterford Lakes	2014	971	300	96.4	1,911
Camden World Gateway	2000	979	408	95.6	1,850

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2023 Average Occupancy (1)	2023 Average Monthly Rental Rate per Apartment (2)
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	97.1%	$1,885
Camden Central	2019	942	368	96.1	3,384
Camden Montague	2012	972	192	97.2	1,880
Camden Pier District	2016	989	358	95.9	3,494
Camden Preserve	1996	942	276	95.7	2,051
Camden Royal Palms	2006	1,017	352	94.5	1,792
Camden Visconti	2007	1,125	450	95.2	2,059
Camden Westchase Park	2012	992	348	96.6	2,053
GEORGIA
Atlanta
Camden Brookwood	2002	916	359	93.8	1,764
Camden Buckhead	2022	1,087	366	88.9	2,574
Camden Buckhead Square	2015	827	250	93.3	1,850
Camden Creekstone	2002	990	223	94.4	1,744
Camden Deerfield	2000	1,187	292	94.0	1,901
Camden Dunwoody	1997	1,007	324	93.3	1,773
Camden Fourth Ward	2014	844	276	96.5	2,066
Camden Midtown Atlanta	2001	935	296	94.2	1,818
Camden Paces	2015	1,408	379	94.7	2,963
Camden Peachtree City	2001	1,027	399	94.9	1,760
Camden Phipps	1996	1,010	234	77.2	1,810
Camden Shiloh	1999/2002	1,143	232	95.5	1,728
Camden St. Clair	1997	999	336	93.6	1,745
Camden Stockbridge	2003	1,009	304	94.7	1,624
Camden Vantage	2010	901	592	92.9	1,752
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,048	400	95.4	1,701
Camden Cotton Mills	2002	905	180	95.2	1,768
Camden Dilworth	2006	857	145	94.6	1,845
Camden Fairview	1983	1,036	135	93.5	1,544
Camden Foxcroft	1979	940	156	94.8	1,425
Camden Foxcroft II	1985	874	100	94.6	1,538
Camden Gallery	2017	743	323	94.6	2,002
Camden Grandview	2000	1,059	266	95.8	2,150
Camden Grandview II	2019	2,241	28	90.6	4,151
Camden NoDa (4)	2023	789	387	Lease-up	1,726
Camden Sedgebrook	1999	972	368	95.4	1,550
Camden South End	2003	878	299	95.3	1,910
Camden Southline	2015	831	266	95.1	2,048
Camden Stonecrest	2001	1,098	306	95.8	1,728
Camden Touchstone	1986	899	132	95.9	1,438

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2023 Average Occupancy (1)	2023 Average Monthly Rental Rate per Apartment (2)
Raleigh
Camden Asbury Village	2009	1,009	350	96.6%	$1,623
Camden Carolinian	2017	1,118	186	92.3	2,341
Camden Crest	2001	1,012	442	95.3	1,507
Camden Governor’s Village	1999	1,046	242	94.9	1,594
Camden Lake Pine	1999	1,066	446	95.9	1,603
Camden Manor Park	2006	966	484	94.7	1,557
Camden Overlook	2001	1,060	322	96.2	1,661
Camden Reunion Park	2000/2004	972	420	95.2	1,450
Camden Westwood	1999	1,022	360	96.1	1,564
TENNESSEE
Nashville
Camden Franklin Park	2018	967	328	95.9	2,033
Camden Music Row	2016	903	430	95.2	2,502
TEXAS
Austin
Camden Amber Oaks	2009	862	348	94.8	1,511
Camden Amber Oaks II	2012	910	244	94.8	1,608
Camden Brushy Creek	2008	882	272	95.1	1,616
Camden Cedar Hills	2008	911	208	95.8	1,736
Camden Gaines Ranch	1997	955	390	94.1	1,911
Camden Huntingdon	1995	903	398	95.1	1,617
Camden La Frontera	2015	901	300	95.2	1,640
Camden Lamar Heights	2015	838	314	94.4	1,836
Camden Rainey Street	2016	873	326	83.1	2,323
Camden Shadow Brook	2009	909	496	95.2	1,538
Camden Stoneleigh	2001	908	390	95.0	1,697
Dallas/Fort Worth
Camden Addison	1996	942	456	94.4	1,600
Camden Belmont	2010/2012	946	477	94.4	1,816
Camden Buckingham	1997	919	464	95.3	1,575
Camden Centreport	1997	912	268	95.6	1,518
Camden Cimarron	1992	772	286	95.9	1,564
Camden Design District	2009	939	355	94.9	1,709
Camden Farmers Market	2001/2005	932	904	93.1	1,637
Camden Greenville	2017/2018	1,028	558	95.5	2,032
Camden Henderson	2012	966	106	95.4	1,933
Camden Legacy Creek	1995	831	240	95.5	1,683
Camden Legacy Park	1996	870	276	95.6	1,750
Camden Panther Creek	2009	946	295	95.8	1,716
Camden Riverwalk	2008	989	600	96.4	1,874
Camden Valley Park	1986	743	516	95.3	1,428
Camden Victory Park	2016	861	423	95.5	2,040

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2023 Average Occupancy (1)	2023 Average Monthly Rental Rate per Apartment (2)
Houston
Camden City Centre	2007	932	379	94.9%	$1,599
Camden City Centre II	2013	869	268	94.1	1,572
Camden Cypress Creek	2009	993	310	94.2	1,560
Camden Cypress Creek II	2020	950	234	94.4	1,603
Camden Downs at Cinco Ranch	2004	1,075	318	96.7	1,604
Camden Downtown	2020	1,052	271	89.9	2,612
Camden Grand Harbor	2008	959	300	94.8	1,451
Camden Greenway	1999	861	756	95.1	1,513
Camden Heights	2004	927	352	96.3	1,657
Camden Highland Village	2014/2015	1,172	552	94.1	2,396
Camden Holly Springs	1999	934	548	94.1	1,453
Camden McGowen Station	2018	1,004	315	94.6	2,116
Camden Midtown	1999	844	337	94.6	1,574
Camden Northpointe	2008	940	384	94.5	1,390
Camden Plaza	2007	915	271	96.2	1,730
Camden Post Oak	2003	1,200	356	95.2	2,576
Camden Royal Oaks	2006	923	236	96.3	1,493
Camden Royal Oaks II	2012	1,054	104	97.9	1,721
Camden Spring Creek	2004	1,080	304	93.4	1,505
Camden Stonebridge	1993	845	204	94.6	1,289
Camden Sugar Grove	1997	921	380	96.1	1,438
Camden Travis Street	2010	819	253	95.3	1,547
Camden Vanderbilt	1996/1997	863	894	93.4	1,582
Camden Whispering Oaks	2008	936	274	95.6	1,469
Camden Woodson Park	2008	916	248	94.2	1,369
Camden Yorktown	2008	995	306	95.3	1,378
(1)Represents the average physical occupancy for the year except as noted.
(2)The average monthly rental rate per apartment incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.
(3)Development property stabilized during 2023 - the average occupancy was calculated from the date at which the occupancy exceeded 90% through December 31, 2023.
(4)Property under lease-up at December 31, 2023.
Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CPT." As of February 15, 2024, there were approximately 274 shareholders of record. This number does not include the beneficial owners of our shares which are held by banks, brokers, and other financial institutions.
In the first quarter of 2024, the Company's Board of Trust Managers declared a first quarter dividend of $1.03 per common share to our common shareholders of record as of March 29, 2024. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition, and capital requirements, distribution requirements under the REIT provisions of the Code and other factors, including the Company's past performance, and future prospects, which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2024, our annualized dividend rate for 2024 would be $4.12.
The following graph assumes the investment of $100 on December 31, 2018 and quarterly reinvestment of dividends.

Camden Property Trust
Total Return Performance
250
225
200
175
150
125
100
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
CPT
FTSE NAREIT Equity
S&P 500
Russell 2000

(Source: S&P Global Market Intelligence)

Index	2019	2020	2021	2022	2023
Camden Property Trust	$124.21	$121.37	$222.33	$143.23	$132.29
FTSE NAREIT Equity	126.00	115.92	166.04	125.58	142.83
S&P 500	131.49	155.68	200.37	164.08	207.21
Russell 2000	125.53	150.58	172.90	137.56	160.85

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
The 2023 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller and would expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). As of the date of this filing, we have not entered into any forward sales agreement and have not sold any shares under the 2023 ATM program.
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
In October 2022, our Board of Trust Managers approved to increase the authorization for our common equity securities of approximately $269.5 million remaining under our share repurchase plan to $500.0 million. Under our repurchase plan, the Company is authorized to repurchase our common equity securities through a variety of methods, including open market purchases, block purchases, and privately negotiated transactions, the timing of which will depend upon certain business and financial market conditions. As of the date of this filing, there were no repurchases and the dollar value of our common equity securities authorized to be repurchased under this program remains at $500.0 million pursuant to this authorization. There were no repurchases under the approved share repurchase plan during 2021 or through the date our Board of Trust Managers approved the increase in October 2022.
During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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
Discussion of our year-to-date comparisons between 2023 and 2022 is presented below. Year-to-date comparisons between 2022 and 2021 can be found in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
•Rising interest rates could increase our borrowing costs, lower the value of our real estate, and decrease our share price, leading investors to seek higher yields through other investments;
•Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets;
•Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders;
•The form, timing, and amount of dividend distributions in future periods may vary and be impacted by economic and other considerations;
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
Executive Summary
We are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2023, we owned interests in, operated, or were developing 176 multifamily properties comprised of 59,800 apartment homes across the United States as detailed in the Property Portfolio table below. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
Our results for the year ended December 31, 2023, reflect an increase in same store revenues of approximately 5.1% as compared to the same period in 2022. The increase was primarily due to higher average rental rates which we believe was primarily attributable to job growth, favorable demographics with a higher propensity to rent versus buy, continued demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate will likely rise in 2024, but should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $403.3 million and $653.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. The decrease during the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to a $474.1 million gain recognized in 2022 as a result of the remeasurement of our previously held 31.3% ownership interest in two unconsolidated Funds (collectively, "the Funds" or "the acquisition of the Funds") upon our acquiring the remaining ownership interests on April 1, 2022. The decrease was also due to higher interest expense incurred during the year ended December 31, 2023 as compared to the same period in 2022. The decrease was partially offset by recognizing a higher gain on sale of two operating properties during the year ended December 31, 2023 of approximately $225.3 million as compared to a gain on sale of one operating property during the year ended December 31, 2022 of approximately $36.4 million. The decrease was further offset by an increase in property operations during the year ended December 31, 2023 as compared to the same period in 2022. See further discussion of our 2023 operations as compared to 2022 in "Results of Operations," below.
Construction Activity
At December 31, 2023, we had a total of four projects under construction to be comprised of 1,166 apartment homes. Initial occupancies of these four projects are currently scheduled to occur within the next nine months. We estimate the additional cost to complete the construction of the four projects to be approximately $137.6 million.
Dispositions
Operating Properties: During the year ended December 31, 2023, we sold two operating properties comprised of an aggregate of 852 apartment homes located in Costa Mesa, California for an aggregate of approximately $293.1 million and recognized a gain of approximately $225.3 million.

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
In May 2023, we utilized draws our unsecured revolving credit facility to retire our $185.2 million secured variable rate notes due in 2024 and 2026. As a result of the early repayments, we recorded a $2.5 million loss on early retirement of debt in our consolidated statements of income and comprehensive income, which was comprised of approximately $1.7 million of prepayment penalties and fees and approximately $0.8 million for the write-off of unamortized fair value adjustments.
In June 2023, we utilized draws on our unsecured revolving credit facility to repay the principal amount of our 5.07% senior unsecured notes payable, which matured on June 15, 2023, for a total of $250.0 million, plus accrued interest.
In November 2023, we issued $500.0 million of 5.85% senior unsecured notes due November 3, 2026. We utilized an interest rate swap with a notional amount of $500.0 million which exposes us to interest rate fluctuations on these notes. This interest rate swap was designated and qualified as a fair value hedging instrument.
Subsequent Events
In January 2024, we issued $400.0 million of 4.90% senior unsecured notes due January 15, 2034. We utilized a portion of the net proceeds from these notes to repay the outstanding balance on our $300 million, 6.21% unsecured term loan due in August 2024.
In January 2024, we utilized cash on hand to repay the principal amount of our 4.36% senior unsecured notes payable, which matured on January 15, 2024, for a total of $250.0 million, plus accrued interest.
In February 2024, we sold one operating property comprised of 592 apartment homes located in Atlanta, Georgia for approximately $115.0 million.
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
As of December 31, 2023, we had approximately $1.2 billion available under our unsecured revolving credit facility. As of December 31, 2023 and through the date of this filing, we also had common shares having an aggregate offering price of up to $500.0 million remaining available for sale under our 2023 ATM program. We believe the remaining scheduled payments of debt over the next 12 months are manageable at approximately $290.0 million, which excludes the amortization of debt discounts and debt issuance costs as well as the $550 million of debt we repaid in January 2024, as discussed above. We also believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2023		December 31, 2022
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,154	26	9,154	26
Dallas/Fort Worth, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,192	17
Atlanta, Georgia	4,862	15	4,862	15
Phoenix, Arizona	4,426	14	4,029	13
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Charlotte, North Carolina	3,491	15	3,104	14
Raleigh, North Carolina	3,252	9	3,252	9
Tampa/St. Petersburg, Florida	3,104	8	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,811	5	2,663	7
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,634	172	58,702	172

Properties Under Construction
Raleigh, North Carolina	789	2	789	2
Houston, Texas	377	2	377	2
Charlotte, North Carolina	—	—	387	1
Phoenix, Arizona	—	—	397	1
Total Properties Under Construction	1,166	4	1,950	6
Total Properties	59,800	176	60,652	178

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2023, stabilization was achieved at two operating properties as follows:

Stabilized Properties and Locations	Number of Homes	Date of Construction Completion	Date of Stabilization
Operating Properties
Camden Atlantic
Plantation, FL	269	4Q22	1Q23
Camden Tempe II
Tempe, AZ	397	2Q23	3Q23
Total	666

Completed Construction in Lease-Up
At December 31, 2023, we had one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Homes	Cost Incurred (1)	% Leased at 1/31/2024	Date of Construction Completion	Estimated Date of Stabilization
Operating Property
Camden NoDa	387	$107.6	89%	4Q23	2Q24
Charlotte, NC
(1)Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our consolidated balance sheet at December 31, 2023 included approximately $486.9 million related to properties under development and land. Of this amount, approximately $214.0 million related to our projects currently under construction. In addition, we had approximately $272.9 million primarily invested in land held for future development related to projects we currently expect to begin construction.
Communities Under Construction. At December 31, 2023, we had four properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Communities Under Construction
Camden Durham (1)	420	$145.0	$126.8	$79.3	2Q24	4Q25
Durham, NC
Camden Woodmill Creek (2)	189	75.0	64.5	25.6	3Q24	2Q25
The Woodlands, TX
Camden Village District	369	138.0	68.4	68.4	2Q25	4Q26
Raleigh, NC
Camden Long Meadow Farms	188	80.0	40.7	40.7	3Q24	2Q25
Richmond, TX
Total	1,166	$438.0	$300.4	$214.0
(1)Property in lease-up and was 17% leased at January 31, 2024.
(2)Property in lease-up and was 15% leased at January 31, 2024.

    Development Pipeline Communities. At December 31, 2023, we had the following communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden South Charlotte	420	$153.0	$32.9
Charlotte, NC
Camden Blakeney	349	145.0	26.0
Charlotte, NC
Camden Baker	435	165.0	33.1
Denver, CO
Camden Nations	393	175.0	39.0
Nashville, TN
Camden Gulch	480	260.0	49.1
Nashville, TN
Camden Paces III	350	100.0	22.5
Atlanta, GA
Camden Highland Village II	300	100.0	10.4
Houston, TX
Camden Arts District	354	150.0	45.5
Los Angeles, CA
Camden Downtown II	271	145.0	14.4
Houston, TX
	3,352	$1,393.0	$272.9
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted and estimates routinely require adjustment.

Geographic Diversification
    At December 31, 2023 and 2022, our real estate assets by various markets, excluding depreciation, were as follows:

($ in thousands)	2023		2022
Houston, Texas	$1,960,825	14.9%	$1,878,221	14.5%
Washington, D.C. Metro	1,633,201	12.4	1,619,826	12.5
Dallas/Fort Worth, Texas	1,117,909	8.5	1,076,941	8.3
Atlanta, Georgia	1,036,351	7.9	1,012,209	7.8
Phoenix, Arizona	899,802	6.8	872,695	6.8
Orlando, Florida	775,393	5.9	761,013	5.9
Southeast Florida	757,434	5.7	740,263	5.7
Charlotte, North Carolina	731,254	5.5	690,767	5.4
Tampa/St.Petersburg, Florida	723,695	5.5	711,552	5.5
Austin, Texas	705,347	5.3	691,830	5.4
Raleigh, North Carolina	699,142	5.3	618,157	4.8
Los Angeles/Orange County, California	687,949	5.2	810,109	6.3
Denver, Colorado	620,916	4.7	611,147	4.7
San Diego/Inland Empire, California	472,464	3.6	463,825	3.6
Nashville, Tennessee	370,445	2.8	357,318	2.8
Total	$13,192,127	100.0%	$12,915,873	100.0%
Results of Operations
Changes in revenues and expenses related to our operating properties from period-to-period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly-constructed properties, acquisitions, and dispositions.
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

Reconciliations of net income to NOI for the year ended December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Net income	$410,553	$661,508
Less: Fee and asset management income	(3,451)	(5,188)
Less: Interest and other income	(879)	(3,019)
Less: (Income)/loss on deferred compensation plans	(15,398)	19,637
Plus: Property management expense	33,706	28,601
Plus: Fee and asset management expense	1,717	2,516
Plus: General and administrative expense	62,506	60,413
Plus: Interest expense	133,395	113,424
Plus: Depreciation and amortization expense	574,813	577,020
Plus: Expense/(benefit) on deferred compensation plans	15,398	(19,637)
Plus: Loss on early retirement of debt	2,513	—
Less: Gain on sale of operating properties, including land	(225,416)	(36,372)
Less: Gain on acquisition of unconsolidated joint venture interests	—	(474,146)
Less: Equity in income of joint ventures	—	(3,048)
Plus: Income tax expense	3,650	2,966
Net operating income	$993,107	$924,675
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the categories below for the year ended December 31, 2023 as compared to 2022:

	Number of Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2023	2023	2022	$	%
Property revenues:
Same store communities	47,423	$1,238,564	$1,178,247	$60,317	5.1%
Non-same store communities	10,824	264,396	200,479	63,917	31.9
Development and lease-up communities	1,553	3,851	—	3,851	*
Dispositions/other	—	35,216	44,030	(8,814)	(20.0)
Total property revenues	59,800	$1,542,027	$1,422,756	$119,271	8.4%
Property expenses:
Same store communities	47,423	$434,389	$407,260	$27,129	6.7%
Non-same store communities	10,824	100,413	76,537	23,876	31.2
Development and lease-up communities	1,553	1,236	(28)	1,264	*
Dispositions/other	—	12,882	14,312	(1,430)	(10.0)
Total property expenses	59,800	$548,920	$498,081	$50,839	10.2%
Property NOI:
Same store communities	47,423	$804,175	$770,987	$33,188	4.3%
Non-same store communities	10,824	163,983	123,942	40,041	32.3
Development and lease-up communities	1,553	2,615	28	2,587	*
Dispositions/other	—	22,334	29,718	(7,384)	(24.8)
Total property NOI	59,800	$993,107	$924,675	$68,432	7.4%
* Not a meaningful percentage.

(1)    For 2023, same store communities are communities we owned and were stabilized since January 1, 2022, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2022, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2022, excluding properties held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses, including net below market leases, casualty-related expenses net of recoveries, and severance related costs.
Same Store Analysis
Same store property NOI increased approximately $33.2 million for the year ended December 31, 2023 as compared to the same period in 2022. The increase was due to an increase of approximately $60.3 million in same store property revenues, partially offset by an increase of approximately $27.1 million in same store property expenses, for the year ended December 31, 2023, as compared to the same period in 2022.
The $60.3 million increase in same store property revenues for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to an increase of approximately $56.5 million in rental revenues comprised of a 6.6% increase in average rental rates and higher other rental income. The increase was also due to an increase of approximately $3.3 million related to income from our utility rebilling and ancillary income programs, and an increase of approximately $0.5 million in fees and other income.
The $27.1 million increase in same store property expenses for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to higher insurance expense of approximately $9.7 million primarily due to increased premiums and claims; repairs and maintenance expense of $4.8 million; real estate taxes of $4.6 million due to increased tax rates and property valuations; utilities expense of $3.4 million; and, marketing and leasing expenses of $1.7 million. The increase was also due to higher property general and administrative expenses of $3.4 million, a portion of which was due to centralizing our workforce to manage certain responsibilities for all of our communities during 2022, and was partially offset by a decrease in salaries expense of $0.5 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store (which includes acquisitions, non-same store stabilized properties, and other) and development and lease-up communities increased $42.6 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase was comprised of an increase from non-same store communities of approximately $40.0 million and an increase from development and lease-up communities of approximately $2.6 million for the year ended December 31, 2023, as compared to the same period in 2022. The increase in property NOI from our non-same store communities was primarily due to our acquisition of the Funds on April 1, 2022, and the stabilization of three operating properties in 2022 and two operating properties in 2023. The increase in property NOI from our development and lease-up communities in fiscal year 2023 was primarily due to the timing of one property under development, which began lease-up during the year ended December 31, 2023.
The following table details the changes, described above, relating to non-same store and development and lease-up NOI:

For the year ended December 31,
(in millions)	2023 compared to 2022
Property Revenues
Revenues from acquisitions	$43.8
Revenues from non-same store stabilized properties	17.4
Revenues from development and lease-up properties	3.9
Other	2.7
$67.8
Property Expenses
Expenses from acquisitions	$16.7
Expenses from non-same store stabilized properties	5.1
Expenses from development and lease-up properties	1.3
Other	2.1
$25.2

For the year ended December 31,
(in millions)	2023 compared to 2022
Property NOI
NOI from acquisitions	$27.1
NOI from non-same store stabilized properties	12.3
NOI from development and lease-up properties	2.6
Other	0.6
$42.6
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $7.4 million for the year ended December 31, 2023 as compared to the same period in 2022. The decrease was comprised of lower NOI related to dispositions of approximately $1.4 million and lower other property NOI of approximately $6.0 million for the year ended December 31, 2023 as compared to the same period in 2022. The decrease in NOI related to dispositions was due to the disposition of two operating properties in 2023, and the disposition of one operating property in March 2022. The lower other property NOI was primarily due to a decrease in revenues in 2023 related to approximately $7.6 million of net below market leases recognized during the year ended December 31, 2022 as a result of the acquisition of the Funds in April 2022. The decrease in other property NOI was partially offset by higher revenues of approximately $1.1 million related to business interruptions received during the year ended December 31, 2023.
Non-Property Income

	Year Ended December 31,		Change
($ in thousands)	2023	2022	$	%
Fee and asset management	$3,451	$5,188	$(1,737)	(33.5)%
Interest and other income	879	3,019	(2,140)	(70.9)
Income/(loss) on deferred compensation plans	15,398	(19,637)	35,035	*
Total non-property income	$19,728	$(11,430)	$31,158	(272.6)%
*Not a meaningful percentage.
Fee and asset management income from property management, asset management, construction, and development activities at our joint ventures and our third-party construction projects decreased approximately $1.7 million for the year ended December 31, 2023 as compared to 2022. The decrease was primarily due to the consolidation of the Funds on April 1, 2022, and no longer earning the related fee and asset management income. The decrease was also due to slightly lower fees earned related to a decrease in third-party construction activity during 2023 as compared to 2022.
Interest and other income decreased approximately $2.1 million for the year ended December 31, 2023, as compared to 2022. The decrease was primarily due to a higher earn-out received in 2022 as compared to 2023 related to a technology joint venture sold in September 2020.
Our deferred compensation plans recognized income of approximately $15.4 million in 2023 and incurred a loss of approximately $19.6 million in 2022. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense/(benefit) related to these plans, as discussed below.

Other Expenses

	Year Ended December 31,		Change
($ in thousands)	2023	2022	$	%
Property management	$33,706	$28,601	$5,105	17.8%
Fee and asset management	1,717	2,516	(799)	(31.8)
General and administrative	62,506	60,413	2,093	3.5
Interest	133,395	113,424	19,971	17.6
Depreciation and amortization	574,813	577,020	(2,207)	(0.4)
Expense/(benefit) on deferred compensation plans	15,398	(19,637)	35,035	*
Total other expenses	$821,535	$762,337	$59,198	7.8%
*Not a meaningful percentage.
Property management expenses, which primarily represent regional supervision and accounting costs related to property operations, increased approximately $5.1 million for the year ended December 31, 2023 as compared to 2022. The increase was primarily related to higher salary, benefits, and incentive compensation costs and higher travel related costs. Property management expenses were 2.2% and 2.0% of total property revenues for the years ended December 31, 2023 and 2022, respectively.
Fee and asset management expense from property management, asset management, construction, and development activities at our joint ventures and our third-party projects decreased approximately $0.8 million for the year ended December 31, 2023 as compared to 2022. The decrease was primarily due to our consolidating the Funds on April 1, 2022, and no longer having any related fee and asset management expenses.
General and administrative expenses increased approximately $2.1 million for the year ended December 31, 2023 as compared to 2022. Excluding deferred compensation plans, general and administrative expenses were 4.0% and 4.2% of total revenues for the years ended December 31, 2023 and 2022, respectively.
Interest expense increased approximately $20.0 million for the year ended December 31, 2023 as compared to 2022. The increase was primarily due to a $300 million term loan we entered into in December 2022, the issuance of $500 million unsecured notes in November 2023, higher interest expense recognized on our unsecured revolving credit facility resulting from higher interest rates and an increase in average balances outstanding, and higher interest expense recognized on our other variable rate debt outstanding in 2023 due to higher interest rates as compared to the same period in 2022. The increase in 2023 was also due to an increase in interest expense related to our assuming approximately $515 million of secured mortgage debt upon completion of the acquisition of the Funds on April 1, 2022.
The increase in interest expense in 2023 was partially offset by lower interest expense related to the repayment of a $350 million, 3.15% senior unsecured notes payable in December 2022, the repayment of a $250 million, 5.07% senior unsecured notes payable in June 2023, and higher capitalized interest in 2023 resulting from higher interest rates on our unsecured revolving credit facility. The increase in 2023 was also partially offset by lower interest expense in 2023, as compared to the same period in 2022, related to the early retirement of $185.2 million of secured variable rate notes in May 2023.
Depreciation and amortization expense decreased approximately $2.2 million for the year ended December 31, 2023 as compared to 2022. The decrease was primarily due to the amortization of in-place leases incurred related to the acquisition of the Funds in April 2022 being fully amortized by December 31, 2022, and the amortization of in-place leases related to the acquisition of two operating properties in 2021 being fully amortized by March 31, 2022. The decrease was also due to a higher amount of three to five year assets being fully depreciated in 2023 as compared to 2022 and the dispositions of an operating property in March of 2022, June of 2023, and December of 2023. The decrease was partially offset by higher depreciation expense in 2023 related to the acquisition of the Funds on April 1, 2022 and the completion of apartment homes in our development pipeline and completion of repositions during 2022 and 2023.
Our deferred compensation plans incurred an expense of approximately $15.4 million in 2023 and recognized a benefit of approximately $19.6 million in 2022. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income/(loss) related to these plans, as discussed in the Non-Property Income section above.

Other

	Year Ended December 31,		Change
(in thousands)	2023	2022	$
Loss on early retirement of debt	$(2,513)	$—	$(2,513)
Gain on sale of operating properties, including land	225,416	36,372	189,044
Gain on acquisition of unconsolidated joint venture interests	—	474,146	(474,146)
Equity in income of joint ventures	—	3,048	(3,048)
Income tax expense	(3,650)	(2,966)	(684)
The $2.5 million loss on early retirement of debt during the year ended December 31, 2023 was due to the early repayment of our $185.2 million secured variable rate notes due in 2024 and 2026, and consisted of approximately $1.7 million of prepayment penalties and fees and approximately $0.8 million of unamortized fair value adjustments.
The $225.4 million gain on sale for the year ended December 31, 2023 was primarily due to the disposition of two operating properties located in Costa Mesa, California. The $36.4 million gain on sale for the year ended December 31, 2022 was due to the disposition of one operating property located in Largo, Maryland during the first quarter of 2022.
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
Equity in income of joint ventures decreased approximately $3.0 million for the year ended December 31, 2023 as compared to 2022. The decrease was primarily due to our consolidating the Funds on April 1, 2022.
Income tax expense increased approximately $0.7 million for the year ended December 31, 2023 as compared to the same period in 2022. The increase was primarily due to higher state income and franchise taxes.
Funds from Operations ("FFO"), Core FFO, and Core Adjusted FFO ("Core AFFO")
Management considers FFO, Core FFO, and Core AFFO to be appropriate supplementary measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains (or losses) from the sale of certain real estate assets (depreciable real estate), impairments of certain real estate assets (depreciable real estate), gains (or losses) from change in control, and adjustments for unconsolidated joint ventures to reflect FFO on the same basis. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions of depreciable real estate and depreciation, FFO can assist in the comparison of the operating performance of a company's real estate investments between periods or to different companies.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the years ended December 31, 2023 and 2022 are as follows:

($ in thousands)	2023	2022
Funds from operations
Net income attributable to common shareholders	$403,309	$653,613
Real estate depreciation and amortization	562,654	565,913
Adjustments for unconsolidated joint ventures	—	2,709
Gain on sale of operating properties	(225,331)	(36,372)
Gain on acquisition of unconsolidated joint venture interests	—	(474,146)
Income allocated to non-controlling interests	7,244	7,895
Funds from operations	$747,876	$719,612
Casualty-related expenses, net of recoveries	1,186	2,282
Severance	—	896
Legal costs and settlements, net of recoveries	280	555
Loss on early retirement of debt	2,513	—
Expensed development and other pursuit costs	471	—
Net below market lease amortization	—	(8,467)
Miscellaneous (income)/expense (1)	(364)	(2,071)
Core funds from operations	$751,962	$712,807

Less: recurring capitalized expenditures	(97,094)	(90,715)
Core adjusted funds from operations	$654,868	$622,092

Weighted average shares – basic	108,653	107,605
Incremental shares issuable from assumed conversion of:
Share awards granted	21	50
Common units	1,595	1,606
Weighted average shares – diluted	110,269	109,261
(1) For the year ended December 31, 2023 and 2022 activity relates to proceeds from a previously sold technology investment.
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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.8 and 7.4 times for the years ended December 31, 2023 and 2022, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses after adding back depreciation, amortization, and interest expense. Approximately 89.8% and 83.9% of our properties were unencumbered at December 31, 2023 and 2022, respectively. Our weighted average maturity of debt was approximately 5.6 years at December 31, 2023.
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
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2023 and 2022.
Net cash from operating activities was approximately $795.0 million during the year ended December 31, 2023 as compared to approximately $744.7 million during the year ended December 31, 2022. The increase was primarily due to the increase in cash from non-same store property operations due to the acquisition of the Funds on April 1, 2022, and the growth attributable to our same store, other non-same store and development and lease-up communities. The increase was partially offset by higher real estate tax payments related to the acquisition of the Funds and higher interest payments on our secured and unsecured debt. See further discussions of our 2023 operations as compared to 2022 in "Results of Operations."
Net cash used in investing activities during the year ended December 31, 2023 totaled approximately $127.1 million as compared to $1.5 billion during the year ended December 31, 2022. Cash outflows during 2023 primarily related to amounts paid for property development and capital improvements of approximately $410.9 million. These outflows were partially offset by net proceeds from the sale of two operating properties of approximately $290.7 million. Cash outflows during 2022 primarily related to the acquisition of the Funds for cash consideration of approximately $1.1 billion, and amounts paid for property development and capital improvements of approximately $449.4 million. These outflows were partially offset by net proceeds from the sale of one operating property for approximately $70.5 million in 2022. The decrease in property development and capital improvements for 2023, as compared to the same period in 2022, was primarily due to the acquisition of four parcels of land for development in 2022, partially offset by higher reposition expenditures in 2023 as compared to 2022. The property development and capital improvements during 2023 and 2022, included the following:

	December 31,
(in millions)	2023	2022
Expenditures for new development, including land	$179.3	$253.0
Capital expenditures	107.1	108.8
Reposition expenditures	88.2	53.0
Capitalized interest, real estate taxes, and other capitalized indirect costs	36.3	34.6
Total	$410.9	$449.4
Net cash used in financing activities totaled approximately $417.2 million during the year ended December 31, 2023 as compared to net cash from financing activities of approximately $109.9 million during the year ended December 31, 2022. Cash outflows during 2023 primarily related to $434.9 million used for distributions to common shareholders and non-controlling interest holders, the repayment of $250 million senior unsecured notes and $187.7 million secured variable rate notes, which includes prepayment penalties and fees, and the net repayment of $42.0 million of borrowings from our unsecured revolving credit facility. These outflows were partially offset by net proceeds of approximately $498.2 million from the issuance of $500.0 million senior unsecured notes in November 2023. Cash inflows during 2022 primarily related to net proceeds of approximately $516.8 million from the issuance of approximately 2.9 million common shares from our equity offering and approximately 0.2 million common shares from our ATM programs, as well as net proceeds of approximately $300.0 million of borrowings under our unsecured term loan, and net proceeds of $42.0 million of borrowings from our unsecured revolving credit facility. These cash inflows were partially offset by approximately $396.8 million to pay distributions to common shareholders, and non-controlling interest holders and the repayment of $350.0 million senior unsecured notes in the fourth quarter of 2022.
Financial Flexibility
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility and term loan are based upon, at our option, (a) the daily or the one-, three-, or six- months Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s price rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility and term loan are subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2023 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available. At December 31, 2023, we had outstanding letters of credit totaling $27.7 million, and approximately $1.2 billion available under our unsecured revolving credit facility.
In May 2023, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2023 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the proceeds from any sale of our common shares under the 2023 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we have not entered into any forward sales agreements and have not sold any shares under the 2023 ATM program.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2023, we had approximately 106.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
We believe our ability to access the capital markets is enhanced by our senior unsecured debt ratings by Fitch, Moody's, and Standard and Poor's, which were A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, as of December 31, 2023. We believe our ability to access the capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. At December 31, 2023, we had outstanding debt of approximately $3.7 billion. In January 2024, we issued $400.0 million of 4.90% senior unsecured notes due January 15, 2034. We utilized a portion of the net proceeds from these notes to repay the outstanding balance on our $300 million, 6.21% unsecured term loan due in August 2024 with a one year extension option to August 2025. In January 2024, we also repaid the $250.0 million principal balance related to the 4.36% senior unsecured notes payable, which matured on January 15, 2024. We believe the remaining scheduled payments of debt over the next 12 months are manageable at approximately $290.0 million, which excludes the amortization of debt discounts and debt issuance costs as well as the $550 million of debt we repaid in January 2024, as discussed above. See Note 9, "Notes Payable," in the notes to Consolidated Financial Statements for further discussion of scheduled maturities beyond 2024. Interest payments related to the debt discussed above and as further discussed in Note 9 will be approximately $123.1 million for the year ended December 31, 2024 and for the years ending 2025 through 2028 will be approximately $115.2 million, $110.6 million, $86.0 million, and $82.5 million, respectively, and approximately $346.5 million in the aggregate thereafter.
We estimate the additional cost to complete the construction of the four projects to be approximately $137.6 million. Of this amount, we expect to incur costs between approximately $120 million and $130 million during 2024 and to incur the remaining costs during 2025. Additionally, we expect to incur costs between approximately $40 million and $60 million related to the start of new development activities, between approximately $90 million and $94 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $101 million and $105 million of additional recurring capital expenditures during 2024.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to reduce the amount of income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2023, we announced our Board of Trust Managers had declared a quarterly dividend of $1.00 per common share to our common shareholders of record as of December 15, 2023. This dividend was subsequently paid on January 17, 2024, and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2023 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $4.00 per share or unit for the year ended December 31, 2023.
In the first quarter of 2024, the Company's Board of Trust Managers declared a first quarter dividend of $1.03 per common share to our common shareholders of record as of March 29, 2024. Future dividend payments are paid at the discretion of the Board of Trust Managers and depend on cash flows generated from operations, the Company's financial condition, and capital requirements, distribution requirements under the REIT provisions of the Code and other factors, including the Company's past performance, and future prospects, which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2024, our annualized dividend rate for 2024 would be $4.12.
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
Valuation of Assets. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment indicators exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures, if any, and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2023, 2022, or 2021.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe the primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies, which includes (i) maintaining prudent levels of fixed and floating rate debt; and (ii) extending and sequencing the maturity dates of our debt where practicable. We also periodically use derivative financial instruments, primarily interest rate swaps with major financial institutions, to manage our exposure to interest rate changes on our floating-rate debt and fair value changes on certain fixed-rate debt. We do not utilize derivative financial instruments for trading or speculative purposes. The table below summarizes our debt as of December 31, 2023 and 2022:

($ in millions)	December 31, 2023					December 31, 2022
	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,866.9	$2,651.6	6.6	3.6%	77.2%	$3,114.0	$2,806.1	7.1	3.7%	84.6%
Variable rate debt	$848.5	$864.9	2.3	6.5%	22.8%	$566.9	$566.8	3.0	5.5%	15.4%
At December 31, 2023, we have an interest rate swap with a notional amount of $500.0 million which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. This interest rate swap was designated and qualified as a fair value hedging instrument. The interest rate swap is considered to be effective at achieving offsetting changes in the fair value of the hedged debt and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as a gain or loss in interest expense and equally offset by the gain or loss of the underlying debt, which also is recorded in interest expense.
Additionally, at December 31, 2023 and 2022, we had unsecured term loans outstanding of approximately $339.9 million and $339.8 million, respectively. At December 31, 2022 we also had $42.0 million of borrowings under our unsecured revolving credit facility and approximately $185.1 million secured variable rate notes outstanding. If interest rates on the variable rate debt listed in the table above would have been 100 basis points higher throughout 2023 and 2022, our annual interest costs would have increased by approximately $8.5 million and $5.7 million, respectively.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Holding other variables constant, if interest rates would have been 100 basis points higher as of December 31, 2023, the fair value of our fixed rate debt would have decreased by approximately $125.9 million.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
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
February 22, 2024

Item 9B. Other Information
None.
Item 9C. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2024 in connection with the Annual Meeting of Shareholders to be held on or about May 10, 2024.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2024 in connection with the Annual Meeting of Shareholders to be held on or about May 10, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2024 in connection with the Annual Meeting of Shareholders to be held on or about May 10, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2024 in connection with the Annual Meeting of Shareholders to be held on or about May 10, 2024.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2024 in connection with the Annual Meeting of Shareholders to be held on or about May 10, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Sixth Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on February 23, 2023

3.5	First Amendment to the Sixth Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on April 27, 2023

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.4 to Form 8-K filed on October 4, 2018

4.6	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.7	Form of Camden Property Trust 4.250% Note due 2024	Exhibit 4.1 to Form 8-K filed on December 2, 2013

4.8	Form of Camden Property Trust 3.500% Note due 2024	Exhibit 4.1 to Form 8-K filed on September 12, 2014

4.9	Form of Camden Property Trust 4.100% Note due 2028	Exhibit 4.5 to Form 8-K filed on October 4, 2018

4.10	Form of Camden Property Trust 3.150% Note due 2029	Exhibit 4.5 to Form 8-K filed on June 17, 2019

4.11	Form of Camden Property Trust 3.350% Note due 2049	Exhibit 4.5 to Form 8-K filed on October 7, 2019

4.12	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.5 to Form 8-K filed on April 21, 2020

4.13	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.6 to Form 8-K filed on April 21, 2020

4.14	Form of Camden Property Trust 5.850% Note due 2026	Exhibit 4.5 to Form 8-K filed on November 3, 2023

4.15	Form of Camden Property Trust 4.900% Note due 2034	Exhibit 4.5 to Form 8-K filed on January 5, 2024

4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.14 to Form 10-K/A filed on March 6, 2020

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.8	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.9	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.12	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.15	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.16	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.17	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.18	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.19	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.20	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.21	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

10.22	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.23	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.24	Camden Property Trust 2018 Employee Share Purchase Plan	Exhibit 99.2 to Form 8-K filed on May 17, 2018

10.25	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.27	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.28	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.29	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.30	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.31	Camden Property Trust 2018 Share Incentive Plan, effective as of May 17, 2018	Exhibit 99.1 to Form 8-K filed on May 17, 2018

10.32	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.33	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.34	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 10.35 to Form 10-K filed on February 15, 2019

10.35	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto	Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.36	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Value Add Fund, L.P.	Exhibit 2.1 to Form 8-K filed on March 18, 2022

10.37	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Co-Investment Fund, L.P.	Exhibit 2.2 to Form 8-K filed on March 18, 2022

10.38	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch	Exhibit 1.1 to Form 8-K filed on May 22, 2023

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.39	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Scotia Capital (USA) Inc. and The Bank of Nova Scotia	Exhibit 1.2 to Form 8-K filed on May 22, 2023

10.40	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Truist Securities, Inc. and Truist Bank	Exhibit 1.3 to Form 8-K filed on May 22, 2023

10.41	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association	Exhibit 1.4 to Form 8-K filed on May 22, 2023

10.42	Fourth Amended and Restated Credit Agreement, dated August 31, 2022, among Camden Property Trust, as the Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, Truist Bank, and U.S. Bank National Association, as Syndication Agents, BMO Harris Bank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and The Bank of Nova Scotia, as Documentation Agents, and the other lenders party thereto, BofA Securities, Inc., JPMorgan Chase Bank N.A., PNC Capital Markets LLC, Regions Capital Markets, Truist Securities Inc., and U.S. Bank National Association, as Joint Lead Arrangers, BofA Securities, Inc., and JPMorgan Chase Bank N.A., as Joint Bookrunners	Exhibit 99.1 to Form 8-K filed on September 1, 2022

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Javier E. Benito, Heather J. Brunner, Mark D. Gibson, Scott S. Ingraham, Renu Khator, Frances Aldrich Sevilla-Sacasa, Steven A. Webster, and Kelvin R. Westbrook	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1	Filed Herewith

101.INS	XBRL Instance Document	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

February 22, 2024	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 22, 2024
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	Executive Vice Chairman of the Board of Trust	February 22, 2024
D. Keith Oden	Managers and President

/s/ Alexander J. Jessett	Executive Vice President - Chief Financial Officer	February 22, 2024
Alexander J. Jessett	and Assistant Secretary (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 22, 2024
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Javier E. Benito	Trust Manager	February 22, 2024

*
Heather J. Brunner	Trust Manager	February 22, 2024

*
Mark D. Gibson	Trust Manager	February 22, 2024

*
Scott S. Ingraham	Trust Manager	February 22, 2024

*
Renu Khator	Trust Manager	February 22, 2024

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 22, 2024

*
Steven A. Webster	Trust Manager	February 22, 2024

*
Kelvin R. Westbrook	Trust Manager	February 22, 2024

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter Description
The Company’s evaluation of properties under development, including land ("properties under development") for impairment involves an assessment to determine whether events or changes in circumstances indicate that the carrying amount of properties under development may not be recoverable. Possible indicators of impairment of properties under development may include deterioration of market conditions or changes in the Company’s development strategy that may significantly affect key assumptions used.
The Company considers projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in the assessment of whether impairment indicators exist. The Company makes assumptions regarding expected market conditions, including estimates of the project start date, projected construction costs, as well as estimates of demand for multifamily communities, market rents, economic conditions, and occupancies, to evaluate properties under development for possible indicators of impairment. As of December 31, 2023, the Company’s properties under development had an aggregate carrying value of $486.9 million, and no impairment loss has been recognized for the year ended December 31, 2023.
Given the Company’s evaluation of properties under development for impairment indicators requires management to make significant judgments related to the assumptions described above, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts may not be recoverable required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of properties under development for possible indicators of impairment included the following, among others:
•We tested the effectiveness of controls over management’s process of identifying indicators of impairment, including controls over management’s estimates of projected occupancy and market rent, projected construction costs, estimates of demand for multifamily communities, and other market and economic assumptions.
•We evaluated the reasonableness of management’s impairment indicator analysis by performing the following procedures:
◦Compared projected net operating income growth, occupancy rate, and capitalization rate for each property under development to market averages from third party market reports and to the Company’s historical financial performance for operating properties in the same or nearby markets;
◦Analyzed period over period changes in projected construction costs for each property under development to evaluate any accumulation of costs significantly in excess of the amount originally expected;
◦Compared management's projected costs, construction completion date, and stabilized net operating income for recently completed properties under development to actual results;
◦Discussed with management and read minutes for Board of Trust Managers and Investment Committee meetings to assess if there were any significant adverse changes in legal factors or in the business climate that could affect management’s plans for properties under development, including if it is more likely than not that any property under development will be sold, not developed, or otherwise disposed of significantly before the end of its previously estimated useful life.
•We performed a search for contradictory evidence by reading third party market reports to evaluate management’s analysis to identify any significant changes in economic factors, industry factors, or other events that may result in an impairment indicator.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 22, 2024
We have served as the Company's auditor since 1993.

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2023	2022
Assets
Real estate assets, at cost
Land	$1,711,873	$1,716,273
Buildings and improvements	10,993,390	10,674,619
	$12,705,263	$12,390,892
Accumulated depreciation	(4,332,524)	(3,848,111)
Net operating real estate assets	$8,372,739	$8,542,781
Properties under development, including land	486,864	524,981
Total real estate assets	$8,859,603	$9,067,762
Accounts receivable – affiliates	11,905	13,364
Other assets, net	244,182	229,371
Cash and cash equivalents	259,686	10,687
Restricted cash	8,361	6,751
Total assets	$9,383,737	$9,327,935
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,385,309	$3,165,924
Secured	330,127	514,989
Accounts payable and accrued expenses	222,599	211,370
Accrued real estate taxes	96,517	95,551
Distributions payable	110,427	103,628
Other liabilities	186,987	179,552
Total liabilities	$4,331,966	$4,271,014
Commitments and contingencies (Note 14)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,712 and 117,734,479 issued; 115,640,369 and 115,636,215 outstanding at December 31, 2023 and 2022, respectively	1,156	1,156
Additional paid-in capital	5,914,868	5,897,454
Distributions in excess of net income attributable to common shareholders	(613,651)	(581,532)
Treasury shares, at cost (8,859,556 and 9,089,926 common shares, at December 31, 2023 and 2022, respectively)	(320,364)	(328,684)
Accumulated other comprehensive loss	(1,252)	(1,774)
Total common equity	$4,980,757	$4,986,620
Non-controlling interests	71,014	70,301
Total equity	$5,051,771	$5,056,921
Total liabilities and equity	$9,383,737	$9,327,935
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except share amounts)	2023	2022	2021
Property revenues	$1,542,027	$1,422,756	$1,143,585
Property expenses
Property operating and maintenance	$353,911	$315,737	$267,703
Real estate taxes	195,009	182,344	149,322
Total property expenses	$548,920	$498,081	$417,025
Non-property income
Fee and asset management	$3,451	$5,188	$10,532
Interest and other income	879	3,019	1,223
Income/(loss) on deferred compensation plans	15,398	(19,637)	14,369
Total non-property income/(loss)	$19,728	$(11,430)	$26,124
Other expenses
Property management	$33,706	$28,601	$26,339
Fee and asset management	1,717	2,516	4,511
General and administrative	62,506	60,413	59,368
Interest	133,395	113,424	97,297
Depreciation and amortization	574,813	577,020	420,692
Expense/(benefit) on deferred compensation plans	15,398	(19,637)	14,369
Total other expenses	$821,535	$762,337	$622,576
Loss on early retirement of debt	(2,513)	—	—
Gain on sale of operating properties, including land	225,416	36,372	174,384
Gain on acquisition of unconsolidated joint venture interests	—	474,146	—
Equity in income of joint ventures	—	3,048	9,777
Income from continuing operations before income taxes	$414,203	$664,474	$314,269
Income tax expense	(3,650)	(2,966)	(1,893)
Net income	$410,553	$661,508	$312,376
Less income allocated to non-controlling interests	(7,244)	(7,895)	(8,469)
Net income attributable to common shareholders	$403,309	$653,613	$303,907

Total earnings per share – basic	3.71	6.07	2.97
Total earnings per share – diluted	3.70	6.04	2.96
Weighted average number of common shares outstanding – basic	108,653	107,605	101,999
Weighted average number of common shares outstanding – diluted	109,399	108,388	102,829

Consolidated Statements of Comprehensive Income
Net income	$410,553	$661,508	$312,376
Other comprehensive income
Unrealized loss on cash flow hedging activities	(728)	—	—
Unrealized gain (loss) and unamortized prior service cost on post retirement obligation	(183)	489	154
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	1,433	1,476	1,490
Comprehensive income	$411,075	$663,473	$314,020
Less income allocated to non-controlling interests	(7,244)	(7,895)	(8,469)
Comprehensive income attributable to common shareholders	$403,831	$655,578	$305,551
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
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Equity, December 31, 2022	$1,156	$5,897,454	$(581,532)	$(328,684)	$(1,774)	$70,301	$5,056,921
Net income			403,309			7,244	410,553
Other comprehensive income					522		522
Net share awards		16,552		7,695			24,247
Employee share purchase plan		1,187		625			1,812
Conversion/ redemption of operating partnership units (3 shares)		72				(200)	(128)
Cash distributions declared to equity holders ($4.00 per share)			(435,428)			(6,331)	(441,759)
Other		(397)					(397)
Equity, December 31, 2023	$1,156	$5,914,868	$(613,651)	$(320,364)	$(1,252)	$71,014	$5,051,771
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$410,553	$661,508	$312,376
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	574,813	577,020	420,692
Loss on early retirement of debt	2,513	—	—
Gain on sale of operating properties, including land	(225,416)	(36,372)	(174,384)
Gain on acquisition of unconsolidated joint venture interests	—	(474,146)	—
Distributions of income from joint ventures	—	3,015	9,645
Equity in income of joint ventures	—	(3,048)	(9,777)
Share-based compensation	14,512	12,822	15,397
Net change in operating accounts and other	17,975	3,913	3,518
Net cash from operating activities	$794,950	$744,712	$577,467
Cash flows from investing activities
Development and capital improvements, including land	$(410,934)	$(449,431)	$(428,714)
Acquisition of operating properties, including joint venture interests, net of cash acquired	—	(1,066,051)	(629,959)
Net proceeds from sales of operating properties, including land	290,663	70,536	254,717
Increase in non-real estate assets	(5,597)	(4,407)	(4,032)
Other	(1,259)	(6,831)	3,597
Net cash from investing activities	$(127,127)	$(1,456,184)	$(804,391)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$1,335,000	$758,000	$—
Repayments on unsecured revolving credit facility	(1,377,000)	(716,000)	—
Repayment of notes payable, including prepayment penalties	(437,749)	(350,000)	—
Proceeds from notes payable	498,235	300,000	—
Distributions to common shareholders and non-controlling interests	(434,875)	(396,822)	(343,039)
Proceeds from issuance of common shares	—	516,758	759,209
Payment of deferred financing costs	(3,114)	(10,948)	(1,346)
Other	2,289	8,942	6,547
Net cash from financing activities	$(417,214)	$109,930	$421,371
Net increase (decrease) in cash, cash equivalents, and restricted cash	250,609	(601,542)	194,447
Cash, cash equivalents, and restricted cash, beginning of year	17,438	618,980	424,533
Cash, cash equivalents, and restricted cash, end of year	$268,047	$17,438	$618,980
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$259,686	$10,687	$613,391
Restricted cash	8,361	6,751	5,589
Total cash, cash equivalents, and restricted cash, end of year	268,047	17,438	618,980
Supplemental information
Cash paid for interest, net of interest capitalized	$128,870	$111,069	$97,301
Cash paid for income taxes	3,591	3,216	2,181
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$110,427	$103,628	$88,786
Value of shares issued under benefit plans, net of cancellations	24,850	21,526	18,627
Accrual associated with construction and capital expenditures	23,706	20,151	24,313
Acquisition of joint venture interests:
Mortgage debt assumed	—	514,554	—
Other liabilities	—	39,168	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of December 31, 2023, we owned interests in, operated, or were developing 176 multifamily properties comprised of 59,800 apartment homes across the United States. Of the 176 properties, four properties were under construction, and will consist of a total of 1,166 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights, and participating rights. As of December 31, 2023, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of December 31, 2023, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
We did not recognize amortization expense related to in-place leases or revenue related to net below-market leases during the year ended December 31, 2023. We recognized amortization expense related to in-place leases of approximately $50.3 million, and $22.2 million and recognized revenue related to net below-market leases of approximately $8.6 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022 and 2021, the weighted average amortization periods for in-place leases was approximately eight months and nine months, respectively, and the weighted average amortization periods for net below-market leases was approximately seven months and ten months, respectively.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment indicators exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures, if any, and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge. We did not record any impairment charges for the years ended December 31, 2023, 2022, or 2021.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $20.2 million, $18.1 million, and $16.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Capitalized real estate taxes were approximately $3.4 million, $4.2 million, and $2.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Derivative Financial Instruments. Derivative financial instruments are recorded in the consolidated balance sheets at fair value and presented on a gross basis for financial reporting purposes even when those instruments are subject to master netting arrangements and may otherwise qualify for net presentation. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Cash flows from derivatives and the related gains and losses are classified as cash flows from operating activities on the consolidated statements of cash flows.
Cash Flow Hedges. For derivative instruments which are designated and qualify as a cash flow hedge, the derivative's gain or loss is reported as a component to other comprehensive income ("OCI") and recorded in accumulated other comprehensive income ("AOCI") on our consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on our consolidated statements of earnings.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items.

Fair Value Hedges. For derivative instruments which are designated and qualify as a fair value hedge, the changes in fair value of the derivative instrument and the offsetting changes in fair value of the underlying hedged item due to changes in the hedged risk are recorded to interest expense on our consolidated statements of earnings.
Counterparty Credit Risk. Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
Gains or losses on sales of real estate. The Company recognizes the sale, and associated gain or loss from the disposition, when the criteria for derecognition of an asset is met, including when a contract exists and the buyer obtained control of the nonfinancial asset sold, in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Recurring Fair Value Measurements. The following describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis:
Derivative Financial Instruments. The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market-standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk, including our own nonperformance risk and the respective counterparty’s nonperformance risk.
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
Financial Instrument Fair Value Disclosures. As of December 31, 2023 and 2022, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note, and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts which are accounted for pursuant to ASC 842, "Leases," and presented as property revenues, and include rental revenue under contractual terms for other services provided to our customers. As a lessor, we made elections pursuant to ASC 842 to 1) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and 2) exclude from lease revenues the sales taxes collected from lessees and certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. A detail of our material revenue streams are discussed below:
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
As of December 31, 2023, our average residential lease term was approximately fourteen months with all other commercial leases averaging longer lease terms. We anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
2024	$865.9
2025	40.4
2026	3.8
2027	3.3
2028	3.0
Thereafter	6.3
Total	$922.7
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
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, technology investments, non-real estate leasehold improvements and equipment, notes receivable, derivatives, operating lease right-of-use assets, prepaid expenses, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. For a further discussion of our investments under deferred compensation plans, see Note 11, "Share-based Compensation and Benefit Plans." Deferred financing costs are related to our unsecured revolving credit facility, and are amortized no longer than the terms of the related facility on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment includes expenditures related to renovation and construction of office space we lease. These leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which generally range from three to ten years.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have virtually no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $14.3 million and $11.1 million at December 31, 2023 and 2022, respectively. These investments are included in other assets, net in our consolidated balance sheets and we did not record any impairments during the years ended December 31, 2023, 2022, or 2021 relating to these investments.
Reportable Segments. We operate in a single reportable segment which includes the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on geography, size, or type. Our multifamily apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. Further, all material operations are within the United States and no multifamily apartment community comprises more than 10% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment. Our multifamily communities generate property revenue through the leasing of apartment homes, which comprised approximately 99% of our total property revenues and total non-property income, excluding income (loss) on deferred compensation plans, for each of the years ended December 31, 2023, 2022, and 2021.
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
Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance disclosures regarding a public entity's reportable segments by requiring public entities, who have a single reportable segment or multiple reportable segments, to disclose significant segment expenses which are regularly provided to the chief operating decision maker ("CODM"), the title or position of the CODM, and how the CODM utilizes segment information to assess performance and allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods for fiscal years beginning after December 15, 2024, and early adoption is permitted. This standard must be applied using the retrospective transition method upon adoption. We expect to adopt ASU 2023-07 in our 2024 Form 10-K and in the interim periods thereafter. The adoption of ASU 2023-07 will require additional disclosures, but we do not believe the adoption will materially impact our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures to enhance the transparency regarding income tax information through the use of a rate reconciliation table and disclosure of net taxes paid, detailed by federal, state, and foreign taxes and, if applicable, further detailed by specific jurisdictions if the amount exceeds a qualitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. This standard may be applied either on a prospective basis or on a retrospective basis. We expect to adopt ASU 2023-09 in our 2025 Form 10-K and expect the enhanced presentation of income tax disclosures will have no impact on our consolidated financial statements.

3. Per Share Data
Basic earnings per share are computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflect common shares issuable from the assumed conversion of common share options and share awards granted and units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement will be considered in our calculation for diluted earnings-per-share until settlement, using the treasury stock method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.0 million for each of the years ended December 31, 2023 and 2022, and 2021. These securities, which include share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$403,309	$653,613	$303,907
Amount allocated to participating securities	(646)	(990)	(545)
Net income attributable to common shareholders – basic	$402,663	$652,623	$303,362

Total earnings per common share – basic	$3.71	$6.07	$2.97

Weighted average number of common shares outstanding – basic	108,653	107,605	101,999

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$402,663	$652,623	$303,362
Income allocated to common units from continuing operations	2,086	1,452	1,190
Net income attributable to common shareholders – diluted	$404,749	$654,075	$304,552

Total earnings per common share – diluted	$3.70	$6.04	$2.96

Weighted average number of common shares outstanding – basic	108,653	107,605	101,999
Incremental shares issuable from assumed conversion of:
Share awards granted	21	50	87
Common units	725	733	743
Weighted average number of common shares outstanding – diluted	109,399	108,388	102,829
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

The 2023 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller and would expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). As of the date of this filing, we have not entered into any forward sales agreement and have not sold any shares under the 2023 ATM program.
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
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2023, we had approximately 106.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In the first quarter of 2024, the Company's Board of Trust Managers declared a first quarter dividend of $1.03 per common share to our common shareholders of record as of March 29, 2024.
5. Operating Partnerships
At December 31, 2023, approximately 4% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. ("Camden Operating" or the "operating partnership"). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2023, we held approximately 93% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.7 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units.
At December 31, 2023, approximately 26% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the "Camden Summit Partnership"). Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2023, we held approximately 95% of the outstanding common limited partnership units and the sole 1% general partnership interest of Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 0.9 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election and holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units.
We have Tax Protection Agreements, as amended, protecting the negative tax capital of certain holders of common units of limited partnership interest in the Camden Summit Partnership, including a former Trust Manager who retired from our Board effective May 2022. The negative tax capital accounts of these certain unitholders totaled approximately $23.8 million in the aggregate as of December 31, 2023. We currently have a $40.0 million two-year unsecured floating rate term loan with an unrelated third party which supports the negative tax capital accounts.

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
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2023, 2022, and 2021 as income tax expense. Income taxes for the years ended December 31, 2023, 2022, and 2021, primarily related to state income tax and federal taxes on certain of our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains, or return of capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2023, 2022, and 2021 is set forth in the following table:

	Year Ended December 31,
	2023	2022	2021
Common Share Distributions (1)
Ordinary income	$2.54	$—	$2.06
Long-term capital gain	1.90	0.48	1.14
Return of capital	—	2.26	—
Unrecaptured Sec. 1250 gain	0.50	0.08	0.12
Total	$4.94	$2.82	$3.32
(1) The $1.00 distribution per share paid on January 17, 2024 will be considered a 2023 distribution for federal income tax purposes and will be subject to taxation based on our 2023 earnings. The $0.94 distribution per share paid on January 17, 2023 was also considered a 2023 distribution for federal income tax purposes and was also subject to taxation based on our 2023 earnings.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2023 exceeded the tax basis by approximately $1.6 billion.
Income Tax Expense. We had income tax expense of approximately $3.7 million, $3.0 million, and $1.9 million for the tax years ended December 31, 2023, 2022, and 2021, respectively, which was comprised mainly of state income and franchise taxes related to our taxable REIT subsidiaries.
Income Tax Expense – Deferred. For the years ended December 31, 2023, 2022, and 2021, our deferred tax expense was not significant.
The income tax returns of Camden Property Trust and its subsidiaries are subject to examination by federal, state, and local tax jurisdictions for years 2020 through 2022. Tax attributes generated in years prior to 2020 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
Tax Reform. The 2022 Inflation Reduction Act ("the 2022 Act") was passed on August 16, 2022, which is generally applicable for taxable years beginning after December 31, 2022, and included changes to the corporate income tax system. As a REIT, we are generally exempt from the majority of the provisions under the 2022 Act and do not believe the provisions will have a material impact on our consolidated financial statements.

7. Acquisitions and Dispositions
Acquisitions of Land. We did not acquire any land during the year ended December 31, 2023. During the year ended December 31, 2022, we acquired for future development purposes two parcels of land totaling approximately 42.6 acres in Charlotte, North Carolina for an aggregate cost of approximately $32.7 million; approximately 3.8 acres of land in Nashville, Tennessee for approximately $30.5 million; and approximately 15.9 acres of land in Richmond, Texas for approximately $7.8 million.
During the year ended December 31, 2021, we acquired for future development purposes approximately 2.0 acres of land in Nashville, Tennessee for $36.6 million; approximately 5.2 acres of land in Denver, Colorado for $24.0 million; approximately 14.6 acres of land in The Woodlands, Texas for $9.3 million; and approximately 0.2 acres of land in St. Petersburg, Florida for $2.1 million.
Asset Acquisition of Operating Properties. We did not acquire any operating properties during the year ended December 31, 2023. On April 1, 2022, we purchased the remaining 68.7% ownership interests in two unconsolidated discretionary investment funds (collectively, "the Funds" or "the acquisition of the Funds") for cash consideration of approximately $1.1 billion, after adjusting for our assumption of approximately $515.0 million of existing secured mortgage debt of the Funds which remained outstanding. As a result of this acquisition, we now own 100% ownership interests in 22 multifamily communities comprised of 7,247 units located in Houston, Austin, Dallas, Tampa, Raleigh, Orlando, Washington D.C., Charlotte, and Atlanta. Prior to the acquisition, we accounted for our 31.3% ownership interests in each of these Funds in accordance with the equity method of accounting.
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
Sale of Operating Properties. During the year ended December 31, 2023, we sold two operating properties comprised of an aggregate of 852 apartment homes located in Costa Mesa, California for an aggregate of approximately $293.1 million and recognized a gain of approximately $225.3 million. In February 2024, we sold one operating property comprised of 592 apartment homes located in Atlanta, Georgia for approximately $115.0 million.
During the year ended December 31, 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million. During the year ended December 31, 2021, we sold two operating properties comprised of an aggregate of 652 apartment homes located in Houston, Texas for an aggregate of approximately $115.0 million and recognized a gain of approximately $81.1 million and one property comprised of 426 apartment homes, located in Laurel, Maryland for approximately $145.0 million and recognized a gain of approximately $93.3 million.
8. Investments in Joint Ventures
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

	2023	2022 (1)	2021
Total revenues	$—	$37.2	$139.0
Net income	—	7.1	21.3
Equity in income (2)	—	3.0	9.8
(1)Results for 2022 related to activity during the first quarter. We consolidated the operations of the Funds as of April 1, 2022.
(2)Equity in income excluded our ownership interest of fee income from various services provided by us to the Funds.
Prior to the acquisition of the remaining interests in the Funds, we earned fees for property and asset management, construction, development, and other services related to the Funds, and we eliminated fee income for services provided to the

Funds to the extent of our ownership. Fees earned for these services, net of eliminations, were approximately $1.7 million and $6.6 million for the years ended December 31, 2022 and 2021, respectively. After the acquisition of the Funds on April 1, 2022, we no longer earn these fees.
9. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2023	2022
Commercial banks
6.57% Term loan, due 2024	$39.9	$39.8
6.21% Term loan, due 2024	300.0	300.0
6.13% Unsecured revolving credit facility	—	42.0
	$339.9	$381.8

Senior unsecured notes
5.07% Notes, due 2023	$—	$249.8
4.36% Notes, due 2024	250.0	249.7
3.68% Notes, due 2024	249.7	249.2
6.69% Notes, due 2026 (3)	508.6	—
3.74% Notes, due 2028	398.7	398.3
3.67% Notes, due 2029 (1)	596.1	595.5
2.91% Notes, due 2030	745.4	744.8
3.41% Notes, due 2049	296.9	296.8
	$3,045.4	$2,784.1

Total unsecured notes payable	$3,385.3	$3,165.9

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.3	$291.2
6.69% Variable Rate Notes, due 2026	—	166.2
6.99% Variable Rate Construction Note, due 2024	—	18.9
3.87% note, due 2028	38.8	38.7
Total secured notes payable	$330.1	$515.0

Total notes payable (2)	$3,715.4	$3,680.9

Value of real estate assets, at cost, subject to secured notes	$1,342.2	$2,080.9
(1)The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(2)Unamortized debt discounts, debt issuance costs, and fair market value adjustments of $5.5 million and $18.0 million are included in senior unsecured and secured notes payable as of December 31, 2023 and 2022, respectively.
(3)Amount includes an $11.6 million cumulative fair value adjustment due to changes in benchmark interest rates related to our 2026 Notes. See further discussion below.
At December 31, 2023 we had a $300 million, 6.21% unsecured term loan which matured in August 2024, with one option to extend at our election to August 2025. In January 2024, we utilized a portion of the net proceeds from the notes due January 15, 2034 (the "2034 Notes") to repay the outstanding balance. See further discussion below. We also have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility and term loan are based upon, at our option, (a) the daily or the one-, three-, or six- months Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s price rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility and term loan are subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2023 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available. At December 31, 2023, we had outstanding letters of credit totaling $27.7 million and approximately $1.2 billion available under our unsecured revolving credit facility.
In November 2023, we issued $500.0 million aggregate principal amount of 5.85% senior unsecured notes due November 3, 2026 (the "2026 Notes") under our existing shell registration statement. The 2026 Notes were offered to the public 99.997% of their face amount with a stated rate of 5.85% and a yield to maturity of 5.851%. After deducting underwriting discounts and other offering expenses, the net proceeds from the sale of the 2026 Notes was approximately $496.9 million. Interest on the 2026 Notes is payable semi-annually on May 3 and November 3, beginning May 3, 2024. We may redeem the 2026 Notes, in whole or in part, at anytime at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2026 Notes on or after one month prior to their maturity date, the redemption price will equal 100% of the principal amount of the 2026 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2026 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. At December 31, 2023, the carrying value of the notes was $508.6 million, which included the cumulative fair value adjustment of $11.6 million. We used the net proceeds to repay the outstanding balance on our unsecured revolving credit facility.
In connection with the 2026 Notes, we initiated an interest rate swap agreement with an aggregate notional amount of $500.0 million. Under the interest rate swap agreement, we pay a floating interest rate of daily compounded SOFR plus 1.12%. See Note 10, "Derivative Financial Instruments and Hedging Activities," for further discussion of the interest rate swap designated as a fair value hedge.
As a result of the acquisition of the Funds on April 1, 2022, we assumed approximately $514.6 million of secured mortgage loans with maturity dates ranging from 2024 to 2028 and effective interest rates on the date of acquisition ranging from 2.47% to 4.04%. These secured mortgage loans consisted of a variable rate construction loan, a fixed rate cross-collateralized and cross-defaulted note between three operating properties, and two cross-collateralized and cross-defaulted master credit facilities with Fannie Mae, which included both fixed conventional mortgage notes and variable rate notes.
In connection with the assumed secured mortgage loans discussed above, we recorded an approximate $2.4 million fair value adjustment as a decrease to the note balances, which is being amortized over the respective debt terms as an increase to interest expense. Due to the repayment of the secured variable rate notes discussed below, approximately $0.8 million of the unamortized fair value adjustment was written-off and expensed as part of the loss on the early retirement of debt. During each of the years ended December 31, 2023 and 2022, we also recorded amortization of the fair value adjustment of approximately $0.4 million. The remaining unamortized fair value adjustment at December 31, 2023 was approximately $0.8 million.
In May 2023, we utilized draws our unsecured revolving credit facility to retire our $185.2 million secured variable rate notes due in 2024 and 2026. As a result of the early repayments, we recorded a $2.5 million loss on early retirement of debt in our consolidated statements of income and comprehensive income, which was comprised of approximately $1.7 million of prepayment penalties and fees and approximately $0.8 million for the write-off of unamortized fair value adjustments.
In June 2023, we utilized draws on our unsecured revolving credit facility to repay the principal amount of our 5.07% senior unsecured notes payable, which matured on June 15, 2023, for a total of $250.0 million, plus accrued interest.
At December 31, 2023 we had outstanding floating rate debt of approximately $848.5 million, which includes the 2026 Notes which have been converted to floating rate debt through the issuance of the interest rate swap discussed above. We had floating rate debt of approximately $566.9 million at December 31, 2022, which includes balances outstanding under our unsecured revolving credit facility. The weighted average interest rate on such debt was approximately 6.5% and 5.5% at December 31, 2023 and 2022, respectively.
Our indebtedness had a weighted average maturity of 5.6 years at December 31, 2023. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2023:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
2024 (4)	$536.6	4.2%
2025 (5)	296.9	6.2
2026	532.7	6.6
2027	172.9	3.9
2028	530.4	3.8
Thereafter	1,645.9	3.3
Total	$3,715.4	4.2%
(1)Includes all available extension options.
(2)Includes amortization of debt discounts, debt issuance costs, and fair market value adjustments.
(3)Includes the effects of the applicable settled derivatives.
(4)In January 2024, we repaid the $250.0 million principal balance related to the 4.36% senior unsecured notes. See further discussion below.
(5)In January 2024, we repaid the $300 million, 6.21% unsecured term loan. See further discussion below.
In January 2024, we issued $400.0 million aggregate principal amount of 4.90% senior unsecured notes due January 15, 2034 under our existing shell registration statement. The 2034 Notes were offered to the public 99.638% of their face amount with a stated rate of 4.90% and a yield to maturity of 4.946%. After deducting underwriting discounts and other offering expenses, the net proceeds from the sale of the 2034 Notes was approximately $394.8 million. Interest on the 2034 Notes is payable semi-annually on January 15 and July 15, beginning July 15, 2024. We may redeem the 2034 Notes, in whole or in part, at anytime at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2034 Notes on or after three months prior to their maturity date, the redemption price will equal 100% of the principal amount of the 2034 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2034 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. In January 2024, we utilized a portion of the net proceeds from the 2034 Notes to repay the $300.0 million, 6.21% unsecured term loan due in August 2024 with a one year extension option to August 2025.
In January 2024, we utilized cash on hand to repay the principal amount of our 4.36% senior unsecured notes payable, which matured on January 15, 2024, for a total of $250.0 million, plus accrued interest.
10. Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives. We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we may enter into derivative financial instruments to manage exposures arising from business activities resulting in differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings. We do not utilize derivative financial instruments for trading or speculative purposes. See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" for a further discussion of derivative financial instruments.
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-up benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each derivative agreement’s gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any material cash flow hedges outstanding as of December 31, 2023 and had no cash flow hedges outstanding as of December 31, 2022 and 2021.
At December 31, 2023 an unrealized loss of $0.7 million was recognized in other comprehensive income. There were no unrealized gains or losses recognized for the years ended December 31, 2022 and 2021. During the year ended December 31, 2023, approximately $1.4 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods. Approximately $1.3 million was reclassified for each of the years ended December 31, 2022 and 2021.
Fair Value Hedges. From time to time we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair values of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. Refer to Note 9, "Notes Payable" for additional information on our long-term debt.

In November 2023, we utilized an interest rate swap with a notional amount of $500.0 million which exposes us to interest rate fluctuations on our 2026 Notes.This interest rate swap was designated and qualified as a fair value hedging instrument. At December 31, 2023, the carrying value of the notes was $508.6 million, which included the cumulative fair value adjustment of $11.6 million. There were no outstanding fair value hedges at December 31, 2022 or 2021.
Refer to Note 12, "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.
11. Share-based Compensation and Benefit Plans
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by the Company’s shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include officers and employees of the Company or any of its subsidiaries, Trust Managers of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. A total of 9.7 million shares ("Share Limit") was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as set forth as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of December 31, 2023, there were approximately 5.2 million common shares available under the 2018 Share Plan, which would result in approximately 1.5 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $15.8 million, $14.2 million, and $16.1 million for 2023, 2022, and 2021, respectively. Total capitalized compensation cost for share awards was approximately $5.9 million, $4.5 million, and $3.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
A summary of activity under our share incentive plans for the year ended December 31, 2023 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2022	164,647	$132.99
Granted	219,250	117.02
Exercised/Vested	(203,547)	121.46
Forfeited	(6,186)	130.31
Total nonvested share awards outstanding at December 31, 2023	174,164	$126.46
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
At December 31, 2023, 2022 and 2021, the weighted average fair value of share awards granted was $117.02, $161.91 and $105.87, respectively. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was approximately $24.7 million, $19.4 million, and $23.6 million, respectively. At December 31, 2023, the unamortized value of previously issued unvested share awards was approximately $12.7 million which is expected to be amortized over the next two years.
Employee Share Purchase Plan ("ESPP"). In May 2018, our shareholders approved the 2018 Employee Share Purchase Plan (the "2018 ESPP") which amends and restates our 1999 Employee Share Purchase Plan effective with the offering period commencing in June 2018. Under the 2018 ESPP, we may issue up to a total of approximately 500,000 common shares. The 2018 ESPP permits eligible employees to purchase our common shares either through payroll deductions or through semi-annual contributions. Each offering period has a six month duration commencing in June and December for which shares may be purchased at 85% of the market value, as defined on the first or last day of the offering period, whichever price is lower. We currently use treasury shares to satisfy ESPP share requirements. Each participant must hold the shares purchased for nine months in order to receive the discount, and a participant may not purchase more than $25,000 in value of shares during any plan year, as defined. The following table presents information related to our ESPP:

	2023	2022	2021
Shares purchased	17,306	15,353	29,857
Weighted average fair value of shares purchased	$104.26	$119.15	$141.64
Expense recorded (in millions)	$0.2	$0.2	$1.2
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
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2023 and 2022, approximately 1.0 million and 1.1 million share awards, respectively, were held in the rabbi trust. Additionally, as of December 31, 2023 and 2022, the rabbi trust held trading securities totaling approximately $9.7 million and $8.9 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2023 and December 31, 2022, approximately $11.9 million and $13.3 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in "Accounts receivable-affiliates" in our consolidated financial statements.
Non-Qualified Deferred Compensation. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 1.1 million and 1.0 million share awards were held in the plan at December 31, 2023 and 2022, respectively. Additionally, as of December 31, 2023 and 2022, the plan held trading securities totaling approximately $122.3 million and $111.7 million, respectively, which represents cash deferrals made by plan participants and diversification of share awards within the plan to trading securities. The value of this plan is recorded in other assets, net, within our consolidated balance sheets. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
401(k) Savings Plan. We have a 401(k) savings plan which is a voluntary defined contribution plan, and provides participating employees the ability to elect to contribute up to 60 percent of eligible compensation, subject to limitations as defined by the federal tax code, with the Company making matching contributions up to a predetermined limit. The matching contributions made for the years ended December 31, 2023, 2022, and 2021 were approximately $3.4 million, $3.4 million, and $3.3 million, respectively. Employees become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service.

12. Fair Value Measurements
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements":
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2023				December 31, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$132.0	$—	$—	$132.0	$120.7	$—	$—	$120.7
Derivative financial instruments (fair value hedge)	—	11.6	—	$11.6	—	—	—	$—
Other Liabilities
Derivative financial instruments (cash flow hedge)	—	0.7	—	$0.7	—	—	—	$—

(1)Approximately $10.9 million and $3.6 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2023 and 2022, respectively.
Nonrecurring Fair Value Disclosures. The nonrecurring fair value disclosures inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any asset acquisitions of operating properties in 2023 or impairments in 2023, 2022, or 2021. During the year ended December 31, 2022, we acquired the remaining 68.7% ownership interests in the Funds, which owned 22 multifamily communities. We consolidated these properties upon obtaining 100% ownership interests and recorded the real estate assets and identifiable above and below-market and in-place leases at their relative fair values based upon methods similar to those used by independent appraisers of income-producing properties. Our previously held 31.3% equity interests in the Funds were also remeasured to fair value utilizing these same techniques. The fair value measurements associated with the valuation of these acquired assets represent Level 3 measurements within the fair value hierarchy. See Note 7, "Acquisitions and Dispositions" for a further discussion about these acquisitions.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2023 and 2022, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	December 31, 2023		December 31, 2022
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,866.9	$2,651.6	$3,114.0	$2,806.1
Floating rate notes payable (1)	848.5	864.9	566.9	566.8
(1)Includes the 2026 Notes at December 31, 2023, and includes balances outstanding under our unsecured revolving credit facility at December 31, 2022.
13. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Change in assets:
Other assets, net	$(1,951)	$(13,950)	$(12,068)
Change in liabilities:
Accounts payable and accrued expenses	13,639	(2,990)	14,786
Accrued real estate taxes	968	22,901	(809)
Other liabilities	2,018	(6,207)	(2,133)
Other	3,301	4,159	3,742
Change in operating accounts and other	$17,975	$3,913	$3,518
14. Commitments and Contingencies
Construction Contracts. As of December 31, 2023, we estimate the additional cost to complete the four projects currently under construction to be approximately $137.6 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings, or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by a seller of revenue management software and owners and/or operators of multi-family housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation has consolidated 43 cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee. We and our co-defendants formed a joint defense group that allows free communication and strategizing among us and our attorneys, and allows us to combine efforts in drafting motions. Separate and apart from these private causes of action, on November 1, 2023, we, along with 13 other owners and/or operators of multi-family housing and a seller of revenue management software were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of the District of Columbia. We believe these lawsuits are without merit and intend to vigorously defend these actions. Additionally, we have been informed by federal and state regulators they are investigating this matter. At this stage of the proceedings, it is not possible to predict or determine the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision on any of these matters.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2023, we had approximately $0.6 million of earnest money deposits for potential acquisitions of land included in other assets, net in our consolidated balance sheet of which $0.5 million is non-refundable.
Lease Commitments. Substantially all of our operating leases recorded in our consolidated balance sheets are related to office facility leases. We had no significant changes to our lessee lease commitments for the year ended December 31, 2023. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use ("ROU") assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred.
The following is a summary of our operating lease related information:

($ in millions)		As of December 31,
Balance sheet	Classification	2023	2022
Right-of-use assets, net	Other assets, net	$4.4	$6.0
Operating lease liabilities	Other liabilities	$6.0	$8.4

($ in millions)		Year ended
Statement of income and comprehensive income	Classification	2023	2022
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$2.7	$2.7
Variable lease expense	General and administrative expenses and property management expenses	1.2	1.3
Total lease expense		$3.9	$4.0

($ in millions)		Year ended
Statement of cash flows	Classification	2023	2022
Cash flows from operating leases	Net cash from operating activities	$2.6	$2.5
Supplemental lease information
Weighted average remaining lease term (years)		2.4	2.9
Weighted average discount rate - operating leases (1)		5.1%	4.6%
(1)We use a secured incremental borrowing rate, as defined by ASC 842 based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.
The following is a summary of our maturities of our lease liabilities as of December 31, 2023:

(in millions)
Year ended December 31,	Operating Leases
2024	$3.3
2025	2.4
2026	0.5
2027	0.2
2028	—
Thereafter	—
Less: discount for time value	(0.4)
Lease liability as of December 31, 2023	$6.0
Employment Agreements. At December 31, 2023, we had employment agreements with 12 of our senior officers, the terms of which expire at various times through August 20, 2024. These agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments and 11 provide a gross-up payment if certain situations occur, such as termination without cause or termination due to a change of control. In the case of 10 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause and 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2023 (in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:

ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,429	$1,937	$5,511	$64,366	$69,877	$20,993	$48,884	$—	2016
Camden Copper Square	4,825	23,672	18,415	4,825	42,087	46,912	27,156	19,756	—	2000
Camden Foothills	11,006	33,712	1,633	11,006	35,345	46,351	12,409	33,942	—	2014
Camden Legacy	4,068	26,612	28,213	4,068	54,825	58,893	40,577	18,316	—	1998
Camden Montierra	13,687	31,727	9,295	13,687	41,022	54,709	16,733	37,976	—	2012
Camden North End I	16,108	82,620	497	16,108	83,117	99,225	28,923	70,302	—	2019
Camden North End II	10,176	70,097	363	10,176	70,460	80,636	16,335	64,301	—	2021
Camden Old Town Scottsdale	23,227	71,784	4,309	23,227	76,093	99,320	25,023	74,297	—	2019
Camden Pecos Ranch	3,362	24,492	12,905	3,362	37,397	40,759	16,374	24,385	—	2012
Camden San Marcos	11,520	35,166	14,693	11,520	49,859	61,379	19,113	42,266	—	2012
Camden San Paloma	6,480	23,045	21,017	6,480	44,062	50,542	26,478	24,064	—	2002
Camden Sotelo	3,376	30,576	3,270	3,376	33,846	37,222	12,106	25,116	—	2013
Camden Tempe	9,248	35,254	1,403	9,248	36,657	45,905	12,551	33,354	—	2015
Camden Tempe II	18,429	89,334	9	18,429	89,343	107,772	8,811	98,961	—	2023
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	20,724	9,381	74,934	84,315	48,434	35,881	—	2001
Camden Glendale	21,492	96,158	4,173	21,492	100,331	121,823	31,732	90,091	—	2015
Camden Harbor View	16,079	127,459	45,262	16,079	172,721	188,800	102,606	86,194	—	2003
Camden Main and Jamboree	17,363	75,387	15,680	17,363	91,067	108,430	34,967	73,463	—	2008
The Camden	18,286	118,730	2,082	18,286	120,812	139,098	35,935	103,163	—	2016
San Diego/Inland Empire
Camden Hillcrest	20,409	72,487	488	20,409	72,975	93,384	12,037	81,347	—	2021
Camden Landmark	17,339	71,315	13,185	17,339	84,500	101,839	31,102	70,737	—	2012
Camden Old Creek	20,360	71,777	10,821	20,360	82,598	102,958	44,484	58,474	—	2007
Camden Sierra at Otay Ranch	10,585	49,781	17,108	10,585	66,889	77,474	41,772	35,702	—	2003
Camden Tuscany	3,330	36,466	11,713	3,330	48,179	51,509	29,318	22,191	—	2003
Camden Vineyards	4,367	28,494	12,439	4,367	40,933	45,300	24,144	21,156	—	2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	12,614	8,091	56,617	64,708	22,392	42,316	—	2012
Camden Caley	2,047	17,445	13,806	2,047	31,251	33,298	22,427	10,871	—	2000
Camden Denver West	$6,396	$51,552	$15,273	$6,396	$66,825	$73,221	$28,080	$45,141	$—	2012
Camden Flatirons	6,849	72,631	2,283	6,849	74,914	81,763	26,517	55,246	—	2015
Camden Highlands Ridge	2,612	34,726	26,486	2,612	61,212	63,824	42,947	20,877	—	1996
Camden Interlocken	5,293	31,612	24,696	5,293	56,308	61,601	39,918	21,683	—	1999
Camden Lakeway	3,915	34,129	34,556	3,915	68,685	72,600	48,529	24,071	—	1997
Camden Lincoln Station	4,648	51,762	922	4,648	52,684	57,332	16,791	40,541	—	2017
Camden RiNo	15,989	63,147	317	15,989	63,464	79,453	16,502	62,951	—	2020
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	7,392	4,835	29,996	34,831	17,866	16,965	—	2005
Camden College Park	16,409	91,503	15,980	16,409	107,483	123,892	42,953	80,939	—	2008
Camden Dulles Station	10,807	61,548	15,240	10,807	76,788	87,595	37,723	49,872	—	2008
Camden Fair Lakes	15,515	104,223	18,499	15,515	122,722	138,237	69,971	68,266	—	2005
Camden Fairfax Corner	8,484	72,953	14,996	8,484	87,949	96,433	48,720	47,713	—	2006
Camden Fallsgrove	9,408	43,647	8,908	9,408	52,555	61,963	30,251	31,712	—	2005
Camden Grand Parc	7,688	35,900	7,546	7,688	43,446	51,134	23,754	27,380	—	2005
Camden Lansdowne	15,502	102,267	30,796	15,502	133,063	148,565	78,568	69,997	—	2005
Camden Monument Place	9,030	54,089	12,566	9,030	66,655	75,685	34,225	41,460	—	2007
Camden NoMa	19,442	82,306	2,504	19,442	84,810	104,252	30,936	73,316	—	2014
Camden NoMa II	17,331	91,211	493	17,331	91,704	109,035	40,485	68,550	—	2017
Camden Potomac Yard	16,498	88,317	16,638	16,498	104,955	121,453	52,560	68,893	—	2008
Camden Roosevelt	11,470	45,785	8,714	11,470	54,499	65,969	30,344	35,625	—	2005
Camden Shady Grove	24,177	89,820	1,690	24,177	91,510	115,687	35,916	79,771	—	2018
Camden Silo Creek	9,707	45,301	11,242	9,707	56,543	66,250	32,157	34,093	—	2005
Camden South Capitol	24,829	117,638	514	24,829	118,152	142,981	13,322	129,659	51,669	2022
Camden Washingtonian	13,512	75,134	592	13,512	75,726	89,238	25,203	64,035	—	2018
FLORIDA
Southeast Florida
Camden Atlantic	9,000	93,340	39	9,000	93,379	102,379	7,906	94,473	—	2022
Camden Aventura	12,185	47,616	18,320	12,185	65,936	78,121	39,814	38,307	—	2005
Camden Boca Raton	2,201	50,057	2,215	2,201	52,272	54,473	17,930	36,543	—	2014
Camden Brickell	14,621	57,031	45,174	14,621	102,205	116,826	58,162	58,664	—	2005
Camden Doral	10,260	40,416	9,964	10,260	50,380	60,640	29,679	30,961	—	2005
Camden Doral Villas	6,476	25,543	9,770	6,476	35,313	41,789	21,727	20,062	—	2005
Camden Las Olas	12,395	79,518	39,526	12,395	119,044	131,439	67,482	63,957	—	2005
Camden Plantation	6,299	77,964	24,040	6,299	102,004	108,303	56,073	52,230	—	2005
Camden Portofino	9,867	38,702	14,895	9,867	53,597	63,464	30,804	32,660	—	2005
Orlando
Camden Hunter's Creek	4,156	20,925	8,648	4,156	29,573	33,729	18,104	15,625	—	2005
Camden Lago Vista	$3,497	$29,623	$7,729	$3,497	$37,352	$40,849	$22,974	$17,875	$—	2005
Camden Lake Eola	11,374	113,700	585	11,374	114,285	125,659	21,516	104,143	—	2021
Camden LaVina	12,907	42,617	11,198	12,907	53,815	66,722	20,536	46,186	—	2012
Camden Lee Vista	4,350	34,643	21,699	4,350	56,342	60,692	37,580	23,112	—	2000
Camden North Quarter	9,990	68,471	2,309	9,990	70,780	80,770	23,781	56,989	—	2018
Camden Orange Court	5,319	40,733	9,453	5,319	50,186	55,505	23,945	31,560	—	2008
Camden Thornton Park	11,711	74,628	6,825	11,711	81,453	93,164	25,162	68,002	—	2018
Camden Town Square	13,127	45,997	2,712	13,127	48,709	61,836	19,026	42,810	—	2012
Camden Waterford Lakes	19,504	65,647	862	19,504	66,509	86,013	9,576	76,437	29,347	2022
Camden World Gateway	5,785	51,821	12,847	5,785	64,668	70,453	36,495	33,958	—	2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	40,783	7,450	104,066	111,516	69,573	41,943	—	1998/2002
Camden Central	21,780	149,251	2,670	21,780	151,921	173,701	25,675	148,026	—	2021
Camden Montague	3,576	16,534	1,641	3,576	18,175	21,751	7,776	13,975	—	2012
Camden Pier District	21,149	105,383	4,419	21,149	109,802	130,951	36,658	94,293	—	2018
Camden Preserve	1,206	17,982	15,715	1,206	33,697	34,903	26,739	8,164	—	1997
Camden Royal Palms	2,147	38,339	7,005	2,147	45,344	47,491	23,381	24,110	—	2007
Camden Visconti	27,031	114,061	3,296	27,031	117,357	144,388	15,258	129,130	38,245	2022
Camden Westchase Park	11,955	36,254	7,592	11,955	43,846	55,801	15,768	40,033	—	2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	19,938	7,174	51,922	59,096	30,873	28,223	—	2005
Camden Buckhead	7,761	156,926	519	7,761	157,445	165,206	27,846	137,360	—	2022
Camden Buckhead Square	13,200	43,785	2,792	13,200	46,577	59,777	13,255	46,522	—	2017
Camden Creekstone	5,017	19,912	7,312	5,017	27,224	32,241	12,099	20,142	—	2012
Camden Deerfield	4,895	21,922	17,453	4,895	39,375	44,270	23,481	20,789	—	2005
Camden Dunwoody	5,290	23,642	17,197	5,290	40,839	46,129	23,082	23,047	—	2005
Camden Fourth Ward	10,477	51,258	2,849	10,477	54,107	64,584	19,628	44,956	—	2014
Camden Midtown Atlanta	6,196	33,828	14,495	6,196	48,323	54,519	29,720	24,799	—	2005
Camden Paces	15,262	102,521	3,229	15,262	105,750	121,012	37,227	83,785	—	2015
Camden Peachtree City	6,536	29,063	10,535	6,536	39,598	46,134	24,231	21,903	—	2005
Camden Phipps	26,840	71,006	7,069	26,840	78,075	104,915	8,883	96,032	—	2022
Camden Shiloh	4,181	18,798	7,529	4,181	26,327	30,508	16,792	13,716	—	2005
Camden St. Clair	7,526	27,486	12,085	7,526	39,571	47,097	23,898	23,199	—	2005
Camden Stockbridge	5,071	22,693	7,050	5,071	29,743	34,814	17,921	16,893	—	2005
Camden Vantage	11,787	68,822	22,955	11,787	91,777	103,564	34,106	69,458	—	2013
NORTH CAROLINA
Charlotte
Camden Ballantyne	$4,503	$30,250	$14,055	$4,503	$44,305	$48,808	$26,266	$22,542	$—	2005
Camden Cotton Mills	4,246	19,147	9,370	4,246	28,517	32,763	17,951	14,812	—	2005
CoWork by Camden	814	3,422	25	814	3,447	4,261	1,132	3,129	—	2019
Camden Dilworth	516	16,633	6,717	516	23,350	23,866	13,035	10,831	—	2006
Camden Fairview	1,283	7,223	8,944	1,283	16,167	17,450	9,005	8,445	—	2005
Camden Foxcroft	1,408	7,919	7,618	1,408	15,537	16,945	9,402	7,543	—	2005
Camden Foxcroft II	1,152	6,499	5,020	1,152	11,519	12,671	7,219	5,452	—	2005
Camden Gallery	7,930	51,957	1,672	7,930	53,629	61,559	17,076	44,483	—	2017
Camden Grandview	7,570	33,859	21,134	7,570	54,993	62,563	31,305	31,258	—	2005
Camden Grandview II	4,656	17,852	241	4,656	18,093	22,749	5,031	17,718	—	2019
Camden NoDa	10,926	96,714	2	10,926	96,716	107,642	4,699	102,943	—	2023
Camden Sedgebrook	5,266	29,211	18,235	5,266	47,446	52,712	25,744	26,968	—	2005
Camden South End	6,625	29,175	19,564	6,625	48,739	55,364	29,788	25,576	—	2005
Camden Southline	29,754	74,533	383	29,754	74,916	104,670	8,875	95,795	32,414	2022
Camden Stonecrest	3,941	22,021	9,227	3,941	31,248	35,189	19,446	15,743	—	2005
Camden Touchstone	1,203	6,772	5,244	1,203	12,016	13,219	7,576	5,643	—	2005
Raleigh
Camden Asbury Village	17,510	79,585	1,108	17,510	80,693	98,203	10,400	87,803	29,246	2022
Camden Carolinian	14,765	56,674	1,915	14,765	58,589	73,354	13,474	59,880	—	2019
Camden Crest	4,412	31,108	19,986	4,412	51,094	55,506	25,734	29,772	—	2005
Camden Governor's Village	3,669	20,508	10,190	3,669	30,698	34,367	18,147	16,220	—	2005
Camden Lake Pine	5,746	31,714	18,125	5,746	49,839	55,585	31,181	24,404	—	2005
Camden Manor Park	2,535	47,159	14,305	2,535	61,464	63,999	34,986	29,013	—	2006
Camden Overlook	4,591	25,563	13,141	4,591	38,704	43,295	24,710	18,585	—	2005
Camden Reunion Park	2,931	18,457	14,177	2,931	32,634	35,565	20,808	14,757	—	2005
Camden Westwood	4,567	25,519	13,911	4,567	39,430	43,997	23,134	20,863	—	2005
TENNESSEE
Nashville
Camden Franklin Park	13,785	88,573	3,594	13,785	92,167	105,952	17,597	88,355	—	2021
Camden Music Row	21,802	152,340	2,164	21,802	154,504	176,306	27,264	149,042	—	2021
TEXAS
Austin
Camden Amber Oaks	9,987	68,719	1,000	9,987	69,719	79,706	10,291	69,415	—	2022
Camden Amber Oaks II	7,973	50,052	503	7,973	50,555	58,528	7,471	51,057	—	2022
Camden Brushy Creek	9,618	54,076	703	9,618	54,779	64,397	7,062	57,335	12,107	2022
Camden Cedar Hills	2,684	20,931	5,982	2,684	26,913	29,597	14,164	15,433	—	2008
Camden Gaines Ranch	5,094	37,100	17,259	5,094	54,359	59,453	30,993	28,460	—	2005
Camden Huntingdon	2,289	17,393	20,775	2,289	38,168	40,457	26,679	13,778	—	1995
Camden La Frontera	$3,250	$32,376	$1,928	$3,250	$34,304	$37,554	$12,759	$24,795	$—	2015
Camden Lamar Heights	3,988	42,773	1,779	3,988	44,552	48,540	16,282	32,258	—	2015
Camden Rainey Street	30,044	85,477	3,257	30,044	88,734	118,778	24,238	94,540	—	2019
Camden Shadow Brook	18,039	101,572	1,664	18,039	103,236	121,275	13,286	107,989	23,348	2022
Camden Stoneleigh	3,498	31,285	12,282	3,498	43,567	47,065	25,405	21,660	—	2006
Dallas/Fort Worth
Camden Addison	11,516	29,332	11,256	11,516	40,588	52,104	20,428	31,676	—	2012
Camden Belmont	12,521	61,522	9,056	12,521	70,578	83,099	28,516	54,583	—	2012
Camden Buckingham	2,704	21,251	14,806	2,704	36,057	38,761	27,526	11,235	—	1997
Camden Centreport	1,613	12,644	9,055	1,613	21,699	23,312	16,608	6,704	—	1997
Camden Cimarron	2,231	14,092	10,094	2,231	24,186	26,417	21,032	5,385	—	1997
Camden Design District	30,004	90,678	1,001	30,004	91,679	121,683	10,946	110,737	—	2022
Camden Farmers Market	17,341	74,193	39,758	17,341	113,951	131,292	75,475	55,817	—	2001/2005
Camden Greenville	42,645	116,923	3,417	42,645	120,340	162,985	13,676	149,309	—	2021
Camden Henderson	3,842	15,256	1,455	3,842	16,711	20,553	6,915	13,638	—	2012
Camden Legacy Creek	2,052	12,896	9,338	2,052	22,234	24,286	17,945	6,341	—	1997
Camden Legacy Park	2,560	15,449	16,120	2,560	31,569	34,129	21,823	12,306	—	1997
Camden Panther Creek	8,850	62,860	758	8,850	63,618	72,468	8,185	64,283	14,373	2022
Camden Riverwalk	24,961	133,698	1,821	24,961	135,519	160,480	17,487	142,993	—	2022
Camden Valley Park	3,096	14,667	20,236	3,096	34,903	37,999	31,275	6,724	—	1994
Camden Victory Park	13,445	71,735	2,449	13,445	74,184	87,629	23,998	63,631	—	2016
Houston
Camden City Centre	4,976	44,735	15,995	4,976	60,730	65,706	31,853	33,853	—	2007
Camden City Centre II	5,101	28,131	1,485	5,101	29,616	34,717	11,675	23,042	—	2013
Camden Cypress Creek	8,282	69,368	818	8,282	70,186	78,468	9,047	69,421	12,343	2022
Camden Cypress Creek II	5,940	50,102	121	5,940	50,223	56,163	6,469	49,694	—	2022
Camden Downs at Cinco Ranch	8,285	77,053	1,169	8,285	78,222	86,507	10,120	76,387	—	2022
Camden Downtown	7,813	123,819	774	7,813	124,593	132,406	35,045	97,361	—	2020
Camden Grand Harbor	7,841	64,834	1,492	7,841	66,326	74,167	8,466	65,701	11,701	2022
Camden Greenway	16,916	43,933	27,038	16,916	70,971	87,887	53,775	34,112	—	1999
Camden Heights	34,079	88,824	1,291	34,079	90,115	124,194	10,779	113,415	31,703	2022
Camden Highland Village	28,536	111,802	7,991	28,536	119,793	148,329	31,342	116,987	—	2019
Camden Holly Springs	11,108	42,852	16,691	11,108	59,543	70,651	28,752	41,899	—	2012
Camden McGowen Station	6,089	85,038	3,610	6,089	88,648	94,737	30,297	64,440	—	2018
Camden Midtown	4,583	18,026	14,026	4,583	32,052	36,635	24,971	11,664	—	1999
Camden Northpointe	5,593	81,289	990	5,593	82,279	87,872	10,613	77,259	15,639	2022
Camden Plaza	7,204	31,044	10,728	7,204	41,772	48,976	18,037	30,939	—	2007
Camden Post Oak	14,056	92,515	23,515	14,056	116,030	130,086	47,427	82,659	—	2013
Camden Royal Oaks	$1,055	$20,046	$6,124	$1,055	$26,170	$27,225	$14,795	$12,430	$—	2006
Camden Royal Oaks II	587	12,743	39	587	12,782	13,369	5,127	8,242	—	2012
Camden Spring Creek	12,317	73,942	4,299	12,317	78,241	90,558	9,934	80,624	—	2022
Camden Stonebridge	1,016	7,137	8,529	1,016	15,666	16,682	13,074	3,608	—	1993
Camden Sugar Grove	7,614	27,594	7,564	7,614	35,158	42,772	15,536	27,236	—	2012
Camden Travis Street	1,780	29,104	3,156	1,780	32,260	34,040	15,393	18,647	—	2010
Camden Vanderbilt	16,076	44,918	46,145	16,076	91,063	107,139	63,297	43,842	—	1994/1997
Camden Whispering Oaks	1,188	26,242	3,868	1,188	30,110	31,298	15,383	15,915	—	2008
Camden Woodson Park	3,995	62,430	643	3,995	63,073	67,068	8,067	59,001	11,821	2022
Camden Yorktown	6,673	68,568	827	6,673	69,395	76,068	8,933	67,135	16,171	2022

Total current communities:	$1,701,683	$9,177,188	$1,728,582	$1,701,683	$10,905,770	$12,607,453	$4,330,969	$8,276,484	$330,127

Communities under construction:
Name / location
Camden Durham (1) Durham, NC	$—	$126,829	$—	$—	$126,829	$126,829	$957	$125,872	$—	N/A
Camden Woodmill Creek (1) The Woodlands, TX	—	64,506	—	—	64,506	64,506	589	63,917	—	N/A
Camden Village District Raleigh, NC	—	68,443	—	—	68,443	68,443	—	68,443	—	N/A
Camden Long Meadow Farms Richmond, TX	—	40,715	—	—	40,715	40,715	9	40,706	—	N/A

Total communities under construction:	$—	$300,493	$—	$—	$300,493	$300,493	$1,555	$298,938	$—

Development pipeline communities:
Name/location
Camden South Charlotte, Charlotte, NC	$—	$32,858	$—	$—	$32,858	$32,858	$—	$32,858	$—	N/A
Camden Blakeney Charlotte, NC	—	25,964	—	—	25,964	25,964	—	25,964	—	N/A
Camden Baker Denver, CO	—	33,116	—	—	33,116	33,116	—	33,116	—	N/A
Camden Nations Nashville, TN	—	39,031	—	—	39,031	39,031	—	39,031	—	N/A
Camden Gulch Nashville, TN	—	49,156	—	—	49,156	49,156	—	49,156	—	N/A
Camden Paces III Atlanta, GA	—	22,485	—	—	22,485	22,485	—	22,485	—	N/A
Camden Highland Village II Houston, TX	—	10,451	—	—	10,451	10,451	—	10,451	—	N/A
Camden Arts District Los Angeles, CA	$—	$45,479	$—	$—	$45,479	$45,479	$—	$45,479	$—	N/A
Camden Downtown II Houston, TX	—	14,364	—	—	14,364	14,364	—	14,364	—	N/A

Total development pipeline communities:	$—	$272,904	$—	$—	$272,904	$272,904	$—	$272,904	$—

Corporate	$—	$11,277	$—	$—	$11,277	$11,277	$—	$11,277	$—	N/A

	$—	$11,277	$—	$—	$11,277	$11,277	$—	$11,277	$—

TOTAL	$1,701,683	$9,761,862	$1,728,582	$1,701,683	$11,490,444	$13,192,127	$4,332,524	$8,859,603	$330,127
(1)Property is in lease-up at December 31, 2023. Balances presented here include costs which are included in buildings and improvements and land on the consolidated balance sheet at December 31, 2023. These costs related to completed unit turns for this property.
S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2023 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2023	2022	2021
Balance, beginning of period	$12,915,873	$10,449,067	$9,553,177
Additions during period:
Acquisition of operating properties	—	2,068,440	607,099
Development and repositions	309,678	352,174	346,173
Improvements	109,257	105,321	87,297
Deductions during period:
Cost of real estate sold	(142,681)	(59,129)	(144,679)
Balance, end of period	$13,192,127	$12,915,873	$10,449,067
The changes in accumulated depreciation for the years ended December 31:
	2023	2022	2021
Balance, beginning of period	$3,848,111	$3,358,027	$3,034,186
Depreciation of real estate assets	562,397	515,413	387,432
Dispositions	(77,984)	(25,329)	(63,591)
Balance, end of period	$4,332,524	$3,848,111	$3,358,027
The aggregate cost for federal income tax purposes at December 31, 2023 was $11.0 billion.
S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2023					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date	Periodic payment terms	Face amount of mortgages	Carrying amount of mortgages (a)
Parking Garage Developer advances Houston, TX	(b)	October 1, 2025	(c)	$18,790	$2,087

(a)    The aggregate cost at December 31, 2023 for federal income tax purposes was approximately $2,087.
(b)    This loan currently bears interest at 7% on any unpaid principal balance.
(c)    Payments will consist of annual interest and principal payments from October 1, 2021 to October 1, 2025.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2023	2022	2021
Balance, beginning of period	$3,532	$4,978	$6,423
Deductions:
Collections of principal	(1,445)	(1,446)	(1,445)
Balance, end of period	$2,087	$3,532	$4,978
S-3