Form 10-Q
period 2024-03-31
CAMDEN PROPERTY TRUST
filed 2024-05-03
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 26, 2024, 106,535,189 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
Assets
Real estate assets, at cost
Land	$1,706,983	$1,711,873
Buildings and improvements	11,014,440	10,993,390
	$12,721,423	$12,705,263
Accumulated depreciation	(4,439,710)	(4,332,524)
Net operating real estate assets	$8,281,713	$8,372,739
Properties under development, including land	477,481	486,864
Total real estate assets	$8,759,194	$8,859,603
Accounts receivable – affiliates	10,350	11,905
Other assets, net	233,137	244,182
Cash and cash equivalents	92,693	259,686
Restricted cash	8,230	8,361
Total assets	$9,103,604	$9,383,737
Liabilities and equity
Liabilities
Notes Payable
Unsecured	$3,223,285	$3,385,309
Secured	330,184	330,127
Accounts payable and accrued expenses	213,896	222,599
Accrued real estate taxes	46,612	96,517
Distributions payable	113,556	110,427
Other liabilities	182,443	186,987
Total liabilities	$4,109,976	$4,331,966
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,729 and 117,737,712 issued; 115,661,048 and 115,640,369 outstanding at March 31, 2024 and December 31, 2023, respectively	1,157	1,156
Additional paid-in capital	5,919,851	5,914,868
Distributions in excess of net income attributable to common shareholders	(641,663)	(613,651)
Treasury shares, at cost (9,083,403 and 8,859,556 common shares at March 31, 2024 and December 31, 2023, respectively)	(356,880)	(320,364)
Accumulated other comprehensive loss	(78)	(1,252)
Total common equity	$4,922,387	$4,980,757
Non-controlling interests	71,241	71,014
Total equity	$4,993,628	$5,051,771
Total liabilities and equity	$9,103,604	$9,383,737
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Property revenues	$383,141	$378,163
Property expenses
Property operating and maintenance	89,044	85,285
Real estate taxes	49,501	49,396
Total property expenses	$138,545	$134,681
Non-property income
Fee and asset management	$1,284	$578
Interest and other income	1,768	62
Income on deferred compensation plans	5,819	5,912
Total non-property income	$8,871	$6,552
Other expenses
Property management	$9,394	$8,297
Fee and asset management	443	413
General and administrative	16,693	15,356
Interest	32,537	32,843
Depreciation and amortization	144,802	142,444
Expense on deferred compensation plans	5,819	5,912
Total other expenses	$209,688	$205,265
Loss on early retirement of debt	(921)	—
Gain on sale of operating property	43,806	—
Income from continuing operations before income taxes	$86,664	$44,769
Income tax expense	(905)	(1,150)
Net income	$85,759	$43,619
Less income allocated to non-controlling interests	(1,870)	(1,702)
Net income attributable to common shareholders	$83,889	$41,917

Earnings per share – basic	$0.77	$0.39
Earnings per share – diluted	$0.77	$0.39
Weighted average number of common shares outstanding – basic	108,706	108,568
Weighted average number of common shares outstanding – diluted	108,729	108,604
Condensed Consolidated Statements of Comprehensive Income
Net income	$85,759	$43,619
Other comprehensive income
Unrealized gain on cash flow hedging activities	85	—
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	1,089	359
Comprehensive income	$86,933	$43,978
Less income allocated to non-controlling interests	(1,870)	(1,702)
Comprehensive income attributable to common shareholders	$85,063	$42,276
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended March 31, 2024

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2023	$1,156	$5,914,868	$(613,651)	$(320,364)	$(1,252)	$71,014	$5,051,771
Net income			83,889			1,870	85,759
Other comprehensive income					1,174		1,174
Net share awards		4,875		9,166			14,041
Employee share purchase plan		109					109
Common shares repurchased				(45,682)			(45,682)
Cash distributions declared to equity holders ($1.03 per common share)			(111,901)			(1,643)	(113,544)
Other	1	(1)					—
Equity, March 31, 2024	$1,157	$5,919,851	$(641,663)	$(356,880)	$(78)	$71,241	$4,993,628

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$85,759	$43,619
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	144,802	142,444
Loss on early retirement of debt	921	—
Gain on sale of operating property	(43,806)	—
Share-based compensation	3,360	3,629
Net change in operating accounts and other	(55,146)	(49,981)
Net cash from operating activities	$135,890	$139,711
Cash flows from investing activities
Development and capital improvements, including land	$(106,094)	$(91,908)
Net proceeds from sale of operating property	114,474	—
Other	(1,490)	(1,627)
Net cash from investing activities	$6,890	$(93,535)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$120,000	$265,000
Repayments on unsecured revolving credit facility	(120,000)	(199,000)
Proceeds from notes payable	395,952	—
Repayment of notes payable	(550,000)	—
Distributions to common shareholders and non-controlling interests	(110,427)	(103,599)
Repurchase of common shares	(45,682)	—
Other	253	1,267
Net cash from financing activities	$(309,904)	$(36,332)
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(167,124)	9,844
Cash, cash equivalents, and restricted cash, beginning of period	268,047	17,438
Cash, cash equivalents, and restricted cash, end of period	$100,923	$27,282
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$92,693	$20,419
Restricted cash	8,230	6,863
Total cash, cash equivalents, and restricted cash, end of period	$100,923	$27,282
Supplemental information
Cash paid for interest, net of interest capitalized	$21,240	$26,378
Cash paid for income taxes	228	681
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	113,556	110,444
Value of shares issued under benefit plans, net of cancellations	23,499	23,583
Accrual associated with construction and capital expenditures	29,144	27,413
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2024, we owned interests in, operated, or were developing 175 multifamily properties comprised of 59,227 apartment homes across the United States. Of the 175 properties, four properties were under construction as of March 31, 2024, and will consist of a total of 1,166 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights, and participating rights. As of March 31, 2024, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of March 31, 2024, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2023 Annual Report on Form 10-K.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. We did not record any impairment charges for the three months ended March 31, 2024 or 2023.
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
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value estimates, we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges could have an adverse effect in our condensed consolidated financial position and results of operations.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $5.0 million for each of the three months ended March 31, 2024 and 2023. Capitalized real estate taxes were approximately $1.4 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.
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
Derivative Financial Instruments. Derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value and presented on a gross basis for financial reporting purposes even when those instruments are subject to master netting arrangements and may otherwise qualify for net presentation. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Cash flows from derivatives and the related gains and losses are classified as cash flows from operating activities on the condensed consolidated statements of cash flows.
Cash Flow Hedges. For derivative instruments which are designated and qualify as a cash flow hedge, the derivative's gain or loss is reported as a component to other comprehensive income ("OCI") and recorded in accumulated other comprehensive income ("AOCI") on our condensed consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on our condensed consolidated statements of earnings.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items.
Fair Value Hedges. For derivative instruments which are designated and qualify as a fair value hedge, the changes in fair value of the derivative instrument and the offsetting changes in fair value of the underlying hedged item due to changes in the hedged risk are recorded to interest expense on our condensed consolidated statements of earnings.
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
Financial Instrument Fair Value Disclosures. As of March 31, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
Property Revenues. We earn rental revenue from operating lease contracts for the use of dedicated spaces within owned assets, which is our only underlying asset class. We recognize rental revenues from these lease contracts on a straight-line basis over the applicable lease term, net of amounts related to lease contracts identified as uncollectible. We also earn revenues under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees. These amounts received under contractual terms for other services are charged to our residents and recognized monthly as earned. Any identified uncollectible amounts related to individual lease contracts are presented as an adjustment to property revenue. Any renewal options of real estate lease contracts are considered a new and separate contract which will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
As of March 31, 2024, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2024	$712.0
2025	137.7
2026	3.8
2027	3.3
2028	3.0
Thereafter	6.2
Total	$866.0
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $14.8 million and $14.3 million as of March 31, 2024 and December 31, 2023, respectively. These investments are included in other assets, net in our condensed consolidated balance sheets and we did not record any impairments during the three months ended March 31, 2024 or 2023 relating to these investments.
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
In December 2023, the FASB issued ASU 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures to enhance the transparency regarding income tax information through the use of a rate reconciliation table and disclosure of net taxes paid, detailed by federal, state, and foreign taxes and, if applicable, further detailed by specific jurisdictions if the amount exceeds a qualitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. This standard may be applied either on a prospective basis or on a retrospective basis. We expect to adopt ASU 2023-09 for the fiscal year ending December 31, 2025 and do not expect the additional disclosure to impact our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements regarding the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. As published, rules will be effective on a phased-in-timeline starting with annual periods beginning in 2025. On April 4, 2024, the SEC issued a stay on this rule pending the outcome of existing and future legal challenges, and it is therefore unclear at this time when, or if, the climate disclosure rule will become effective.

3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards as well as units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement, if any, will be considered in our calculation for diluted earnings-per-share until settlement using the if-converted method. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million and for each of the three months ended March 31, 2024 and 2023. These securities, which include share awards granted and units convertible into common shares, are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$83,889	$41,917
Amount allocated to participating securities	(159)	(81)
Net income attributable to common shareholders – basic	$83,730	$41,836

Total earnings per common share – basic	$0.77	$0.39

Weighted average number of common shares outstanding – basic	108,706	108,568

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$83,730	$41,836
Income allocated to common units from continuing operations	—	—
Net income attributable to common shareholders – diluted	$83,730	$41,836

Total earnings per common share – diluted	$0.77	$0.39

Weighted average number of common shares outstanding – basic	108,706	108,568
Incremental shares issuable from assumed conversion of:
Share awards granted	23	36
Weighted average number of common shares outstanding – diluted	108,729	108,604
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
In May 2022, we created an ATM share offering program through which we could, but had no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"). In May 2023, in connection with the creation of the 2023 ATM program, we terminated the 2022 ATM program and did not sell any shares under this program
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. During the three months ended March 31, 2024, we repurchased 471,282 common shares at an average price of $96.91 per share for approximately $45.7 million. In April 2024, we repurchased 44,692 common shares at an average price of $96.52 per share for approximately $4.3 million. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was approximately $450.0 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2024, we had approximately 106.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Dispositions
Sale of Operating Property. During the three months ended March 31, 2024, we sold one operating property comprised of 592 apartment homes located in Atlanta, Georgia for approximately $115.0 million and recognized a gain of approximately $43.8 million. We did not sell any operating properties during the three months ended March 31, 2023.

6. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2024	December 31, 2023
Commercial banks
6.55% Term Loan, due 2024	$40.0	$39.9
6.21% Term Loan, due 2024	—	300.0
	$40.0	$339.9

Senior unsecured notes
4.36% Notes, due 2024	$—	$250.0
3.68% Notes, due 2024	249.8	249.7
6.76% Notes, due 2026 (1)	501.1	508.6
3.74% Notes, due 2028	398.8	398.7
3.67% Notes, due 2029 (2)	596.3	596.1
2.91% Notes, due 2030	745.5	745.4
5.06% Notes, due 2034	394.9	—
3.41% Notes, due 2049	296.9	296.9
	$3,183.3	$3,045.4

Total unsecured notes payable	$3,223.3	$3,385.3

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.3	$291.3
3.87% note, due 2028	38.9	38.8
Total secured notes payable	$330.2	$330.1

Total notes payable (3)	$3,553.5	$3,715.4
(1)    Balance includes $3.8 million and $11.6 million fair value adjustments due to changes in benchmark interest rates related to these notes as of March 31, 2024 and December 31, 2023, respectively. See Note 7, "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2)     The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3) Unamortized debt discounts, debt issuance costs, and fair market value adjustments of $17.5 million and $5.5 million are included in notes payable as of March 31, 2024 and December 31, 2023, respectively.
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2024 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At March 31, 2024, we had outstanding letters of credit totaling approximately $27.7 million and approximately $1.2 billion available under our unsecured revolving credit facility.
In January 2024, we issued $400.0 million aggregate principal amount of 4.90% senior unsecured notes due January 15, 2034 (the "2034 Notes") under our existing shelf registration statement. The 2034 Notes were offered to the public at 99.638% of their face amount with a stated rate of 4.90% and a yield to maturity of 4.946%. After deducting underwriting discounts and other offering expenses, the net proceeds from the sale of the 2034 Notes was approximately $394.8 million. Interest on the 2034 Notes is payable semi-annually on January 15 and July 15, beginning July 15, 2024. We may redeem the 2034 Notes, in whole or in part, at anytime at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2034 Notes on or after three months prior to their maturity date, the redemption price will equal 100% of the principal amount of the 2034 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2034 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. In January 2024, we utilized a portion of the net proceeds from the 2034 Notes to repay the $300.0 million, 6.21% unsecured term loan due in August 2024 with a one year extension option to August 2025. As a result of the early repayment, we expensed approximately $0.9 million of unamortized loan costs, which are reflected in the loss on early retirement of debt in our condensed consolidated statements of income and comprehensive income.
In January 2024, we utilized cash on hand to repay the principal amount of our 4.36% senior unsecured notes payable, which matured on January 15, 2024, for a total of $250.0 million, plus accrued interest.
We had outstanding floating rate debt of approximately $541.1 million and $848.5 million at March 31, 2024 and December 31, 2023, respectively, which includes the senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of an interest rate swap. The weighted average interest rate on such debt was approximately 6.7% for the three months ended March 31, 2024 and approximately 6.5% at December 31, 2023.
Our indebtedness had a weighted average maturity of approximately 6.6 years at March 31, 2024. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2024:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2024	$287.2	4.1%
2025	(3.5)	—
2026	524.5	6.6
2027	172.5	3.9
2028	529.9	3.8
Thereafter	2,042.9	3.7
Total	$3,553.5	4.2%
(1)Includes all available extension options.
(2)Includes amortization of debt discounts, debt issuance costs, and fair market value adjustments.
(3)Includes the effects of the applicable settled derivatives.

7. Derivative Financial Instruments and Hedging Activities
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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at March 31, 2024 or material cash flow hedges at December 31, 2023.
During each of the three months ended March 31, 2024 and 2023, approximately $0.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair values of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At March 31, 2024 and December 31,

2023, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converts our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index.
Refer to Note 12, "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.

8. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses, and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of March 31, 2024, there were approximately 4.3 million common shares available under the 2018 Share Plan, which would result in approximately 1.3 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $3.5 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. Total capitalized compensation costs for share awards were approximately $1.2 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.
A summary of activity under our share incentive plans for the three months ended March 31, 2024 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2023	174,164	$126.46
Granted	250,800	95.41
Vested	(201,784)	107.39
Forfeited	(3,365)	127.83
Total nonvested share awards outstanding at March 31, 2024	219,815	$108.52
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
The weighted average fair value of share awards granted during the three months ended March 31, 2024 and 2023 was $95.41 per share and $117.56 per share, respectively. The total fair value of shares vested was approximately $21.7 million and $20.2 million during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the unamortized value of previously issued unvested share awards was approximately $22.2 million which is expected to be amortized over the next three years.

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Change in assets:
Other assets, net	$(6,766)	$4,044
Change in liabilities:
Accounts payable and accrued expenses	(4,698)	(20,000)
Accrued real estate taxes	(49,693)	(47,467)
Other liabilities	4,953	12,539
Other	1,058	903
Change in operating accounts and other	$(55,146)	$(49,981)
10. Commitments and Contingencies
Construction Contracts. As of March 31, 2024, we estimated the total additional cost to complete the four properties currently under construction to be approximately $97.4 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by a seller of revenue management software and owners and/or operators of multi-family housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation has consolidated some cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee. We and our co-defendants formed a joint defense group which allows free communication and strategizing among us and our attorneys as well as allows us to combine efforts in drafting motions. In addition to those lawsuits, we and several other owners and/or operators of multi-family housing have been sued in separate actions by the Attorney General of the District of Columbia and the Attorney General of Arizona. Those lawsuits also allege collusion among the defendants to fix rents in violation of DC and Arizona law, respectively. Additionally, we have been served with Civil Investigative Demands ("CIDs"), separately, by the U.S. Department of Justice and the Attorney General of Texas. The CIDs are not lawsuits alleging wrongdoing but mechanisms by which the government can obtain information from companies regarding their use of the revenue management software. We believe all of the lawsuits are without merit. We intend to vigorously defend these actions and are cooperating and responding to the CIDs. At this stage of the proceedings, it is not possible to predict or determine the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision on any of these matters.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2024, we had approximately $0.6 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million was non-refundable.

Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the three months ended March 31, 2024. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.0 million for each of the three months ended March 31, 2024 and 2023.
The following is a summary of our maturities of our lease liabilities as of March 31, 2024:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2024	$2.5
2025	2.4
2026	0.5
2027	0.2
2028	—
Thereafter	—
Less: discount for time value	(0.2)
Lease liability as of March 31, 2024	$5.4
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023 as income tax expense. Income taxes for the three months ended March 31, 2024 primarily related to state income tax. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the three months ended March 31, 2024.
12. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2024				December 31, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$125.7	$—	$—	$125.7	$132.0	$—	$—	$132.0
Derivative financial instruments (fair value hedges)	$—	$3.8	$—	$3.8	$—	$11.6	$—	$11.6
Other Liabilities
Derivative financial instruments (cash flow hedges)	$—	$—	$—	$—	$—	$0.7	$—	$0.7
(1)Approximately $15.9 million and $10.9 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any asset acquisitions of operating properties or impairments during the three months ended March 31, 2024 or 2023.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2024 and December 31, 2023, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	March 31, 2024		December 31, 2023
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,012.4	$2,762.0	$2,866.9	$2,651.6
Floating rate notes payable (1)	541.1	554.5	848.5	864.9
(1) Includes the senior unsecured notes payable due in 2026 at March 31, 2024 and December 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
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
•Development, repositions, redevelopment, and construction risks could impact our profitability;
•Our acquisition strategy may not produce the cash flows expected;
•Changes in rent control or rent stabilization laws and regulations could adversely affect our operations and property values;
•Failure to qualify as a REIT could have adverse consequences;
•Tax laws could continue to change at any time and any such legislative or other actions could have a negative effect on us;
•A cybersecurity incident and other technology disruptions could negatively impact our business;
•We have significant debt which could have adverse consequences;
•Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders;
•Issuances of additional debt may adversely impact our financial condition;
•We could be unable to renew, repay, or refinance our outstanding debt;
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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of March 31, 2024, we owned interests in, operated, or were developing 175 multifamily properties comprised of 59,227 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
During the three months ended March 31, 2024, our results reflect an increase in same store revenues of approximately 2.5% as compared to the same period in 2023. The increase was primarily due to higher average rental rates, which we believe was primarily attributable to job growth, favorable demographics with a higher propensity to rent versus buy, continued demand for multifamily housing in our markets, and a manageable supply of new multifamily housing.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate are elevated in 2024, but should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $83.9 million and $41.9 million for the three months ended March 31, 2024 and 2023, respectively. The $42.0 million increase during the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to a $43.8 million gain on sale of one operating property recognized during the three months ended March 31, 2024, partially offset by a $0.9 million loss on the early retirement of debt. See further discussion of our 2024 operations as compared to 2023 in "Results of Operations," below.
Construction Activity
At March 31, 2024, we had a total of four properties under construction comprising 1,166 apartment homes. As of March 31, 2024, we estimated the total additional cost to complete the construction of these four properties is approximately $97.4 million.
Dispositions
Operating property: In February 2024, we sold one operating property comprised of 592 apartment homes located in Atlanta, Georgia for approximately $115.0 million and recognized a gain of approximately $43.8 million.
Other
In January 2024, we issued $400.0 million of 4.90% senior unsecured notes due January 15, 2034. We utilized a portion of the net proceeds from these notes to repay the outstanding balance on our $300.0 million, 6.21% unsecured term loan due in August 2024. As a result of the early repayment, we expensed approximately $0.9 million of unamortized loan costs, which are reflected in the loss on early retirement of debt in our condensed consolidated statements of income and comprehensive income.
In January 2024, we utilized cash on hand to repay the principal amount of our 4.36% senior unsecured notes payable, which matured on January 15, 2024, for a total of $250.0 million, plus accrued interest.
During the first quarter of 2024, we repurchased 471,282 common shares at an average price of $96.91 per share for approximately $45.7 million under our share repurchase plan. In April 2024, we repurchased 44,692 common shares at an average price of $96.52 per share for approximately $4.3 million under our share repurchase plan. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was approximately $450.0 million.
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

As of March 31, 2024, we had no amounts outstanding and had approximately $1.2 billion available under our unsecured revolving credit facility. As of March 31, 2024, and through the date of this filing, we also had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2023 ATM program and the ability to issue debt and equity under our automatic shelf registration statement. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $290.0 million which represents approximately 8.2% of our total outstanding debt, and excludes amortization of debt discounts and debt issuance costs. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2024		December 31, 2023
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,154	26	9,154	26
Dallas/Fort Worth, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,192	17
Phoenix, Arizona	4,426	14	4,426	14
Atlanta, Georgia	4,270	14	4,862	15
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Charlotte, North Carolina	3,510	15	3,491	15
Raleigh, North Carolina	3,252	9	3,252	9
Tampa/St. Petersburg, Florida	3,104	8	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,811	5	1,811	5
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,061	171	58,634	172
Properties Under Construction
Raleigh, North Carolina	789	2	789	2
Houston, Texas	377	2	377	2
Total Properties Under Construction	1,166	4	1,166	4
Total Properties	59,227	175	59,800	176
Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the fourth quarter of 2023, Camden NoDa in Charlotte, North Carolina completed construction of 387 homes and stabilization was achieved during the quarter ended March 31, 2024.
Properties Under Development
Our condensed consolidated balance sheet at March 31, 2024 includes approximately $477.5 million related to properties under development and land. Of this amount, approximately $194.2 million related to our properties currently under construction. In addition, we had approximately $283.3 million primarily invested in land held for future development.

Properties Under Construction. At March 31, 2024, we had four properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden Durham (1)
Durham, NC	420	$145.0	$133.3	$59.8	3Q24	4Q25
Camden Woodmill Creek (2)
The Woodlands, TX	189	75.0	70.0	12.1	3Q24	2Q25
Camden Long Meadow Farms (3)
Richmond, TX	188	80.0	52.9	37.9	3Q24	2Q25
Camden Village District
Raleigh, NC	369	138.0	84.4	84.4	2Q25	4Q26
Total	1,166	$438.0	$340.6	$194.2
(1) Property in lease-up and was 41% leased at April 30, 2024.
(2) Property in lease-up and was 35% leased at April 30, 2024.
(3) Property in lease-up and was 12% leased at April 30, 2024.

Development Pipeline Communities. At March 31, 2024, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden South Charlotte
Charlotte, NC	420	$153.0	$37.6
Camden Blakeney
Charlotte, NC	349	145.0	26.9
Camden Baker
Denver, CO	435	165.0	33.9
Camden Nations
Nashville, TN	393	175.0	39.7
Camden Gulch
Nashville, TN	480	260.0	50.0
Camden Paces III
Atlanta, GA	350	100.0	23.0
Camden Highland Village II
Houston, TX	300	100.0	10.6
Camden Arts District
Los Angeles, CA	354	150.0	47.0
Camden Downtown II
Houston, TX	271	145.0	14.6
Total	3,352	$1,393.0	$283.3
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
Results of Operations
Changes in revenues and expenses related to our operating properties from period-to-period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly-constructed properties, and the impact of acquisitions and dispositions.
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
Reconciliations of net income to NOI for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$85,759	$43,619
Less: Fee and asset management income	(1,284)	(578)
Less: Interest and other income	(1,768)	(62)
Less: Income on deferred compensation plans	(5,819)	(5,912)
Plus: Property management expense	9,394	8,297
Plus: Fee and asset management expense	443	413
Plus: General and administrative expense	16,693	15,356
Plus: Interest expense	32,537	32,843
Plus: Depreciation and amortization expense	144,802	142,444
Plus: Expense on deferred compensation plans	5,819	5,912
Plus: Loss on early retirement of debt	921	—
Less: Gain on sale of operating property	(43,806)	—
Plus: Income tax expense	905	1,150
Property net operating income	$244,596	$243,482
Property NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2024 as compared to the same period in 2023:

($ in thousands)	Homes at	Three Months Ended March 31,		Change
	3/31/2024	2024	2023	$	%
Property revenues:
Same store communities	55,866	$364,478	$355,618	$8,860	2.5%
Non-same store communities	2,195	13,967	10,535	3,432	32.6
Development and lease-up communities	1,166	602	—	602	*
Dispositions/Other	—	4,094	12,010	(7,916)	(65.9)
Total property revenues	59,227	$383,141	$378,163	$4,978	1.3%
Property expenses:
Same store communities	55,866	$129,844	$126,240	$3,604	2.9%
Non-same store communities	2,195	4,824	4,365	459	10.5
Development and lease-up communities	1,166	600	3	597	*
Dispositions/Other	—	3,277	4,073	(796)	(19.5)
Total property expenses	59,227	$138,545	$134,681	$3,864	2.9%
Property NOI:
Same store communities	55,866	$234,634	$229,378	$5,256	2.3%
Non-same store communities	2,195	9,143	6,170	2,973	48.2
Development and lease-up communities	1,166	2	(3)	5	*
Dispositions/Other	—	817	7,937	(7,120)	(89.7)
Total property NOI	59,227	$244,596	$243,482	$1,114	0.5%
* Not a meaningful percentage.

(1)    For 2024, same store communities are communities we wholly-owned and were stabilized since January 1, 2023, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2023, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures which improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2023, excluding properties held for sale. Dispositions/Other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses, including net below market leases, casualty-related expenses net of recoveries, and severance related costs.
Same Store Analysis
Same store property NOI increased approximately $5.3 million for the three months ended March 31, 2024 as compared to the same period in 2023.
The $5.3 million approximate increase in same store property NOI for the three months ended March 31, 2024 was primarily due to an increase of approximately $8.9 million in same store property revenues which was partially offset by an increase in same store property expenses of approximately $3.6 million as compared to the same period in 2023.
The $8.9 million increase in same store property revenues during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to an approximate $4.8 million increase in rental revenues, due to an increase in average rental rates, and an increase of approximately $3.6 million driven by lower uncollectible revenue and higher fee income. The increase was also due to approximately $0.5 million of higher income from our utility rebilling and ancillary income programs.
The $3.6 million approximate increase in same store property expenses during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to higher salaries and benefits of approximately $1.6 million, higher utilities expense of approximately $0.8 million, higher real estate taxes of approximately $0.7 million due to increased tax rates and property valuations, higher marketing and leasing expenses of approximately $0.4 million, higher property general and administrative expenses of approximately $0.3 million, and higher repairs and maintenance expense of approximately $0.3 million. These increases were partially offset by decreased insurance expenses of approximately $0.5 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store (which includes non-same store stabilized properties and other) and development and lease-up communities increased approximately $3.0 million for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to the stabilization of two operating properties in 2023 and one operating property in 2024.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended March 31, 2024 as compared to 2023

Property Revenues:
Revenues from non-same store stabilized properties	$3.4
Revenues from development and lease-up properties	0.6
Other	—
$4.0
Property Expenses:
Expenses from non-same store stabilized properties	$0.3
Expenses from development and lease-up properties	0.6
Other	0.1
$1.0
Property NOI:
NOI from non-same store stabilized properties	$3.1
NOI from development and lease-up properties	—
Other	(0.1)
$3.0

Dispositions/Other Property Analysis
Dispositions/Other property NOI decreased approximately $7.1 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was comprised of lower NOI related to dispositions of approximately $5.8 million and lower other property NOI of approximately $1.3 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in NOI related to dispositions was due to the dispositions of one operating property in each of June of 2023, December of 2023, and February of 2024. The lower other property NOI was primarily due to higher storm-related expenses of approximately $1.4 million during the three months ended March 31, 2024, partially offset by higher business interruption insurance proceeds recognized during the three months ended March 31, 2023 of approximately $0.1 million.
Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2024	2023	$	%
Fee and asset management	$1,284	$578	$706	122.1%
Interest and other income	1,768	62	1,706	*
Income on deferred compensation plans	5,819	5,912	(93)	(1.6)%
Total non-property income	$8,871	$6,552	$2,319	35.4%
*    Not a meaningful percentage.
Fee and asset management income from construction and development activities at our third-party construction projects, increased approximately $0.7 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was related to higher fees earned on third-party construction projects due to higher activity during the three months ended March 31, 2024 as compared to the same period in 2023.
Interest and other income increased approximately $1.7 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to higher investment interest income earned due to having higher average cash balances during the three months ended March 31, 2024 as compared to the same period in 2023.
Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2024	2023	$	%
Property management	$9,394	$8,297	$1,097	13.2%
Fee and asset management	443	413	30	7.3
General and administrative	16,693	15,356	1,337	8.7
Interest	32,537	32,843	(306)	(0.9)
Depreciation and amortization	144,802	142,444	2,358	1.7
Expense on deferred compensation plans	5,819	5,912	(93)	(1.6)
Total other expenses	$209,688	$205,265	$4,423	2.2%
    Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.1 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily related to higher salaries, benefits, and incentive compensation costs, and higher travel related costs. Property management expenses were approximately 2.5% and 2.2% of total property revenues for the three months ended March 31, 2024 and 2023, respectively.
General and administrative expense increased approximately $1.3 million during the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily related to higher salaries, benefits, and incentive compensation costs and higher legal expenses during the three months ended March 31, 2024 as compared to the same period in 2023. Excluding income on deferred compensation plans, general and administrative expenses were approximately 4.3% and 4.1% of total revenues for the three months ended March 31, 2024 and 2023, respectively.
Interest expense decreased approximately $0.3 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was primarily due to the early retirement of $185.3 million of secured variable rate notes in May 2023, the repayment of a $250 million, 5.07% senior unsecured notes payable in June 2023, and the repayment of a $300 million, 6.21% unsecured term loan and a $250.0 million, 4.36% senior unsecured notes payable in January 2024. The decrease was also due to lower interest expense recognized on our unsecured revolving credit facility resulting from lower average balances outstanding during the three months ended March 31, 2024 as compared to the same period in 2023. The increase was partially offset by an increase in interest expense due to the issuance of $500 million senior unsecured notes in November 2023 and the issuance of $400 million senior unsecured notes in January 2024, which had average interest rates during the quarter of 6.76% and 5.06%, respectively.
Depreciation and amortization expense increased approximately $2.4 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase during the three months ended March 31, 2024 was primarily due to higher depreciation related to the completion of apartment homes in our development pipeline and the completion of capitalized improvements during 2023 and 2024. The increase was partially offset by the disposition of one operating property in June of 2023, December of 2023, and February of 2024.
Other

	Three Months Ended March 31,		Change
($ in thousands)	2024	2023	$
Loss on early retirement of debt	$(921)	$—	$(921)
Gain on sale of operating property	43,806	—	43,806
Income tax expense	(905)	(1,150)	245
The loss on early retirement of debt for the three months ended March 31, 2024 was due to the write-off of unamortized loan costs related to the early retirement of our $300 million unsecured term loan which was scheduled to mature in August 2024.
The $43.8 million gain on sale during the three months ended March 31, 2024 was due to the disposition of one operating property located in Atlanta, Georgia in February 2024.
Income tax expense decreased approximately $0.2 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was primarily due to lower state and franchise income taxes, partially offset by an increase in taxable income due to higher third-party construction activities in a taxable REIT subsidiary.
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

Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Funds from operations
Net income attributable to common shareholders	$83,889	$41,917
Real estate depreciation and amortization	141,847	139,387
Gain on sale of operating property	(43,806)	—
Income allocated to non-controlling interests	1,870	1,702
Funds from operations	$183,800	$183,006
Casualty-related expenses, net of (recoveries)	1,523	(42)
Severance	506	—
Legal costs and settlements, net of recoveries	852	84
Loss on early retirement of debt	921	—
Core funds from operations	$187,602	$183,048

Less: recurring capitalized expenditures	(22,025)	(17,579)
Core adjusted funds from operations	$165,577	$165,469

Weighted average shares – basic	108,706	108,568
Incremental shares issuable from assumed conversion of:
Share awards granted	23	36
Common units	1,594	1,597
Weighted average shares – diluted	110,323	110,201

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.9 and 6.7 for the three months ended March 31, 2024 and 2023, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 89.8% and 84.0% of our properties were unencumbered as of March 31, 2024 and 2023, respectively. Our weighted average maturity of debt was approximately 6.6 years at March 31, 2024.
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
•the minimum dividend payments required to maintain our REIT qualification under the Code; and
•funding share repurchases.
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
Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2024 as compared to the same period in 2023.
Net cash from operating activities was approximately $135.9 million during the three months ended March 31, 2024 as compared to approximately $139.7 million for the same period in 2023. The decrease was primarily due to lower cash inflows from operating accounts primarily due to lower prepayment of rental income received from our residents, as well as a decrease in cash from property operations due to the sale of two operating properties in 2023 and one operating property in 2024. These decreases were partially offset by the growth attributable to our same store and non-same store communities, and lower interest payments on our debt. See further discussion of our 2024 operations as compared to 2023 in "Results of Operations."
Net cash from investing activities during the three months ended March 31, 2024 totaled approximately $6.9 million as compared to net cash used in investing activities of $93.5 million during the same period in 2023. Cash inflows during the three months ended March 31, 2024 primarily related to net proceeds from the sale of one operating property of approximately $114.5 million. These inflows were partially offset by amounts paid for property development and capital improvements of approximately $106.1 million. Cash outflows during the three months ended March 31, 2023 primarily related to amounts paid for property development and capital improvements of approximately $91.9 million. The increase in property development and capital improvements for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to higher development, repositions, and capital improvements expenditures in 2024 as compared to 2023. The property development and capital improvements during the three months ended March 31, 2024 and 2023, included the following:

	Three Months Ended March 31,
(in millions)	2024	2023
Expenditures for new development, including land	$49.6	$40.5
Reposition expenditures	24.8	21.0
Capital expenditures	22.7	20.6
Direct real estate taxes and capitalized interest and other indirect costs	9.0	9.8
Total	$106.1	$91.9
Net cash used in financing activities totaled approximately $309.9 million for the three months ended March 31, 2024 as compared to approximately $36.3 million during the same period in 2023. Cash outflows during the three months ended March 31, 2024 primarily related to the repayment of our $300 million unsecured term loan, and $250 million senior unsecured notes in January 2024. Cash outflows also related to $110.4 million used for distributions to common shareholders and non-controlling interest holders, and $45.7 million used for common share repurchases, partially offset by net proceeds of approximately $396.0 million from the issuance of $400.0 million senior unsecured notes in January 2024. Cash outflows during the three months ended March 31, 2023 primarily related to $103.6 million used for distributions to common shareholders and non-controlling interest holders, partially offset by net proceeds of $66.0 million of borrowings from our unsecured revolving credit facility.
Financial Flexibility
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2024 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At March 31, 2024, we had outstanding letters of credit totaling approximately $27.7 million, and approximately $1.2 billion available under our unsecured revolving credit facility.
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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $290.0 million which represents approximately 8.2% of our total outstanding debt, and excludes amortization of debt discounts, and debt issuance costs. See Note 6, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
As of March 31, 2024, we estimated the additional cost to complete the construction of four properties to be approximately $97.4 million. Of this amount, we expect to incur costs between approximately $70 million and $90 million during the remainder of 2024 and to incur the remaining costs during 2025 through 2026. Additionally, we expect to incur costs between approximately $39 million and $49 million related to the start of new development activities, between approximately $73 million and $77 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $79 million and $83 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In February 2024, our Board of Trust Managers declared a quarterly dividend of $1.03 per common share to our common shareholders of record as of March 29, 2024. The quarterly dividend was subsequently paid on April 17, 2024, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2024, our annualized dividend rate would be $4.12 per share or unit.

Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2023.
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
PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
None
Item 1A.     Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factor below and those presented in our Annual Report on Form 10-K, Part 1, Item 1A, for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the three months ended March 31, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
January 1, 2024 - January 31, 2024	—	$—	—	$500,000,000
February 1, 2024 - February 29, 2024	150,300	93.57	150,300	485,937,106
March 1, 2024 - March 31, 2024	320,982	98.48	320,982	454,327,314
Total	471,282	$96.91	471,282
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) We have a share repurchase plan approved by our Board of Trust Managers in October 2022, which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. The repurchase plan does not specify an expiration date.
Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

*10.1	Employment Letter Agreement dated April 17, 2024 between Camden Property Trust and Alexander J. Jessett

*10.2	Employment Letter Agreement dated April 17, 2024 between Camden Property Trust and D. Keith Oden

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 3, 2024

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 3, 2024

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	May 3, 2024
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer