Form 10-Q
period 2024-06-30
CAMDEN PROPERTY TRUST
filed 2024-08-02
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 26, 2024, 106,634,893 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
Assets
Real estate assets, at cost
Land	$1,716,515	$1,711,873
Buildings and improvements	11,148,312	10,993,390
	$12,864,827	$12,705,263
Accumulated depreciation	(4,582,440)	(4,332,524)
Net operating real estate assets	$8,282,387	$8,372,739
Properties under development, including land	439,758	486,864
Total real estate assets	$8,722,145	$8,859,603
Accounts receivable – affiliates	9,903	11,905
Other assets, net	245,625	244,182
Cash and cash equivalents	93,932	259,686
Restricted cash	7,969	8,361
Total assets	$9,079,574	$9,383,737
Liabilities and equity
Liabilities
Notes Payable
Unsecured	$3,222,569	$3,385,309
Secured	330,241	330,127
Accounts payable and accrued expenses	212,247	222,599
Accrued real estate taxes	90,702	96,517
Distributions payable	113,506	110,427
Other liabilities	183,377	186,987
Total liabilities	$4,152,642	$4,331,966
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,731 and 117,737,712 issued; 115,690,365 and 115,640,369 outstanding at June 30, 2024 and December 31, 2023, respectively	1,157	1,156
Additional paid-in capital	5,924,608	5,914,868
Distributions in excess of net income attributable to common shareholders	(710,633)	(613,651)
Treasury shares, at cost (9,097,234 and 8,859,556 common shares at June 30, 2024 and December 31, 2023, respectively)	(359,975)	(320,364)
Accumulated other comprehensive gain/ (loss)	283	(1,252)
Total common equity	$4,855,440	$4,980,757
Non-controlling interests	71,492	71,014
Total equity	$4,926,932	$5,051,771
Total liabilities and equity	$9,079,574	$9,383,737
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Property revenues	$387,150	$385,499	$770,291	$763,662
Property expenses
Property operating and maintenance	90,126	87,742	$179,170	$173,027
Real estate taxes	48,763	49,855	98,264	99,251
Total property expenses	$138,889	$137,597	$277,434	$272,278
Non-property income
Fee and asset management	$2,606	$718	$3,890	$1,296
Interest and other income	1,598	431	3,366	493
Income on deferred compensation plans	1,073	2,844	6,892	8,756
Total non-property income	$5,277	$3,993	$14,148	$10,545
Other expenses
Property management	$9,846	$8,751	$19,240	$17,048
Fee and asset management	475	420	918	833
General and administrative	18,154	15,863	34,847	31,219
Interest	32,227	33,578	64,764	66,421
Depreciation and amortization	145,894	143,054	290,696	285,498
Expense on deferred compensation plans	1,073	2,844	6,892	8,756
Total other expenses	$207,669	$204,510	$417,357	$409,775
Loss on early retirement of debt	—	(2,513)	(921)	(2,513)
Gain on sale of operating property	—	48,919	43,806	48,919
Income from continuing operations before income taxes	$45,869	$93,791	$132,533	$138,560
Income tax expense	(1,059)	(851)	(1,964)	(2,001)
Net income	$44,810	$92,940	$130,569	$136,559
Less income allocated to non-controlling interests	(1,893)	(1,841)	(3,763)	(3,543)
Net income attributable to common shareholders	$42,917	$91,099	$126,806	$133,016

Earnings per share – basic	$0.40	$0.84	$1.17	$1.22
Earnings per share – diluted	$0.40	$0.84	$1.17	$1.22
Weighted average number of common shares outstanding – basic	108,406	108,663	108,556	108,616
Weighted average number of common shares outstanding – diluted	108,424	109,392	108,577	108,636
Condensed Consolidated Statements of Comprehensive Income
Net income	$44,810	$92,940	$130,569	$136,559
Other comprehensive income
Unrealized gain on cash flow hedging activities	—	—	85	—
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	361	358	1,450	717
Comprehensive income	$45,171	$93,298	$132,104	$137,276
Less income allocated to non-controlling interests	(1,893)	(1,841)	(3,763)	(3,543)
Comprehensive income attributable to common shareholders	$43,278	$91,457	$128,341	$133,733
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the six months ended June 30, 2024

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2023	$1,156	$5,914,868	$(613,651)	$(320,364)	$(1,252)	$71,014	$5,051,771
Net income			126,806			3,763	130,569
Other comprehensive income					1,535		1,535
Net share awards		8,781		9,832			18,613
Employee share purchase plan		960		554			1,514
Common shares repurchased				(49,997)			(49,997)
Cash distributions declared to equity holders ($2.06 per common share)			(223,788)			(3,285)	(227,073)
Other	1	(1)					—
Equity, June 30, 2024	$1,157	$5,924,608	$(710,633)	$(359,975)	$283	$71,492	$4,926,932

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended June 30, 2024

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, March 31, 2024	$1,157	$5,919,851	$(641,663)	$(356,880)	$(78)	$71,241	$4,993,628
Net income			42,917			1,893	44,810
Other comprehensive income					361		361
Net share awards		3,906		666			4,572
Employee share purchase plan		851		554			1,405
Common shares repurchased				(4,315)			(4,315)
Cash distributions declared to equity holders ($1.03 per common share)			(111,887)			(1,642)	(113,529)
Equity, June 30, 2024	$1,157	$5,924,608	$(710,633)	$(359,975)	$283	$71,492	$4,926,932

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

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$130,569	$136,559
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	290,696	285,498
Loss on early retirement of debt	921	2,513
Gain on sale of operating property	(43,806)	(48,919)
Share-based compensation	7,009	7,098
Net change in operating accounts and other	(24,430)	(16,107)
Net cash from operating activities	$360,959	$366,642
Cash flows from investing activities
Development and capital improvements, including land	$(210,480)	$(196,271)
Net proceeds from sale of operating property	114,474	60,359
Other	(4,472)	(3,784)
Net cash from investing activities	$(100,478)	$(139,696)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$120,000	$934,000
Repayments on unsecured revolving credit facility	(120,000)	(499,000)
Proceeds from notes payable	395,952	—
Repayment of notes payable	(550,000)	(437,749)
Distributions to common shareholders and non-controlling interests	(223,949)	(214,011)
Repurchase of common shares	(49,997)	—
Other	1,367	1,233
Net cash from financing activities	$(426,627)	$(215,527)
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(166,146)	11,419
Cash, cash equivalents, and restricted cash, beginning of period	268,047	17,438
Cash, cash equivalents, and restricted cash, end of period	$101,901	$28,857
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$93,932	$20,326
Restricted cash	7,969	8,531
Total cash, cash equivalents, and restricted cash, end of period	$101,901	$28,857
Supplemental information
Cash paid for interest, net of interest capitalized	$61,786	$65,103
Cash paid for income taxes	2,906	3,021
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	113,506	110,465
Value of shares issued under benefit plans, net of cancellations	25,249	25,070
Accrual associated with construction and capital expenditures	30,838	22,342
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2024, we owned interests in, operated, or were developing 177 multifamily properties comprised of 59,996 apartment homes across the United States. Of the 177 properties, five properties were under construction as of June 30, 2024, and will consist of a total of 1,746 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights, and participating rights. As of June 30, 2024, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of June 30, 2024, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. We did not record any impairment charges for the three or six months ended June 30, 2024 or 2023.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.8 million and $5.0 million for the three months ended June 30, 2024 and 2023, respectively, and was approximately $9.8 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively. Capitalized real estate taxes were approximately $0.9 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $2.3 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.
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
Cash Flow Hedges. For derivative instruments which are designated and qualify as a cash flow hedge, the derivative's gain or loss is reported as a component to other comprehensive income ("OCI") and recorded in accumulated other comprehensive gain/(loss) ("AOCI") in our condensed consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on our condensed consolidated statements of earnings.
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
Non-Recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value when they are acquired or if the long-lived assets are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
Financial Instrument Fair Value Disclosures. As of June 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts and presented as property revenues, and include rental revenue as well as revenue under contractual terms for other services provided to our customers. As a lessor, we have also elected practical expedients to: i) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and ii) exclude from lease revenues certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. Details of our material revenue streams are discussed below:
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
As of June 30, 2024, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2024	$552.9
2025	324.3
2026	3.8
2027	3.3
2028	3.0
Thereafter	6.3
Total	$893.6
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $15.7 million and $14.3 million as of June 30, 2024 and December 31, 2023, respectively. These investments are included in other assets, net in our condensed consolidated balance sheets and we did not record any impairments during the three and six months ended June 30, 2024 or 2023 relating to these investments.
Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance disclosures regarding a public entity's reportable segments by requiring public entities, who have a single reportable segment or multiple reportable segments, to disclose significant segment expenses which are regularly provided to the chief operating decision maker ("CODM"), the title or position of the CODM, and how the CODM utilizes segment information to assess performance and allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods for fiscal years beginning after December 15, 2024, and early adoption is permitted. This standard must be applied using the retrospective transition method upon adoption. We expect to adopt ASU 2023-07 in our 2024 Form 10-K and interim periods thereafter. The adoption of ASU 2023-07 will require additional disclosures and we do not believe the adoption will materially impact our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures to enhance the transparency regarding income tax information through the use of a rate reconciliation table and disclosure of net taxes paid, detailed by federal, state, and foreign taxes and, if applicable, further detailed by specific jurisdictions if the amount exceeds a qualitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. This standard may be applied either on a prospective basis or on a retrospective basis. We expect to adopt ASU 2023-09 for the fiscal year ending December 31, 2025, and do not expect the additional disclosure to materially impact our consolidated financial statements.
In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules would require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules would require disclosure in the notes to the financial statements regarding the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. As published, the rules will be effective on a phased-in-timeline starting with annual periods beginning in 2025. On April 4, 2024, the SEC stayed these climate disclosure rules to "facilitate the orderly judicial resolution" of pending legal challenges and it is therefore unclear at this time when, or if, these rules will become effective.

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
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million for each of the three and six months ended June 30, 2024, and approximately 1.1 million and 1.8 million for the three and six months ended June 30, 2023, respectively. These securities, which include share awards granted and units convertible into common shares, are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Earnings per common share calculation – basic
Income from continuing operations attributable to common shareholders	$42,917	$91,099	$126,806	$133,016
Amount allocated to participating securities	(78)	(151)	(233)	(236)
Net income attributable to common shareholders – basic	$42,839	$90,948	$126,573	$132,780

Total earnings per common share – basic	$0.40	$0.84	$1.17	$1.22

Weighted average number of common shares outstanding – basic	108,406	108,663	108,556	108,616

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$42,839	$90,948	$126,573	$132,780
Income allocated to common units from continuing operations	—	567	—	—
Net income attributable to common shareholders – diluted	$42,839	$91,515	$126,573	$132,780

Total earnings per common share – diluted	$0.40	$0.84	$1.17	$1.22

Weighted average number of common shares outstanding – basic	108,406	108,663	108,556	108,616
Incremental shares issuable from assumed conversion of:
Share awards granted	18	4	21	20
Common units	—	725	—	—
Weighted average number of common shares outstanding – diluted	108,424	109,392	108,577	108,636
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
In May 2022, we created an ATM share offering program through which we could, but had no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2022 ATM program"). In May 2023, in connection with the creation of the 2023 ATM program, we terminated the 2022 ATM program and did not sell any shares under this program
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. During the three months ended June 30, 2024, we repurchased 44,692 common shares at an average price of $96.52 per share, and during the six months ended June 30, 2024, we repurchased 515,974 common shares at an average price of $96.88 per share. The total cost of the shares repurchased for the six months ended June 30, 2024 was approximately $50.0 million. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was approximately $450.0 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2024, we had approximately 106.6 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Dispositions
Sale of Operating Property. During the six months ended June 30, 2024, we sold one operating property comprised of 592 apartment homes located in Atlanta, Georgia for approximately $115.0 million and recognized a gain of approximately $43.8 million. We did not sell any operating properties during the three months ended June 30, 2024. In June 2023, we sold one operating property comprised of 138 apartment homes located in Costa Mesa, California for approximately $61.1 million and recognized a gain of approximately $48.9 million. We did not sell any other operating properties during the three or six months ended June 30, 2023.

6. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2024	December 31, 2023
Commercial banks
6.55% Term Loan, due 2024	$40.0	$39.9
6.21% Term Loan, due 2024	—	300.0
	$40.0	$339.9

Senior unsecured notes
4.36% Notes, due 2024	$—	$250.0
3.68% Notes, due 2024	249.9	249.7
6.69% Notes, due 2026 (1)	499.7	508.6
3.74% Notes, due 2028	398.9	398.7
3.67% Notes, due 2029 (2)	596.5	596.1
2.91% Notes, due 2030	745.7	745.4
5.06% Notes, due 2034	395.0	—
3.41% Notes, due 2049	296.9	296.9
	$3,182.6	$3,045.4

Total unsecured notes payable	$3,222.6	$3,385.3

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.3	$291.3
3.87% note, due 2028	38.9	38.8
Total secured notes payable	$330.2	$330.1

Total notes payable (3)	$3,552.8	$3,715.4
(1)    Balances are increased by $2.2 million and $11.6 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of June 30, 2024 and December 31, 2023, respectively. See Note 7, "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2)     The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3) Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $18.1 million and $5.5 million as of June 30, 2024 and December 31, 2023, respectively.
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2024 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At June 30, 2024, we had outstanding letters of credit totaling approximately $27.7 million and approximately $1.2 billion available under our unsecured revolving credit facility.
In January 2024, we issued $400.0 million aggregate principal amount of 4.90% senior unsecured notes due January 15, 2034 (the "2034 Notes") under our existing shelf registration statement. The 2034 Notes were offered to the public at 99.638% of their face amount with a stated rate of 4.90% and a yield to maturity of 4.946%. After deducting underwriting discounts and other offering expenses, the net proceeds from the sale of the 2034 Notes was approximately $394.8 million. Interest on the 2034 Notes is payable semi-annually on January 15 and July 15, beginning July 15, 2024. We may redeem the 2034 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2034 Notes on or after three months prior to their maturity date, the redemption price will equal 100% of the principal amount of the 2034 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2034 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness. In January 2024, we utilized a portion of the net proceeds from the 2034 Notes to repay the $300.0 million, 6.21% unsecured term loan due in August 2024 with a one year extension option to August 2025. As a result of the early repayment, we expensed approximately $0.9 million of unamortized loan costs, which are reflected in the loss on early retirement of debt in our condensed consolidated statements of income and comprehensive income.
In January 2024, we utilized cash on hand to repay the principal amount of our 4.36% senior unsecured notes payable, which had a maturity date of January 15, 2024, for a total of $250.0 million, plus accrued interest.
We had outstanding floating rate debt of approximately $539.7 million and $848.5 million at June 30, 2024 and December 31, 2023, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of an interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 6.7% and 6.5% as of June 30, 2024 and December 31, 2023, respectively.
Our indebtedness had a weighted average maturity of approximately 6.4 years at June 30, 2024. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2024:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2024	$288.2	4.1%
2025	(3.5)	—
2026	522.8	6.6
2027	172.5	3.9
2028	529.9	3.8
Thereafter	2,042.9	3.7
Total	$3,552.8	4.2%
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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at June 30, 2024 or material cash flow hedges at December 31, 2023.
During each of the three months ended June 30, 2024 and 2023, approximately $0.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods and approximately $0.7 million was reclassified from AOCI as an increase to interest expense during each of the six months ended June 30, 2024 and 2023.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair values of these derivative instruments and the offsetting changes in fair values of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At June 30, 2024 and December 31, 2023, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converts our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index.
Refer to Note 12, "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.

8. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including share options, share appreciation rights, restricted share awards, share bonuses, and other share-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized for grant under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding share options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share option or share appreciation right granted. As of June 30, 2024, there were approximately 4.3 million common shares available for grant under the 2018 Share Plan, which would result in approximately 1.2 million shares which could be granted pursuant to full value awards conversion ratios as defined under the 2018 Share Plan.
Total compensation cost for share awards charged against income was approximately $4.0 million or each of the three months ended June 30, 2024 and 2023, and approximately $7.5 million and $7.9 million for the six months ended June 30, 2024 and 2023, respectively. Total capitalized compensation costs for share awards were approximately $1.5 million for each of the three months ended June 30, 2024 and 2023, and approximately $2.7 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively.
A summary of activity under our share incentive plans for the six months ended June 30, 2024 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2023	174,164	$126.46
Granted	270,703	96.12
Vested	(220,885)	107.44
Forfeited	(6,421)	119.99
Total nonvested share awards outstanding at June 30, 2024	217,561	$108.21
Share Awards and Vesting. Share awards for employees generally vest over three years and are valued at the market value of the shares on the grant date. In the event the holder of the share awards attains at least age 65, and with respect to an employee, also attains at least ten or more years of service ("Retirement Eligibility") before the term in which the awards are scheduled to vest, the value of the share awards to such individual is amortized from the date of grant to the individual's Retirement Eligibility date. All new share awards granted to individuals after they reach Retirement Eligibility vest on the date of grant.
The weighted average fair value of share awards granted during the six months ended June 30, 2024 and 2023 was $96.12 per share and $117.02 per share, respectively. The total fair value of shares vested was approximately $23.7 million and $22.2 million during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the unamortized value of previously issued unvested share awards was approximately $19.4 million which is expected to be amortized over the next three years.

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Change in assets:
Other assets, net	$(22,344)	$(7,249)
Change in liabilities:
Accounts payable and accrued expenses	(5,505)	(14,893)
Accrued real estate taxes	(5,603)	(1,907)
Other liabilities	6,982	6,189
Other	2,040	1,753
Change in operating accounts and other	$(24,430)	$(16,107)
10. Commitments and Contingencies
Construction Contracts. As of June 30, 2024, we estimated the total additional cost to complete the five properties currently under construction to be approximately $297.9 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by a seller of revenue management software and owners and/or operators of multi-family housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation has consolidated some cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee. We and our co-defendants formed a joint defense group which allows free communication and strategizing among us and our attorneys as well as allows us to combine efforts in drafting motions. In addition to those lawsuits, we and several other owners and/or operators of multi-family housing have been sued in separate actions by the Attorney General of the District of Columbia and the Attorney General of Arizona. Those lawsuits also allege collusion among the defendants to fix rents in violation of DC and Arizona law, respectively. Additionally, we have been served with Civil Investigative Demands ("CIDs"), separately, by the U.S. Department of Justice ("DOJ") and the Attorney General of Texas. The CIDs are not lawsuits alleging wrongdoing but mechanisms by which the government can obtain information from companies regarding their use of the revenue management software. Furthermore, a federal grand jury subpoena was issued to us by the Antitrust Division of the DOJ requesting the production of information, documents, and records pertaining to our information technology infrastructure and systems, hardware, software, services, databases, and preservation of electronically stored information. We believe all of the lawsuits are without merit. We intend to vigorously defend these actions and are cooperating and responding to the CIDs and subpoena. At this stage of the proceedings, it is not possible to predict or determine the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision on any of these matters.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2024, we had approximately $0.6 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million was non-refundable.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the six months ended June 30, 2024. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $0.9 million for each of the three months ended June 30, 2024 and 2023 and approximately $1.9 million for each of the six months ended June 30, 2024 and 2023.
The following is a summary of our maturities of our lease liabilities as of June 30, 2024:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2024	$1.7
2025	2.4
2026	0.5
2027	0.2
2028	—
Thereafter	—
Less: discount for time value	(0.2)
Lease liability as of June 30, 2024	$4.6
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024 and 2023 as income tax expense. Income taxes for the three and six months ended June 30, 2024 primarily related to state income tax. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the six months ended June 30, 2024.
12. Fair Value Measurements
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2024				December 31, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$127.8	$—	$—	$127.8	$132.0	$—	$—	$132.0
Derivative financial instruments (fair value hedges)	$—	$2.2	$—	$2.2	$—	$11.6	$—	$11.6
Other Liabilities
Derivative financial instruments (cash flow hedges)	$—	$—	$—	$—	$—	$0.7	$—	$0.7
(1)Approximately $16.0 million and $10.9 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.
Non-Recurring Fair Value Disclosures. The nonrecurring fair value disclosure inputs under the fair value hierarchy are discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements." We did not have any non-recurring fair value measurements during the three or six months ended June 30, 2024 or 2023.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2024 and December 31, 2023, in accordance with the policies discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

	June 30, 2024		December 31, 2023
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,013.1	$2,745.2	$2,866.9	$2,651.6
Floating rate notes payable (1)	539.7	549.7	848.5	864.9
(1) Includes the senior unsecured notes payable due in 2026 at June 30, 2024 and December 31, 2023.
13. Subsequent Events
On July 8, 2024, Hurricane Beryl impacted several of our multifamily communities in the Houston, Texas area. We are currently in the preliminary stage of assessing the effect of this event on the Company's consolidated financial results for the third quarter of 2024. Based upon the information available to date, we currently expect the storm-related expenses for this incident to be in the range of approximately $2.0 million to $3.0 million, net of available insurance proceeds. These estimates are preliminary and may change as we receive additional information.

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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of June 30, 2024, we owned interests in, operated, or were developing 177 multifamily properties comprised of 59,996 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
During the three and six months ended June 30, 2024, our results reflect an increase in same store revenues of approximately 1.4% and 2.0%, respectively, as compared to the same periods in 2023. The increases were in part due to higher average rental rates, which we believe were primarily attributable to job growth, favorable demographics with a higher propensity to rent versus buy, and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate are elevated in 2024, but should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $42.9 million and $91.1 million for the three months ended June 30, 2024 and 2023, respectively, and was $126.8 million and $133.0 million for the six months ended June 30, 2024 and 2023, respectively. The $48.2 million decrease during the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a $48.9 million gain on sale of one operating property recognized in 2023. The $6.2 million decrease during the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to recognizing a higher gain on sale of one operating property in 2023 of $48.9 million as compared to recognizing the gain on sale of one operating property in 2024 of $43.8 million. See further discussion of our 2024 operations as compared to 2023 in "Results of Operations," below.
Construction Activity
At June 30, 2024, we had a total of five properties under construction comprising 1,746 apartment homes. As of June 30, 2024, we estimated the total additional cost to complete the construction of these five properties is approximately $297.9 million.
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
In January 2024, we utilized cash on hand to repay the principal amount of our 4.36% senior unsecured notes payable, which had a maturity date of January 15, 2024, for a total of $250.0 million, plus accrued interest.
During the three months ended June 30, 2024, we repurchased 44,692 common shares at an average price of $96.52 per share, and during the six months ended June 30, 2024, we repurchased 515,974 common shares at an average price of $96.88 per share. The total cost of the shares repurchased for the six months ended June 30, 2024 was approximately $50.0 million. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was approximately $450.0 million.
Subsequent Events
On July 8, 2024, Hurricane Beryl impacted several of our multifamily communities in the Houston, Texas area. We are currently in the preliminary stage of assessing the effect of this event on the Company's consolidated financial results for the third quarter of 2024. Based upon the information available to date, we currently expect the storm-related expenses for this incident to be in the range of approximately $2.0 million to $3.0 million, net of available insurance proceeds. These estimates are preliminary and may change as we receive additional information.

Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to develop new communities and to redevelop, reposition, and acquire existing communities. We also intend to evaluate our portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2023 ATM program, and other unsecured borrowings or secured mortgages.
As of June 30, 2024, we had no amounts outstanding and had approximately $1.2 billion available under our unsecured revolving credit facility. As of June 30, 2024, and through the date of this filing, we also had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2023 ATM program and the ability to issue debt and equity under our automatic shelf registration statement. We believe scheduled repayments of debt due during the next 12 months are manageable at approximately $290.0 million which represents approximately 8.2% of our total outstanding debt, and excludes amortization of debt discounts and debt issuance costs. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2024		December 31, 2023
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,343	27	9,154	26
Dallas/Fort Worth, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,192	17
Phoenix, Arizona	4,426	14	4,426	14
Atlanta, Georgia	4,270	14	4,862	15
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Charlotte, North Carolina	3,510	15	3,491	15
Raleigh, North Carolina	3,252	9	3,252	9
Tampa/St. Petersburg, Florida	3,104	8	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,811	5	1,811	5
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,250	172	58,634	172
Properties Under Construction
Raleigh, North Carolina	789	2	789	2
Charlotte, North Carolina	769	2	—	—
Houston, Texas	188	1	377	2
Total Properties Under Construction	1,746	5	1,166	4
Total Properties	59,996	177	59,800	176

Completed Construction in Lease-Up
At June 30, 2024, there was one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Homes	Cost Incurred (1)	% Leased at 7/31/2024	Date of Construction Completion	Estimated Date of Stabilization
Operating Property
Camden Woodmill Creek
The Woodlands, TX	189	$70.9	65%	2Q24	2Q25
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development
Our condensed consolidated balance sheet at June 30, 2024 includes approximately $439.8 million related to properties under development and land. Of this amount, approximately $216.6 million related to our properties currently under construction. In addition, we had approximately $223.2 million primarily invested in land held for future development.
Properties Under Construction. At June 30, 2024, we had five properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden Durham (1)
Durham, NC	420	$145.0	$139.7	$19.3	3Q24	4Q25
Camden Long Meadow Farms (2)
Richmond, TX	188	75.0	67.8	27.7	3Q24	2Q25
Camden Village District
Raleigh, NC	369	138.0	97.2	97.2	2Q25	4Q26
Camden South Charlotte
Charlotte, NC	420	163.0	43.2	43.2	2Q27	4Q28
Camden Blakeney
Charlotte, NC	349	154.0	29.2	29.2	3Q27	3Q28
Total	1,746	$675.0	$377.1	$216.6
(1) Property in lease-up and was 69% leased at July 31, 2024.
(2) Property in lease-up and was 32% leased at July 31, 2024.
Development Pipeline Communities. At June 30, 2024, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Baker
Denver, CO	435	$165.0	$34.7
Camden Nations
Nashville, TN	393	175.0	40.5
Camden Gulch
Nashville, TN	480	260.0	51.0
Camden Paces III
Atlanta, GA	350	100.0	23.5
Camden Highland Village II
Houston, TX	300	100.0	10.8
Camden Arts District
Los Angeles, CA	354	150.0	47.8
Camden Downtown II
Houston, TX	271	145.0	14.9
Total	2,583	$1,095.0	$223.2

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
Reconciliations of net income to NOI for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$44,810	$92,940	$130,569	$136,559
Less: Fee and asset management income	(2,606)	(718)	(3,890)	(1,296)
Less: Interest and other income	(1,598)	(431)	(3,366)	(493)
Less: Income on deferred compensation plans	(1,073)	(2,844)	(6,892)	(8,756)
Plus: Property management expense	9,846	8,751	19,240	17,048
Plus: Fee and asset management expense	475	420	918	833
Plus: General and administrative expense	18,154	15,863	34,847	31,219
Plus: Interest expense	32,227	33,578	64,764	66,421
Plus: Depreciation and amortization expense	145,894	143,054	290,696	285,498
Plus: Expense on deferred compensation plans	1,073	2,844	6,892	8,756
Plus: Loss on early retirement of debt	—	2,513	921	2,513
Less: Gain on sale of operating property	—	(48,919)	(43,806)	(48,919)
Plus: Income tax expense	1,059	851	1,964	2,001
Property net operating income	$248,261	$247,902	$492,857	$491,384

Property NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2024 as compared to the same periods in 2023:

($ in thousands)	Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2024	2024	2023	$	%	2024	2023	$	%
Property revenues:
Same store communities	55,866	$366,424	$361,226	$5,198	1.4%	$730,902	$716,844	$14,058	2.0%
Non-same store communities	2,195	14,215	11,923	2,292	19.2	28,182	22,458	5,724	25.5
Development and lease-up communities	1,935	1,358	—	1,358	*	1,960	—	1,960	*
Dispositions/Other	—	5,153	12,350	(7,197)	(58.3)	9,247	24,360	(15,113)	(62.0)
Total property revenues	59,996	$387,150	$385,499	$1,651	0.4%	$770,291	$763,662	$6,629	0.9%
Property expenses:
Same store communities	55,866	$130,943	$127,776	$3,167	2.5%	$260,787	$254,016	$6,771	2.7%
Non-same store communities	2,195	5,280	4,799	481	10.0	10,104	9,164	940	10.3
Development and lease-up communities	1,935	909	4	905	*	1,509	7	1,502	*
Dispositions/Other	—	1,757	5,018	(3,261)	(65.0)	5,034	9,091	(4,057)	(44.6)
Total property expenses	59,996	$138,889	$137,597	$1,292	0.9%	$277,434	$272,278	$5,156	1.9%
Property NOI:
Same store communities	55,866	$235,481	$233,450	$2,031	0.9%	$470,115	$462,828	$7,287	1.6%
Non-same store communities	2,195	8,935	7,124	1,811	25.4	18,078	13,294	4,784	36.0
Development and lease-up communities	1,935	449	(4)	453	*	451	(7)	458	*
Dispositions/Other	—	3,396	7,332	(3,936)	(53.7)	4,213	15,269	(11,056)	(72.4)
Total property NOI	59,996	$248,261	$247,902	$359	0.1%	$492,857	$491,384	$1,473	0.3%
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
Same Store Analysis
Same store property NOI increased approximately $2.0 million and $7.3 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.
The $2.0 million approximate increase in same store property NOI for the three months ended June 30, 2024 was primarily due to an increase of approximately $5.2 million in same store property revenues which was partially offset by an increase in same store property expenses of approximately $3.2 million as compared to the same period in 2023.
The $5.2 million increase in same store property revenues during the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to an increase of approximately $2.7 million, primarily attributable to lower uncollectible revenue and higher fee income, and an approximate $2.0 million increase in rental revenues, primarily due to an increase in average rental rates. The increase was also due to approximately $0.5 million of higher income from our utility rebilling and ancillary income programs.
The $3.2 million increase in same store property expenses during the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to higher salaries and benefits of approximately $1.6 million, higher utilities expense of approximately $1.2 million, higher marketing and leasing expenses of approximately $0.8 million, higher repairs and maintenance expense of approximately $0.8 million, and higher property general and administrative expenses of approximately $0.3 million. These increases were partially offset by decreased insurance expenses of approximately $1.0 million and lower real estate taxes of approximately $0.5 million.

The $7.3 million increase in same store property NOI for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to an increase of approximately $14.1 million in same store property revenues which was partially offset by an increase in same store property expenses of approximately $6.8 million as compared to the same period in 2023.
The $14.1 million increases in same store property revenues during the six months ended June 30, 2024 as compared to the same period in 2023, was primarily due to an approximate $6.7 million increase in rental revenues due in part to an increase in average rental rates, and an increase of approximately $6.3 million due in part to lower uncollectible revenue and higher fee income. The increase was also due to approximately $1.0 million of higher income from our utility rebilling and ancillary income programs.
The $6.8 million increase in same store property expenses during the six months ended June 30, 2024 as compared to the same period in 2023, was primarily due to higher salaries and benefits of approximately $3.1 million, higher utilities expense of approximately $2.0 million, higher marketing and leasing expenses of approximately $1.3 million, higher repairs and maintenance expense of approximately $1.1 million, and higher property general and administrative expenses of approximately $0.6 million. These increases were partially offset by decreased insurance expenses of approximately $1.5 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store (which includes non-same store stabilized properties and other) and development and lease-up communities increased approximately $2.3 million and $5.3 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were due to increases from non-same store communities of approximately $1.8 million and $4.8 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, and increases from development and lease-up communities of $0.5 million for each of the three and six months ended June 30, 2024 as compared to the same periods in 2023. The increases in property NOI from our non-same store communities were primarily due to the stabilization of two operating properties in 2023 and one operating property in 2024. The increases in property NOI from our development and lease-up communities were primarily due to one development community under lease-up which completed construction during the three months ended June 30, 2024.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended June 30, 2024 as compared to 2023	For the six months ended June 30, 2024 as compared to 2023

Property Revenues:
Revenues from non-same store stabilized properties	$2.2	$5.7
Revenues from development and lease-up properties	1.4	2.0
Other non same-store	0.1	—
	$3.7	$7.7
Property Expenses:
Expenses from non-same store stabilized properties	$0.7	$1.0
Expenses from development and lease-up properties	0.9	1.5
Other non same-store	(0.2)	(0.1)
	$1.4	$2.4
Property NOI:
NOI from non-same store stabilized properties	$1.5	$4.7
NOI from development and lease-up properties	0.5	0.5
Other non same-store	0.3	0.1
	$2.3	$5.3
Dispositions/Other Property Analysis
Dispositions/Other property NOI decreased approximately $3.9 million and $11.1 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The decreases were comprised of lower NOI related to dispositions of approximately $6.6 million and $12.4 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The decreases in NOI related to dispositions were due to the dispositions of one operating property in each of June 2023, December 2023, and February 2024. The decreases were partially offset by higher other property NOI of approximately $2.6 million and $1.3 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The $2.6 million higher other property NOI was primarily due to higher revenues related to business interruption insurance proceeds recognized in 2024 of approximately $2.2 million and lower storm-related expenses of approximately $0.4 million during the three months ended June 30, 2024 as compared to the same period in 2023. The $1.3 million higher other property NOI for the six months ended June 30, 2024 was primarily due to higher revenues related to business interruption insurance proceeds of approximately $2.1 million, partially offset by higher storm-related expenses of approximately $1.1 million, for the six months ended June 30, 2024, as compared to the same period in 2023.
Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Fee and asset management	$2,606	$718	$1,888	*	$3,890	$1,296	$2,594	*
Interest and other income	1,598	431	1,167	*	3,366	493	2,873	*
Income on deferred compensation plans	1,073	2,844	(1,771)	(62.3)%	6,892	8,756	(1,864)	(21.3)%
Total non-property income	$5,277	$3,993	$1,284	32.2%	$14,148	$10,545	$3,603	34.2%
*    Not a meaningful percentage.
Fee and asset management income from construction and development activities at our third-party construction projects, increased approximately $1.9 million and $2.6 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were related to higher fees earned on third-party construction projects due to higher activity during the three and six months ended June 30, 2024 as compared to the same periods in 2023.
Interest and other income increased approximately $1.2 million and $2.9 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to higher investment interest income earned due to having higher average cash balances during the three and six months ended June 30, 2024 as compared to the same periods in 2023.
Our deferred compensation plans recognized income of approximately $1.1 million and $6.9 million during the three and six months ended June 30, 2024, respectively, as compared to income of approximately $2.8 million and $8.8 million during the three and six months ended June 30, 2023, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Property management	$9,846	$8,751	$1,095	12.5%	$19,240	$17,048	$2,192	12.9%
Fee and asset management	475	420	55	13.1	918	833	85	10.2
General and administrative	18,154	15,863	2,291	14.4	34,847	31,219	3,628	11.6
Interest	32,227	33,578	(1,351)	(4.0)	64,764	66,421	(1,657)	(2.5)
Depreciation and amortization	145,894	143,054	2,840	2.0	290,696	285,498	5,198	1.8
Expense on deferred compensation plans	1,073	2,844	(1,771)	(62.3)	6,892	8,756	(1,864)	(21.3)
Total other expenses	$207,669	$204,510	$3,159	1.5%	$417,357	$409,775	$7,582	1.9%
    Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily related to higher salaries, benefits, and incentive compensation costs. Property management expenses were approximately 2.5% and 2.3% of total property revenues for the three months ended June 30, 2024 and 2023, respectively, and were 2.5% and 2.2% for the six months ended June 30, 2024 and 2023, respectively.
General and administrative expense increased approximately $2.3 million and $3.6 million during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily related to higher salaries, benefits, and incentive compensation costs and higher legal expenses. Excluding income on deferred compensation plans, general and administrative expenses were approximately 4.6% and 4.1% of total revenues for the three months ended June 30, 2024 and 2023, respectively, and were 4.5% and 4.1% of total revenues for the six months ended June 30, 2024 and 2023, respectively.

Interest expense decreased approximately $1.4 million and $1.7 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The decreases were primarily due to the early retirement of $185.3 million of secured variable rate notes in May 2023, the repayment of a $250 million, 5.07% senior unsecured notes payable in June 2023, and the repayments of a $300 million, 6.21% unsecured term loan and a $250.0 million, 4.36% senior unsecured notes payable in January 2024. The decreases were also due to lower interest expense recognized on our unsecured revolving credit facility resulting from lower average balances outstanding during the three and six months ended June 30, 2024 as compared to the same periods in 2023. The decreases were partially offset by increases in interest expense due to the issuances of $500 million senior unsecured notes in November 2023 and $400 million senior unsecured notes in January 2024. The decreases were also partially offset by slight decreases in capitalized interest primarily due to having lower average balances in assets under construction during the three and six months ended June 30, 2024 as compared to the same periods in 2023.
Depreciation and amortization expense increased approximately $2.8 million and $5.2 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to higher depreciation related to the completion of apartment homes in our development pipeline and the completion of capitalized improvements during 2023 and 2024. The increases were partially offset by the disposition of one operating property in each of June 2023, December 2023, and February 2024.
Our deferred compensation plans incurred an expense of approximately $1.1 million and $6.9 million for the three and six months ended June 30, 2024, respectively, as compared to recognizing an expense of approximately $2.8 million and $8.8 million during the three and six months ended June 30, 2023, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
($ in thousands)	2024	2023	$	%	2024	2023	$	%
Loss on early retirement of debt	$—	$(2,513)	$2,513	(100.0)%	$(921)	$(2,513)	$1,592	(63.4)%
Gain on sale of operating property	$—	$48,919	$(48,919)	(100.0)%	$43,806	$48,919	$(5,113)	(10.5)%
Income tax expense	$(1,059)	$(851)	$(208)	24.4%	$(1,964)	$(2,001)	$37	(1.8)%
The loss on early retirement of debt for the six months ended June 30, 2024 was due to the write-off of unamortized loan costs related to the early retirement of our $300 million unsecured term loan which was scheduled to mature in August 2024. The loss on early retirement of debt for the three and six months ended June 30, 2023 was due to the early repayments of our $185.2 million secured variable rate notes due in 2024 and 2026, and consisted of $1.7 million of prepayment penalties and fees and approximately $0.8 million of unamortized fair value adjustments.
The $43.8 million gain on sale during the six months ended June 30, 2024 was due to the disposition of one operating property located in Atlanta, Georgia in February 2024. The $48.9 million gain on the sale during the three and six months ended June 30, 2023, was due to the disposition of one operating property located in Costa Mesa, California in June 2023.
Income tax expense increased approximately $0.2 million for the three months ended June 30, 2024, and was relatively flat during the six months ended June 30, 2024, as compared to the same periods in 2023. The increase during the three months ended June 30, 2024 was primarily due to an increase in taxable income due to higher third-party construction activities in a taxable REIT subsidiary. The slight decrease for the six months ended June 30, 2024 was primarily due to lower state and franchise income taxes, offset by an increase in taxable income due to higher third-party construction activities within a taxable REIT subsidiary.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Funds from operations
Net income attributable to common shareholders	$42,917	$91,099	$126,806	$133,016
Real estate depreciation and amortization	142,895	140,013	284,742	279,400
Gain on sale of operating property	—	(48,919)	(43,806)	(48,919)
Income allocated to non-controlling interests	1,893	1,841	3,763	3,543
Funds from operations	$187,705	$184,034	$371,505	$367,040
Casualty-related expenses, net of (recoveries)	(1,587)	981	(64)	939
Severance	—	—	506	—
Legal costs and settlements, net of recoveries	1,114	—	1,966	84
Loss on early retirement of debt	—	2,513	921	2,513
Expensed development and other pursuit costs	660	471	660	471
Miscellaneous (income)/expense (1)	—	(364)	—	(364)
Core funds from operations	$187,892	$187,635	$375,494	$370,683

Less: recurring capitalized expenditures	(29,595)	(21,034)	(51,620)	(38,613)
Core adjusted funds from operations	$158,297	$166,601	$323,874	$332,070

Weighted average shares – basic	108,406	108,663	108,556	108,616
Incremental shares issuable from assumed conversion of:
Share awards granted	18	4	21	20
Common units	1,594	1,595	1,594	1,596
Weighted average shares – diluted	110,018	110,262	110,171	110,232
(1) Activity during the three and six months ended June 30, 2023 relates to proceeds from an earn-out from a previously sold technology investment.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 7.0 and 6.7 for the three months ended June 30, 2024 and 2023, respectively, and 6.9 and 6.7 for the six months ended June 30, 2024 and 2023, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 89.9% and 89.8% of our properties were unencumbered as of June 30, 2024 and 2023, respectively. Our weighted average maturity of debt was approximately 6.4 years at June 30, 2024.
Our primary sources of liquidity is cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2023 ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:
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
Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2024 as compared to the same period in 2023.
Net cash from operating activities was approximately $361.0 million during the six months ended June 30, 2024 as compared to approximately $366.6 million for the same period in 2023. The decrease was primarily due to a decrease in cash from property operations due to the sale of two operating properties in 2023 and one operating property in 2024, as well as lower cash inflows from operating accounts primarily due to lower prepayment of rental income received from our residents. These decreases were partially offset by the growth attributable to our same store and non-same store communities. See further discussion of our 2024 operations as compared to 2023 in "Results of Operations."
Net cash used in investing activities during the six months ended June 30, 2024 totaled approximately $100.5 million as compared to $139.7 million during the same period in 2023. Cash outflows during the six months ended June 30, 2024 primarily related to amounts paid for property development and capital improvements of approximately $210.5 million. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $114.5 million. Cash outflows during the six months ended June 30, 2023 primarily related to amounts paid for property development and capital improvements of approximately $196.3 million. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $60.4 million. The increase in property development and capital improvements for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to higher repositions and capital improvements expenditures in 2024 as compared to 2023. The property development and capital improvements during the six months ended June 30, 2024 and 2023, included the following:

	Six Months Ended June 30,
(in millions)	2024	2023
Expenditures for new development, including land	$92.2	$91.5
Capital expenditures	54.4	45.3
Reposition expenditures	47.0	41.2
Direct real estate taxes and capitalized interest and other indirect costs	16.9	18.3
Total	$210.5	$196.3

Net cash used in financing activities totaled approximately $426.6 million for the six months ended June 30, 2024 as compared to approximately $215.5 million during the same period in 2023. Cash outflows during the six months ended June 30, 2024 primarily related to the repayment of our $300 million unsecured term loan, and $250 million senior unsecured notes in January 2024. Cash outflows also related to $223.9 million used for distributions to common shareholders and non-controlling interest holders, and $50.0 million used for common share repurchases. These outflows were partially offset by net proceeds of approximately $396.0 million from the issuance of $400.0 million senior unsecured notes in January 2024. Cash outflows during the six months ended June 30, 2023 primarily related to $214.0 million used for distributions to common shareholders and non-controlling interest holders, and the repayment of $250 million senior unsecured notes and $187.7 million secured variable rate notes, which includes prepayment penalties and fees. These outflows were partially offset by net proceeds of $435.0 million of borrowings from our unsecured revolving credit facility.
Financial Flexibility
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2024 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At June 30, 2024, we had outstanding letters of credit totaling approximately $27.7 million, and approximately $1.2 billion available under our unsecured revolving credit facility.
In May 2023, we created the 2023 ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering amount of up to $500.0 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use proceeds from the sale of our common shares under the 2023 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we have not sold any shares or entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under the 2023 ATM program.
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
As of June 30, 2024, we estimated the additional cost to complete the construction of five properties to be approximately $297.9 million. Of this amount, we expect to incur costs between approximately $49 million and $59 million during the remainder of 2024 and to incur the remaining costs during 2025 through 2027. Additionally, we expect to incur costs between approximately $48 million and $52 million of reposition, redevelopment, repurpose, and revenue enhancing expenditures and between approximately $53 million and $57 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2024, our Board of Trust Managers declared a quarterly dividend of $1.03 per common share to our common shareholders of record as of June 28, 2024. The quarterly dividend was subsequently paid on July 17, 2024, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2024, our annualized dividend rate would be $4.12 per share or unit.

Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act ("Exchange Act") Rules 13a-15(e) and 15d-15(e). Based on the evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is accurately recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the three months ended June 30, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
April 1, 2024 - April 30, 2024	44,692	$96.52	44,692	$450,013,695
May 1, 2024 - May 31, 2024	—	—	—	450,013,695
June 1, 2024 - June 30, 2024	—	—	—	450,013,695
Total	44,692	$96.52	44,692
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) We have a share repurchase plan approved by our Board of Trust Managers in October 2022, which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. The repurchase plan does not specify an expiration date.
Item 3.    Defaults Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 2, 2024

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 2, 2024

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	August 2, 2024
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer