Form 10-Q
period 2024-09-30
CAMDEN PROPERTY TRUST
filed 2024-11-01
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 25, 2024, 106,681,321 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2024	December 31, 2023
Assets
Real estate assets, at cost
Land	$1,718,185	$1,711,873
Buildings and improvements	11,222,261	10,993,390
	$12,940,446	$12,705,263
Accumulated depreciation	(4,725,152)	(4,332,524)
Net operating real estate assets	$8,215,294	$8,372,739
Properties under development and land	418,209	486,864
Total real estate assets	$8,633,503	$8,859,603
Accounts receivable – affiliates	8,993	11,905
Other assets, net	262,339	244,182
Cash and cash equivalents	31,234	259,686
Restricted cash	11,112	8,361
Total assets	$8,947,181	$9,383,737
Liabilities and equity
Liabilities
Notes Payable
Unsecured	$3,121,499	$3,385,309
Secured	330,299	330,127
Accounts payable and accrued expenses	221,880	222,599
Accrued real estate taxes	131,693	96,517
Distributions payable	113,505	110,427
Other liabilities	214,027	186,987
Total liabilities	$4,132,903	$4,331,966
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,734 and 117,737,712 issued; 115,779,032 and 115,640,369 outstanding at September 30, 2024 and December 31, 2023, respectively	1,158	1,156
Additional paid-in capital	5,927,477	5,914,868
Distributions in excess of net income attributable to common shareholders	(826,725)	(613,651)
Treasury shares, at cost (9,097,598 and 8,859,556 common shares at September 30, 2024 and December 31, 2023, respectively)	(359,989)	(320,364)
Accumulated other comprehensive gain/ (loss)	641	(1,252)
Total common equity	$4,742,562	$4,980,757
Non-controlling interests	71,716	71,014
Total equity	$4,814,278	$5,051,771
Total liabilities and equity	$8,947,181	$9,383,737
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Property revenues	$387,232	$390,778	$1,157,523	$1,154,440
Property expenses
Property operating and maintenance	$95,940	$91,011	$275,110	$264,038
Real estate taxes	47,420	49,094	145,684	148,345
Total property expenses	$143,360	$140,105	$420,794	$412,383
Non-property income
Fee and asset management	$1,707	$1,077	$5,597	$2,373
Interest and other income	1,076	64	4,442	557
Income/(loss) on deferred compensation plans	8,248	(3,339)	15,140	5,417
Total non-property income/ (loss)	$11,031	$(2,198)	$25,179	$8,347
Other expenses
Property management	$9,817	$7,891	$29,057	$24,939
Fee and asset management	623	444	1,541	1,277
General and administrative	18,845	15,543	53,692	46,762
Interest	32,486	33,006	97,250	99,427
Depreciation and amortization	145,844	144,359	436,540	429,857
Expense/(benefit) on deferred compensation plans	8,248	(3,339)	15,140	5,417
Total other expenses	$215,863	$197,904	$633,220	$607,679
Impairment associated with land development activities	(40,988)	—	(40,988)	—
Loss on early retirement of debt	—	—	(921)	(2,513)
Gain on sale of operating property	—	—	43,806	48,919
Income (loss) from continuing operations before income taxes	$(1,948)	$50,571	$130,585	$189,131
Income tax expense	(390)	(752)	(2,354)	(2,753)
Net income (loss)	$(2,338)	$49,819	$128,231	$186,378
Less income allocated to non-controlling interests	(1,866)	(1,856)	(5,629)	(5,399)
Net income (loss) attributable to common shareholders	$(4,204)	$47,963	$122,602	$180,979

Earnings per share – basic	$(0.04)	$0.44	$1.13	$1.66
Earnings per share – diluted	$(0.04)	$0.44	$1.13	$1.66
Weighted average number of common shares outstanding – basic	108,426	108,683	108,513	108,638
Weighted average number of common shares outstanding – diluted	108,426	108,706	108,547	108,659
Condensed Consolidated Statements of Comprehensive Income
Net income (loss)	$(2,338)	$49,819	$128,231	$186,378
Other comprehensive income (loss)
Unrealized gain on cash flow hedging activities	—	—	85	—
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	358	358	1,808	1,075
Comprehensive income (loss)	$(1,980)	$50,177	$130,124	$187,453
Less income allocated to non-controlling interests	(1,866)	(1,856)	(5,629)	(5,399)
Comprehensive income (loss) attributable to common shareholders	$(3,846)	$48,321	$124,495	$182,054
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the nine months ended September 30, 2024

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2023	$1,156	$5,914,868	$(613,651)	$(320,364)	$(1,252)	$71,014	$5,051,771
Net income			122,602			5,629	128,231
Other comprehensive income					1,893		1,893
Net share awards		11,566		9,818			21,384
Employee share purchase plan		1,045		554			1,599
Common shares repurchased				(49,997)			(49,997)
Cash distributions declared to equity holders ($3.09 per common share)			(335,676)			(4,927)	(340,603)
Other	2	(2)					—
Equity, September 30, 2024	$1,158	$5,927,477	$(826,725)	$(359,989)	$641	$71,716	$4,814,278

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended September 30, 2024

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, June 30, 2024	$1,157	$5,924,608	$(710,633)	$(359,975)	$283	$71,492	$4,926,932
Net income			(4,204)			1,866	(2,338)
Other comprehensive income					358		358
Net share awards		2,785		(14)			2,771
Employee share purchase plan		85					85
Cash distributions declared to equity holders ($1.03 per common share)			(111,888)			(1,642)	(113,530)
Other	1	(1)					—
Equity, September 30, 2024	$1,158	$5,927,477	$(826,725)	$(359,989)	$641	$71,716	$4,814,278

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the nine months ended September 30, 2023

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2022	$1,156	$5,897,454	$(581,532)	$(328,684)	$(1,774)	$70,301	$5,056,921
Net income			180,979			5,399	186,378
Other comprehensive income					1,075		1,075
Net share awards		13,861		7,731			21,592
Employee share purchase plan		626		251			877
Conversion/ redemption of operating partnership units (3,191 shares)		72				(200)	(128)
Cash distributions declared to equity holders ($3.00 per common share)			(326,564)			(4,786)	(331,350)
Other		(386)					(386)
Equity, September 30, 2023	$1,156	$5,911,627	$(727,117)	$(320,702)	$(699)	$70,714	$4,934,979

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

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$128,231	$186,378
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	436,540	429,857
Impairment associated with land development activities	40,988	—
Loss on early retirement of debt	921	2,513
Gain on sale of operating property	(43,806)	(48,919)
Share-based compensation	10,789	10,864
Net change in operating accounts and other	48,856	22,277
Net cash from operating activities	$622,519	$602,970
Cash flows from investing activities
Development and capital improvements, including land	$(306,612)	$(294,320)
Net proceeds from sale of operating property	114,474	60,359
Increase in non-real estate assets	(3,812)	(4,925)
Other	(92)	(1,796)
Net cash from investing activities	$(196,042)	$(240,682)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$258,000	$1,192,000
Repayments on unsecured revolving credit facility	(120,000)	(787,000)
Proceeds from notes payable	395,952	—
Repayment of notes payable	(800,000)	(437,749)
Distributions to common shareholders and non-controlling interests	(337,456)	(324,446)
Repurchase of common shares and units	(49,997)	—
Other	1,323	438
Net cash from financing activities	$(652,178)	$(356,757)
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(225,701)	5,531
Cash, cash equivalents, and restricted cash, beginning of period	268,047	17,438
Cash, cash equivalents, and restricted cash, end of period	$42,346	$22,969
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$31,234	$14,600
Restricted cash	11,112	8,369
Total cash, cash equivalents, and restricted cash, end of period	$42,346	$22,969
Supplemental information
Cash paid for interest, net of interest capitalized	$86,528	$95,480
Cash paid for income taxes	2,811	3,282
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	113,505	110,463
Value of shares issued under benefit plans, net of cancellations	25,232	24,974
Accrual associated with construction and capital expenditures	28,834	22,556
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of September 30, 2024, we owned interests in, operated, or were developing 177 multifamily properties comprised of 59,996 apartment homes across the United States. Of the 177 properties, five properties were under construction as of September 30, 2024, and will consist of a total of 1,746 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights, and participating rights. As of September 30, 2024, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of September 30, 2024, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, brokers' opinions, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective.
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value estimates, we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges could have an adverse effect on our condensed consolidated financial position and results of operations.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.6 million and $5.2 million for the three months ended September 30, 2024 and 2023, respectively, and was approximately $14.3 million and $15.2 million for the nine months ended September 30, 2024 and 2023, respectively. Capitalized real estate taxes was approximately $0.6 million for each of the three months ended September 30, 2024 and 2023, and approximately $2.9 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and certain activities necessary to prepare the underlying real estate for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. As apartment homes within development properties are substantially completed, the total capitalized development cost of each apartment home is transferred from properties under development and land to buildings and improvements.
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
Financial Instrument Fair Value Disclosures. As of September 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
As of September 30, 2024, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2024	$337.8
2025	636.0
2026	8.4
2027	3.3
2028	3.0
Thereafter	6.2
Total	$994.7
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms in our leases.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $16.5 million and $14.3 million as of September 30, 2024 and December 31, 2023, respectively. These investments are included in other assets, net in our condensed consolidated balance sheets and we did not record any impairments during the three and nine months ended September 30, 2024 or 2023 relating to these investments.
Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance disclosures regarding a public entity's reportable segments by requiring public entities, who have a single reportable segment or multiple reportable segments, to disclose significant segment expenses which are regularly provided to the chief operating decision maker ("CODM"), the title or position of the CODM, and how the CODM utilizes segment information to assess performance and allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods for fiscal years beginning after December 15, 2024, and early adoption is permitted. This standard must be applied using the retrospective transition method upon adoption. We will adopt ASU 2023-07 in our 2024 Form 10-K and interim periods thereafter. The adoption of ASU 2023-07 will require additional disclosure, as discussed above, which we do not believe will materially impact our consolidated financial statements.
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
In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules would require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules would require disclosure in the notes to the financial statements regarding the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. As published, the rules will be effective on a phased-in-timeline starting with annual periods beginning in 2025. On April 4, 2024, the SEC stayed these climate disclosure rules due to pending legal challenges and it is therefore unclear at this time when, or if, these rules will become effective.

3. Per Share Data
Basic earnings per share is computed using net income (loss) attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards as well as units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. Common shares under a forward sale agreement, if any, will be considered in our calculation for diluted earnings-per-share until settlement using the if-converted method.
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million and 1.7 million for the three months ended September 30, 2024 and 2023, respectively, and approximately 1.8 million for each of the nine months ended September 30, 2024 and 2023. These securities, which include share awards granted and units convertible into common shares, are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Earnings per common share calculation – basic
Income (loss) from continuing operations attributable to common shareholders	$(4,204)	$47,963	$122,602	$180,979
Amount allocated to participating securities	12	(61)	(221)	(318)
Net income (loss) attributable to common shareholders – basic	$(4,192)	$47,902	$122,381	$180,661

Total earnings (loss) per common share – basic	$(0.04)	$0.44	$1.13	$1.66

Weighted average number of common shares outstanding – basic	108,426	108,683	108,513	108,638

Earnings per common share calculation – diluted
Net income (loss) attributable to common shareholders – diluted	$(4,192)	$47,902	$122,381	$180,661

Total earnings (loss) per common share – diluted	$(0.04)	$0.44	$1.13	$1.66

Weighted average number of common shares outstanding – basic	108,426	108,683	108,513	108,638
Incremental shares issuable from conversion of share based awards	—	23	34	21
Weighted average number of common shares outstanding – diluted	108,426	108,706	108,547	108,659
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
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. During the nine months ended September 30, 2024, we repurchased 515,974 common shares for approximately $50.0 million, and an average price of $96.88 per share. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was approximately $450.0 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2024, we had approximately 106.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Dispositions and Impairments
Sale of Operating Property. During the nine months ended September 30, 2024, we sold one operating property comprised of 592 apartment homes located in Atlanta, Georgia for approximately $115.0 million and recognized a gain of approximately $43.8 million. During the nine months ended September 30, 2023, we sold one operating property comprised of 138 apartment homes located in Costa Mesa, California for approximately $61.1 million and recognized a gain of approximately $48.9 million. We did not sell any operating properties during the three months ended September 30, 2024 or 2023.
Impairments. The impairment associated with land development activities for the three and nine months ended September 30, 2024 of approximately $41.0 million related to land holdings for three projects we have put on hold for the foreseeable future. These impairment charges are the difference between each parcel's estimated fair value and the carrying value, which included the original purchase price and other capitalized development costs. We did not record any impairment charges for the three or nine months ended September 30, 2023.

6. Notes Payable
The following is a summary of our indebtedness:

(in millions)	September 30, 2024	December 31, 2023
Commercial banks
6.04% Term Loan, due 2026	$39.9	$39.9
6.21% Term Loan, due 2024	—	300.0
5.66% Unsecured revolving credit facility	138.0	—
	$177.9	$339.9

Senior unsecured notes
4.36% Notes, due 2024	$—	$250.0
3.68% Notes, due 2024	—	249.7
6.29% Notes, due 2026 (1)	510.1	508.6
3.74% Notes, due 2028	399.0	398.7
3.67% Notes, due 2029 (2)	596.6	596.1
2.91% Notes, due 2030	745.9	745.4
5.06% Notes, due 2034	395.1	—
3.41% Notes, due 2049	296.9	296.9
	$2,943.6	$3,045.4

Total unsecured notes payable	$3,121.5	$3,385.3

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.4	$291.3
3.87% note, due 2028	38.9	38.8
Total secured notes payable	$330.3	$330.1

Total notes payable (3)	$3,451.8	$3,715.4
(1)    Balances are increased by $12.4 million and $11.6 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of September 30, 2024 and December 31, 2023, respectively. See Note 7, "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2)     The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3) Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $7.1 million and $5.5 million as of September 30, 2024 and December 31, 2023, respectively.
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2024 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At September 30, 2024, we had outstanding letters of credit totaling approximately $27.7 million and approximately $1.0 billion available under our unsecured revolving credit facility.

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
In September 2024, we extended the maturity date of our $40.0 million unsecured floating rate term loan with an unrelated third party from September 2024 to September 2026.
In September 2024, we utilized cash on hand and our unsecured revolving credit facility to repay the principal amount of our 3.68% senior unsecured notes payable, which had a maturity date of September 15, 2024, for a total of $250.0 million, plus accrued interest.
We had outstanding floating rate debt of approximately $688.0 million and $848.5 million at September 30, 2024 and December 31, 2023, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of an interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 6.2% and 6.5% as of September 30, 2024 and December 31, 2023. respectively.
Our indebtedness had a weighted average maturity of approximately 6.5 years at September 30, 2024. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at September 30, 2024:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2024	$(0.9)	—%
2025	(3.6)	—
2026	573.0	6.2
2027	310.5	4.7
2028	529.9	3.8
Thereafter	2,042.9	3.7
Total	$3,451.8	4.2%
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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at September 30, 2024 or material cash flow hedges at December 31, 2023.
During each of the three months ended September 30, 2024 and 2023, approximately $0.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods and approximately $1.0 million was reclassified from AOCI as an increase to interest expense during each of the nine months ended September 30, 2024 and 2023.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair value of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At September 30, 2024 and December 31, 2023, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index.
Refer to Note 12, "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.

8. Share-Based Compensation and Non-Qualified Deferred Compensation Plan
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by our shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including share options, share appreciation rights, restricted share awards, share bonuses, and other share-based awards. Persons eligible to receive awards under the 2018 Share Plan include our and our subsidiaries' officers and employees, Trust Managers, and certain of our and our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized for grant under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding share options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share option or share appreciation right granted. As of September 30, 2024, there were approximately 4.3 million common shares available for grant under the 2018 Share Plan, which would result in approximately 1.2 million shares which could be granted pursuant to full value awards conversion ratios as defined under the 2018 Share Plan.
Total compensation cost for share awards charged against income was approximately $4.0 million for each of the three months ended September 30, 2024 and 2023, and approximately $11.5 million and $11.9 million for the nine months ended September 30, 2024 and 2023, respectively. Total capitalized compensation costs for share awards were approximately $1.4 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $4.1 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively.
A summary of activity under our share incentive plans for the nine months ended September 30, 2024 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2023	174,164	$126.46
Granted	272,764	96.31
Vested	(220,988)	107.44
Forfeited	(8,846)	117.24
Total nonvested share awards outstanding at September 30, 2024	217,094	$108.07
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
The weighted average fair value of share awards granted during the nine months ended September 30, 2024 and 2023 was $96.31 per share and $117.02 per share, respectively. The total fair value of shares vested was approximately $23.7 million and $24.6 million during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the unamortized value of previously issued unvested share awards was approximately $16.6 million which is expected to be amortized over the next two years.
9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Change in assets:
Other assets, net	$(25,344)	$(12,349)
Change in liabilities:
Accounts payable and accrued expenses	3,179	1,082
Accrued real estate taxes	35,388	33,245
Other liabilities	32,633	(2,152)
Other	3,000	2,451
Change in operating accounts and other	$48,856	$22,277
10. Commitments and Contingencies
Construction Contracts. As of September 30, 2024, we estimated the total additional cost to complete the five properties currently under construction to be approximately $267.0 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation has consolidated some cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee. We and our co-defendants formed a joint defense group which allows free communication and strategizing among us and our attorneys as well as allows us to combine efforts in drafting motions. In addition to those lawsuits, we and several other owners and/or operators of multifamily housing have been sued in separate actions by the Attorney General of the District of Columbia and the Attorney General of Arizona. Those lawsuits also allege collusion among the defendants to fix rents in violation of DC and Arizona law, respectively. Additionally, we were served with Civil Investigative Demands ("CIDs"), separately, by the U.S. Department of Justice ("DOJ") and the Attorney General of Texas. The CIDs are not lawsuits alleging wrongdoing but mechanisms by which the government can obtain information from companies regarding their use of the revenue management software. We have completed our compliance with the DOJ CID, and our compliance efforts with the Texas CID are ongoing. Furthermore, a federal grand jury subpoena was issued to us by the Antitrust Division of the DOJ requesting the production of information, documents, and records pertaining to our information technology infrastructure and systems, hardware, software, services, databases, and preservation of electronically stored information. We believe all of the lawsuits are without merit. We intend to vigorously defend these actions and are cooperating and responding to the Texas CID and subpoena. At this stage of the proceedings, it is not possible to predict or determine the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision on any of these matters.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2024, we had approximately $0.6 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million was non-refundable.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the nine months ended September 30, 2024. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $0.8 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $2.7 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively.
The following is a summary of our maturities of our lease liabilities as of September 30, 2024:

(in millions)
Year ended December 31,	Operating Leases
Remainder of 2024	$0.8
2025	2.4
2026	0.5
2027	0.2
2028	—
Thereafter	—
Less: discount for time value	(0.1)
Lease liability as of September 30, 2024	$3.8
Hurricane Beryl. On July 8, 2024, Hurricane Beryl impacted several of our multifamily communities in the Houston, Texas area. During the three months ended September 30, 2024, we expensed approximately $2.1 million of costs, net of anticipated insurance recoveries related to this hurricane.
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023 as income tax expense. Income taxes for the three and nine months ended September 30, 2024 primarily related to state income tax. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the nine months ended September 30, 2024.

12. Fair Value Measurements
The following disclosures present information about our fair value measurements using the inputs and fair value hierarchy discussed in Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.
Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2024				December 31, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$135.5	$—	$—	$135.5	$132.0	$—	$—	$132.0
Derivative financial instruments (fair value hedges)	$—	$12.4	$—	$12.4	$—	$11.6	$—	$11.6
Other Liabilities
Derivative financial instruments (cash flow hedges)	$—	$—	$—	$—	$—	$0.7	$—	$0.7
(1)Approximately $17.7 million and $10.9 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.
Non-Recurring Fair Value Disclosures. During the three and nine months ended September 30, 2024, we recognized an impairment of approximately $41.0 million related to three land holdings, as further disclosed in Note 5. "Dispositions and Impairments". The fair market value of the impaired land holdings totaled approximately $46.7 million, which was determined using Level 3 inputs primarily based on broker opinions. We did not have any non-recurring fair value measurements during the year ended December 31, 2023.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,763.8	$2,606.9	$2,866.9	$2,651.6
Floating rate notes payable (1)	688.0	706.9	848.5	864.9
(1) Includes the senior unsecured notes payable due in 2026 at September 30, 2024 and December 31, 2023. At September 30, 2024, also includes balances outstanding under our unsecured revolving credit facility.

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

Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of September 30, 2024, we owned interests in, operated, or were developing 177 multifamily properties comprised of 59,996 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
During the three and nine months ended September 30, 2024, our results reflect an increase in same store revenues of approximately 0.6% and 1.5%, respectively, as compared to the same periods in 2023. The increases were in part due to higher average rental rates, which we believe were primarily attributable to job growth, favorable demographics with a higher propensity to rent versus buy, and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate continue to be elevated for the remainder of 2024 and into 2025, but should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income (loss) attributable to common shareholders was $(4.2) million and $48.0 million for the three months ended September 30, 2024 and 2023, respectively, and was $122.6 million and $181.0 million for the nine months ended September 30, 2024 and 2023, respectively. The $52.2 million and $58.4 million decreases during the three and nine months ended September 30, 2024 as compared to the same periods in 2023, were primarily due to recognizing a $41.0 million impairment associated with land development activities. The decrease during the nine months ended September 30, 2024, was also due to recognizing a higher gain on sale of one operating property in 2023 of $48.9 million as compared to recognizing a gain on sale of one operating property in 2024 of $43.8 million. See further discussion of our 2024 operations as compared to 2023 in "Results of Operations," below.
Construction and Development Activity
At September 30, 2024, we had a total of five properties under construction comprising 1,746 apartment homes. As of September 30, 2024, we estimated the total additional cost to complete the construction of these five properties is approximately $267.0 million.
We stopped development activities for the foreseeable future on four of our developments in the third quarter of 2024 and recorded approximately $41.0 million of impairment charges on three of these land parcels. We review our long-lived assets on an annual basis or whenever events or circumstances indicated the carrying amount of an asset may not be recoverable and our impairment evaluations take into consideration the current and anticipated economic climate. We currently have three other land parcels held for future development we plan to develop. However, the commencement of future developments may be impacted by macroeconomic issues, multifamily market conditions, and other factors. We will continue to evaluate future development starts based on market, economic, and capital market conditions. However, there can be no assurance we will not have impairments charges in the future.
Disposition
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
On July 8, 2024, Hurricane Beryl impacted several of our multifamily communities in the Houston, Texas area. During the three and nine months ended September 30, 2024, we expensed approximately $2.1 million of costs, net of anticipated insurance recoveries related to this hurricane.

In September 2024, we extended the maturity date of our $40.0 million unsecured floating rate term loan with an unrelated third party from September 2024 to September 2026.
In September 2024, we utilized cash on hand and our unsecured revolving credit facility to repay the principal amount of our 3.68% senior unsecured notes payable, which had a maturity date of September 15, 2024, for a total of $250.0 million, plus accrued interest.
During the nine months ended September 30, 2024, we repurchased 515,974 common shares for approximately $50.0 million at an average price of $96.88 per share. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was approximately $450.0 million.
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
As of September 30, 2024, we had approximately $1.0 billion available under our $1.2 billion unsecured revolving credit facility and do not have any debt maturing until April 2026. As of September 30, 2024, and through the date of this filing, we also had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2023 ATM program. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2024		December 31, 2023
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,343	27	9,154	26
Dallas/Fort Worth, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,192	17
Phoenix, Arizona	4,426	14	4,426	14
Atlanta, Georgia	4,270	14	4,862	15
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Charlotte, North Carolina	3,510	15	3,491	15
Raleigh, North Carolina	3,252	9	3,252	9
Tampa/St. Petersburg, Florida	3,104	8	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,811	5	1,811	5
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,250	172	58,634	172

	September 30, 2024		December 31, 2023
	Number of Homes	Properties	Number of Homes	Properties
Properties Under Construction
Raleigh, North Carolina	789	2	789	2
Charlotte, North Carolina	769	2	—	—
Houston, Texas	188	1	377	2
Total Properties Under Construction	1,746	5	1,166	4
Total Properties	59,996	177	59,800	176
Completed Construction in Lease- Up
At September 30, 2024, there was one completed operating property in lease up as follows:

($ in millions) Property and Location	Number of Homes	Cost Incurred (1)	% Leased at 10/30/2024	Date of Construction Completion	Estimated Date of Stabilization
Operating Property
Camden Woodmill Creek
Spring, TX	189	$71.6	79%	2Q24	2Q25
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at September 30, 2024 includes approximately $418.2 million related to properties under development and land. Of this amount, approximately $230.9 million related to our properties currently under construction. In addition, we had approximately $187.3 million primarily invested in land held for future development and land holdings, which included approximately $129.5 million related to land held for future development and $57.8 million invested in land which we may develop in the future.
Properties Under Construction. At September 30, 2024, we had five properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden Durham (1)
Durham, NC	420	$145.0	$144.0	$23.5	4Q24	4Q25
Camden Long Meadow Farms (2)
Richmond, TX	188	75.0	72.6	16.0	4Q24	3Q25
Camden Village District
Raleigh, NC	369	138.0	111.5	111.5	4Q25	2Q27
Camden South Charlotte
Charlotte, NC	420	163.0	47.1	47.1	2Q27	4Q28
Camden Blakeney
Charlotte, NC	349	154.0	32.8	32.8	3Q27	3Q28
Total	1,746	$675.0	$408.0	$230.9
(1) Property in lease-up and was 74% leased at October 30, 2024.
(2) Property in lease-up and was 46% leased at October 30, 2024.

Development Pipeline Communities. At September 30, 2024, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Baker
Denver, CO	434	$195.0	$35.6
Camden Nations
Nashville, TN	393	178.0	42.0
Camden Gulch
Nashville, TN	498	300.0	51.9
Total	1,325	$673.0	$129.5
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
Land Holdings. At September 30, 2024, we also had four undeveloped land tracts with a valuation of approximately $57.8 million.
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
Reconciliations of net income to NOI for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(2,338)	$49,819	$128,231	$186,378
Less: Fee and asset management income	(1,707)	(1,077)	(5,597)	(2,373)
Less: Interest and other income	(1,076)	(64)	(4,442)	(557)
Less: Income/(loss) on deferred compensation plans	(8,248)	3,339	(15,140)	(5,417)
Plus: Property management expense	9,817	7,891	29,057	24,939
Plus: Fee and asset management expense	623	444	1,541	1,277
Plus: General and administrative expense	18,845	15,543	53,692	46,762
Plus: Interest expense	32,486	33,006	97,250	99,427
Plus: Depreciation and amortization expense	145,844	144,359	436,540	429,857
Plus: Expense/(benefit) on deferred compensation plans	8,248	(3,339)	15,140	5,417
Plus: Impairment associated with land development activities	40,988	—	40,988	—
Plus: Loss on early retirement of debt	—	—	921	2,513
Less: Gain on sale of operating property	—	—	(43,806)	(48,919)
Plus: Income tax expense	390	752	2,354	2,753
Property net operating income	$243,872	$250,673	$736,729	$742,057

Property NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and nine months ended September 30, 2024 as compared to the same periods in 2023:

($ in thousands)	Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2024	2024	2023	$	%	2024	2023	$	%
Property revenues:
Same store communities	55,866	$367,488	$365,148	$2,340	0.6%	$1,098,390	$1,081,992	$16,398	1.5%
Non-same store communities	2,195	14,324	13,204	1,120	8.5	42,506	35,662	6,844	19.2
Development and lease-up communities	1,935	2,787	6	2,781	*	4,747	6	4,741	*
Dispositions/Other	—	2,633	12,420	(9,787)	(78.8)	11,880	36,780	(24,900)	(67.7)
Total property revenues	59,996	$387,232	$390,778	$(3,546)	(0.9)%	$1,157,523	$1,154,440	$3,083	0.3%
Property expenses:
Same store communities	55,866	$132,898	$130,500	$2,398	1.8%	$393,685	$384,516	$9,169	2.4%
Non-same store communities	2,195	5,271	5,047	224	4.4	15,375	14,211	1,164	8.2
Development and lease-up communities	1,935	1,313	18	1,295	*	2,822	25	2,797	*
Dispositions/Other	—	3,878	4,540	(662)	(14.6)	8,912	13,631	(4,719)	(34.6)
Total property expenses	59,996	$143,360	$140,105	$3,255	2.3%	$420,794	$412,383	$8,411	2.0%
Property NOI:
Same store communities	55,866	$234,590	$234,648	$(58)	—%	$704,705	$697,476	$7,229	1.0%
Non-same store communities	2,195	9,053	8,157	896	11.0	27,131	21,451	5,680	26.5
Development and lease-up communities	1,935	1,474	(12)	1,486	*	1,925	(19)	1,944	*
Dispositions/Other	—	(1,245)	7,880	(9,125)	(115.8)	2,968	23,149	(20,181)	(87.2)
Total property NOI	59,996	$243,872	$250,673	$(6,801)	(2.7)%	$736,729	$742,057	$(5,328)	(0.7)%
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
Same Store Analysis
Same store property NOI decreased approximately $0.1 million and increased approximately $7.2 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.
The $0.1 million decrease in same store property NOI for the three months ended September 30, 2024 was primarily due to an increase in same store property expenses of approximately $2.4 million which was offset by an increase of approximately $2.3 million in same store property revenues as compared to the same period in 2023.
The $2.3 million increase in same store property revenues during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an approximate $0.8 million increase in average rental rates and lower uncollectible revenues of approximately $1.6 million, partially offset by $0.6 million of lower miscellaneous fee income. The increase was also due to approximately $0.5 million of higher income from our utility rebilling and ancillary income programs.
The $2.4 million increase in same store property expenses during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to higher utilities expense of approximately $1.9 million, higher salaries and benefits of approximately $1.8 million, higher repairs and maintenance expense of approximately $1.3 million, and higher marketing, leasing, and other expenses of approximately $0.6 million. These increases were partially offset by lower insurance expense of approximately $1.9 million and lower real estate taxes of approximately $1.3 million primarily due to higher refunds received.

The $7.2 million increase in same store property NOI for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to an increase of approximately $16.4 million in same store property revenues which was partially offset by an increase in same store property expenses of approximately $9.2 million as compared to the same period in 2023.
The $16.4 million increase in same store property revenues during the nine months ended September 30, 2024 as compared to the same period in 2023, was primarily due to an approximate $7.5 million increase in rental revenues due in part to higher average rental rates, and approximately $7.3 million of lower uncollectible revenue. The increase was also due to $1.6 million of higher income from our utility rebilling and ancillary income programs.
The $9.2 million increase in same store property expenses during the nine months ended September 30, 2024 as compared to the same period in 2023, was primarily due to higher salaries and benefits of approximately $5.0 million, higher utilities expense of approximately $3.9 million, higher repairs and maintenance expense of approximately $2.4 million, higher marketing, leasing, and other expenses of approximately $2.0 million, and higher property general and administrative expenses of approximately $0.6 million. These increases were partially offset by lower insurance expenses of approximately $3.5 million and lower real estate taxes of approximately $1.2 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $2.4 million and $7.6 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were due to increases from non-same store communities of approximately $0.9 million and $5.7 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, and increases from development and lease-up communities of $1.5 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases in property NOI from our non-same store communities were primarily due to the stabilization of two operating properties in 2023 and one operating property in 2024. The increases in property NOI from our development and lease-up communities were primarily due to the timing of lease-up of two operating properties under development and one development community under lease-up, which completed construction during the second quarter of 2024.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended September 30, 2024 as compared to 2023	For the nine months ended September 30, 2024 as compared to 2023

Property Revenues:
Revenues from non-same store stabilized properties	$1.1	$6.8
Revenues from development and lease-up properties	2.8	4.7
Other non same-store	—	0.1
	$3.9	$11.6
Property Expenses:
Expenses from non-same store stabilized properties	$0.1	$1.1
Expenses from development and lease-up properties	1.3	2.8
Other non same-store	0.1	0.1
	$1.5	$4.0
Property NOI:
NOI from non-same store stabilized properties	$1.0	$5.7
NOI from development and lease-up properties	1.5	1.9
Other non same-store	(0.1)	—
	$2.4	$7.6
Dispositions/Other Property Analysis
Dispositions/Other property NOI decreased approximately $9.1 million and $20.2 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The decreases were comprised of lower NOI related to dispositions of approximately $6.0 million and $18.4 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The decreases in NOI related to dispositions were due to the dispositions of one operating property in each of June 2023, December 2023, and February 2024. The decreases were also due to lower other property NOI of approximately $3.1 million and $1.8 million for the three and nine months ended September 30,

2024, respectively, as compared to the same periods in 2023. The $3.1 million lower other property NOI was primarily due to recognizing higher storm-related expenses of approximately $2.1 million during the three months ended September 30, 2024 as compared to the same period in 2023, and recognizing approximately $1.0 million of higher revenues related to business interruption proceeds during the three months ended September 30, 2023. The $1.8 million lower other property NOI for the nine months ended September 30, 2024 was primarily due to higher storm-related expenses of approximately $3.3 million, partially offset by approximately $1.1 million of higher revenues related to business interruption insurance proceeds for the nine months ended September 30, 2024 as compared to the same period in 2023.
Non-Property Income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Fee and asset management	$1,707	$1,077	$630	58.5%	$5,597	$2,373	$3,224	*
Interest and other income	1,076	64	1,012	*	4,442	557	3,885	*
Income/(loss) on deferred compensation plans	8,248	(3,339)	11,587	*	15,140	5,417	9,723	*
Total non-property income/(loss)	$11,031	$(2,198)	$13,229	(601.9)%	$25,179	$8,347	$16,832	201.7%
*    Not a meaningful percentage.
Fee and asset management income from construction and development activities at our third-party construction projects, increased approximately $0.6 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were related to higher fees earned on third-party construction projects due to higher activity during the three and nine months ended September 30, 2024 as compared to the same periods in 2023.
Interest and other income increased approximately $1.0 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to higher investment interest income earned due to having higher average cash balances during the three and nine months ended September 30, 2024 as compared to the same periods in 2023.
Our deferred compensation plans recognized income of approximately $8.2 million and $15.1 million during the three and nine months ended September 30, 2024, respectively, as compared to incurring a loss of approximately $3.3 million during the three months ended September 30, 2023 and recognizing income of approximately $5.4 million during the nine months ended September 30, 2023. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Property management	$9,817	$7,891	$1,926	24.4%	$29,057	$24,939	$4,118	16.5%
Fee and asset management	623	444	179	40.3	1,541	1,277	264	20.7
General and administrative	18,845	15,543	3,302	21.2	53,692	46,762	6,930	14.8
Interest	32,486	33,006	(520)	(1.6)	97,250	99,427	(2,177)	(2.2)
Depreciation and amortization	145,844	144,359	1,485	1.0	436,540	429,857	6,683	1.6
Expense/(benefit) on deferred compensation plans	8,248	(3,339)	11,587	*	15,140	5,417	9,723	*
Total other expenses	$215,863	$197,904	$17,959	9.1%	$633,220	$607,679	$25,541	4.2%
*    Not a meaningful percentage.
    Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $1.9 million and $4.1 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily related to higher salaries, benefits, and incentive compensation costs, and higher advocacy contributions. Property management expenses were approximately 2.5% and 2.0% of total property revenues for the three months ended September 30, 2024 and 2023, respectively, and were 2.5% and 2.2% for the nine months ended September 30, 2024 and 2023, respectively.
General and administrative expense increased approximately $3.3 million and $6.9 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily related to higher salaries, benefits, and incentive compensation costs, higher legal expenses, and higher abandoned acquisition and development pursuit costs. Excluding income on deferred compensation plans, general and administrative expenses were approximately 4.8% and 4.0% of total revenues for the three months ended September 30, 2024 and 2023, respectively, and were 4.6% and 4.0% of total revenues for the nine months ended September 30, 2024 and 2023, respectively.
Interest expense decreased approximately $0.5 million and $2.2 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The decreases were primarily due to the repayments of a $300 million, 6.21% unsecured term loan and a $250.0 million, 4.36% senior unsecured notes payable in January 2024, the repayment of a $250 million, 3.68% senior unsecured notes payable in in September 2024, and lower interest expense recognized on our unsecured revolving credit facility resulting from lower average balances outstanding during the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The decreases were partially offset by increases in interest expense due to the issuance of $500 million senior unsecured notes in November 2023, the issuance of $400 million senior unsecured notes in January 2024 and slight decreases in capitalized interest expense primarily due to having lower average balances in assets under construction during the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The decrease in interest expense during the nine months ended September 30, 2024, was also due to the early retirement of $185.3 million of secured variable rate notes in May 2023 and the repayment of a $250 million, 5.07% senior unsecured notes payable in June 2023.
Depreciation and amortization expense increased approximately $1.5 million and $6.7 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to higher depreciation related to the completion of apartment homes in our development pipeline and the completion of capitalized improvements during 2023 and 2024. The increases were partially offset by the disposition of one operating property in each of December 2023 and February 2024.
Our deferred compensation plans incurred an expense of approximately $8.2 million and $15.1 million for the three and nine months ended September 30, 2024, respectively, as compared to recognizing a benefit of approximately $3.3 million during the three months ended September 30, 2023 and incurring an expense of approximately $5.4 million during the nine months ended September 30, 2023. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income/(loss) section above.
Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2024	2023	$	%	2024	2023	$	%
Impairment associated with land development activities	$(40,988)	$—	$(40,988)	*	$(40,988)	$—	$(40,988)	*
Loss on early retirement of debt	$—	$—	$—	—%	$(921)	$(2,513)	$1,592	(63.4)%
Gain on sale of operating property	$—	$—	$—	—%	$43,806	$48,919	$(5,113)	(10.5)%
Income tax expense	$(390)	$(752)	$362	(48.1)%	$(2,354)	$(2,753)	$399	(14.5)%
*    Not a meaningful percentage.
The impairment expense associated with land development activities for the three and nine months ended September 30, 2024, of approximately $41.0 million related to three projects we have put on hold for the foreseeable future. These impairment charges represent the difference between each parcel's estimated fair value and the carrying value, which included the original purchase price and other capitalized development costs.
The $0.9 million loss on early retirement of debt for the nine months ended September 30, 2024 was due to the write-off of unamortized loan costs related to the early retirement of our $300 million unsecured term loan which was scheduled to mature in August 2024. The $2.5 million loss on early retirement of debt during the nine months ended September 30, 2023 was due to the early repayment of our $185.2 million secured variable rate notes due in 2024 and 2026, and consisted of approximately $1.7 million of prepayment penalties and fees and approximately $0.8 million of unamortized fair value adjustments.
The $43.8 million gain on sale during the nine months ended September 30, 2024 was due to the disposition of one operating property located in Atlanta, Georgia in February 2024. The $48.9 million gain on the sale during the nine months ended September 30, 2023, was due to the disposition of one operating property located in Costa Mesa, California in June 2023.
Income tax expense decreased approximately $0.4 million for each of the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The decreases were primarily due to lower state and franchise income taxes relating to recent tax legislation changes in certain state jurisdictions, offset by an increase in taxable income due to higher third-party construction activities within a taxable REIT subsidiary.

Funds from Operations ("FFO"), Core FFO, and Core Adjusted FFO ("Core AFFO")
Management considers FFO, Core FFO, and Core AFFO to be appropriate supplementary measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and adjustments for unconsolidated joint ventures to reflect FFO on the same basis. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains and losses on dispositions of real estate, impairment write-downs of certain real estate assets, and depreciation, FFO can assist in the comparison of the operating performance of a company's real estate investments between periods or to different companies.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Funds from operations
Net income (loss) attributable to common shareholders	$(4,204)	$47,963	$122,602	$180,979
Real estate depreciation and amortization	142,853	141,362	427,595	420,762
Impairment associated with land development activities	40,988	—	40,988	—
Gain on sale of operating property	—	—	(43,806)	(48,919)
Income allocated to non-controlling interests	1,866	1,856	5,629	5,399
Funds from operations	$181,503	$191,181	$553,008	$558,221
Casualty-related expenses, net of (recoveries)	2,833	(436)	2,769	503
Severance	—	—	506	—

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Legal costs and settlements, net of recoveries	1,301	—	3,267	84
Loss on early retirement of debt	—	—	921	2,513
Expensed development and other pursuit costs	833	—	1,493	471
Advocacy contributions	1,653	—	1,653	—
Miscellaneous (income)/expense (1)	—	—	—	(364)
Core funds from operations	$188,123	$190,745	$563,617	$561,428

Less: recurring capitalized expenditures	(25,676)	(26,554)	(77,296)	(65,167)
Core adjusted funds from operations	$162,447	$164,191	$486,321	$496,261

Weighted average shares – basic	108,426	108,683	108,513	108,638
Incremental shares issuable from assumed conversion of:
Share based awards	62	23	34	21
Common units	1,594	1,595	1,594	1,596
Weighted average shares – diluted	110,082	110,301	110,141	110,255
(1) Activity during the nine months ended September 30, 2023 relates to proceeds from an earn-out from a previously sold technology investment.

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.9 for each of the three months ended September 30, 2024 and 2023, and 6.9 and 6.8 for the nine months ended September 30, 2024 and 2023, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 89.9% of our properties were unencumbered at both September 30, 2024 and 2023. Our weighted average maturity of debt was approximately 6.5 years at September 30, 2024.
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
Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2024 as compared to the same period in 2023.
Net cash from operating activities was approximately $622.5 million during the nine months ended September 30, 2024 as compared to approximately $603.0 million for the same period in 2023. The increase was primarily due to a higher prepayment of rental income received from our residents, the growth attributable to our same store and non-same store communities, and lower interest payments on our secured and unsecured debt, partially offset by a decrease in cash from property operations due to the sale of two operating properties in 2023 and one operating property in 2024. See further discussion of our 2024 operations as compared to 2023 in "Results of Operations."
Net cash used in investing activities during the nine months ended September 30, 2024 totaled approximately $196.0 million as compared to $240.7 million during the same period in 2023. Cash outflows during the nine months ended September 30, 2024 primarily related to amounts paid for property development and capital improvements of approximately $306.6 million, partially offset by net proceeds from the sale of one operating property of approximately $114.5 million. Cash outflows during the nine months ended September 30, 2023 primarily related to amounts paid for property development and capital improvements of approximately $294.3 million, partially offset by net proceeds from the sale of one operating property of approximately $60.4 million. The increase in property development and capital improvements for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to higher capital improvements and repositions expenditures in 2024 as compared to 2023. The property development and capital improvements during the nine months ended September 30, 2024 and 2023, included the following:

	Nine Months Ended September 30,
(in millions)	2024	2023
Expenditures for new development, including land	$129.7	$127.4
Capital expenditures	82.0	75.2
Reposition expenditures	70.1	64.1
Direct real estate taxes and capitalized interest and other indirect costs	24.8	27.6
Total	$306.6	$294.3

Net cash used in financing activities totaled approximately $652.2 million for the nine months ended September 30, 2024 as compared to approximately $356.8 million during the same period in 2023. Cash outflows during the nine months ended September 30, 2024 primarily related to the repayment of our $250 million senior unsecured notes in September 2024 and the repayment of our $300 million unsecured term loan and the $250 million senior unsecured notes in January 2024. Cash outflows also related to $337.5 million used for distributions to common shareholders and non-controlling interest holders, and $50.0 million used for common share repurchases. These outflows were partially offset by net proceeds of approximately $396.0 million from the issuance of $400.0 million senior unsecured notes in January 2024, and net proceeds of $138.0 million of borrowings from our unsecured revolving credit facility. Cash outflows during the nine months ended September 30, 2023 primarily related to the repayment of $250 million senior unsecured notes and $187.7 million secured variable rate notes, which includes prepayment penalties and fees, and $324.4 million used for distributions to common shareholders and non-controlling interest holders. These outflows were partially offset by net proceeds of $405.0 million of borrowings from our unsecured revolving credit facility.
Financial Flexibility
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rates on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2024 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At September 30, 2024, we had outstanding letters of credit totaling approximately $27.7 million and approximately $1.0 billion available under our unsecured revolving credit facility.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. As of the date of this filing, we did not have any debt maturing during the remainder of 2024 through April 2026. See Note 6, "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
As of September 30, 2024, we estimated the additional cost to complete the construction of five properties to be approximately $267.0 million. Of this amount, we expect to incur costs between approximately $23 million and $33 million during the remainder of 2024 and to incur the remaining costs during 2025 through 2027. Additionally, we expect to incur costs between approximately $20 million and $24 million of reposition, redevelopment, repurpose, and revenue enhancing expenditures and between approximately $28 million and $36 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In September 2024, our Board of Trust Managers declared a quarterly dividend of $1.03 per common share to our common shareholders of record as of September 30, 2024. The quarterly dividend was subsequently paid on October 17, 2024, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2024, our annualized dividend rate would be $4.12 per share or unit.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended September 30, 2024.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

10.1	Separation and Release Agreement, dated as of October 1, 2024, between Camden Property Trust and William W. Sengelmann (incorporated by reference to Exhibit 99.1 to Form 8-K Filed on October 1, 2024)

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 1, 2024

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 1, 2024

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	November 1, 2024
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer