Form 10-K
period 2024-12-31
CAMDEN PROPERTY TRUST
filed 2025-02-20
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $11,569,433,678 based on a June 28, 2024 share price of $109.11.
On February 13, 2025, 106,757,212 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 9, 2025 are incorporated by reference in Part III. The registrant’s definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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
Our website is located at www.camdenliving.com and we make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). We also make available free of charge on our website our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit; Compensation; and Nominating, Corporate Governance and Sustainability Committees. Copies are also available, without charge, from Investor Relations, 11 Greenway Plaza, Suite 2400, Houston, Texas 77046. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on or available through our website and therefore such information should not be considered part of this report.
Our annual, quarterly and current reports, proxy statements, and other information are electronically filed with the SEC. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.
Narrative Description of Business
As of December 31, 2024, we owned interests in, operated, or were developing 177 multifamily properties comprised of 59,996 apartment homes across the United States. Of the 177 properties, three properties were under construction and will consist of a total of 1,138 apartment homes when completed. We also own land holdings which we may develop into communities in the future.
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
Subject to market conditions, we intend to continue to seek opportunities to acquire operating communities, develop new communities, and to redevelop and reposition existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
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
Human Capital Management
Purpose and Culture. We strive to differentiate ourselves by our culture and talent. How we manage our human capital is critical to how we deliver on our strategy and create sustained growth and value for our shareholders. We strive to improve the lives of our team members, customers, and shareholders one experience at a time. We recognize a great culture is foundational to the success of this vision. Key components in managing our human capital are listed below.
Camden's Values. We care deeply about our team members, our residents, and the local communities in which we live, work, and play. We are committed to maintaining a high-trust work environment which attracts, retains, and rewards the best and brightest people. We believe our workplace reflects Camden’s nine core values: Customer Focused; People Driven; Team Players; Lead by Example; Results Oriented; Work Smart; Always Do the Right Thing; Act with Integrity; and Have Fun. We believe these values cultivate an environment of respect, fairness, diversity, and fun for all.
A Great Place to Work. In addition to our core values, we are committed to creating a great working environment that fosters all team members' well-being, health, and happiness. We believe our team members are given meaningful opportunities to provide feedback and effect change. We are proud of our culture and the recognition we have received as a great place to work, including being recognized nationally as one of the 100 Best Companies to Work For® by FORTUNE magazine for 17 consecutive years, most recently ranking #24.
Compensation and Benefits. We provide high-quality health benefits and compensation to competitively compensate all team members for their contributions to Camden. We have formal programs intended to positively impact team members such as healthcare, rent discounts, education allowances, and scholarships for children of our employees.
Training and Development. Our mission, vision, and values are also incorporated into our employee training and development programs. One of our most cherished mantras is "Never Stop Learning." We encourage team members to discover their individual strengths and cultivate new interests. We offer tuition assistance to team members working to earn industry designations from various organizations. We also support team members who want to continue their education at an accredited educational institution through our Education Assistance Program. In addition to these programs, we also help employees improve their personal and professional lives through training, coaching, and mentoring. CamdenU, our in-house learning center, is available to all employees and offers courses in subjects related to leadership, management, and operations. In addition to formal training, Camden’s mentoring program supports its newest employees by pairing them with experienced employees to facilitate their on-boarding process and immerse them in Camden’s culture.
At December 31, 2024, we had approximately 1,660 employees including executive, community, and administrative personnel. Camden embraces all team members as full and valued members of the organization.

Qualification as a Real Estate Investment Trust
As of December 31, 2024, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, with the exception of our taxable REIT subsidiaries, we will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
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
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land and may in the future acquire additional land in our development pipeline at a cost we may not be able to fully recover or at a cost which may preclude us from developing a profitable multifamily community. Under current market conditions, in 2024 we recorded impairment charges on three parcels of land. If there are subsequent changes in the fair market value of our land holdings and the resulting value is less than the carrying basis of our land holdings reflected in our financial statements, we may be required to take future impairment charges which would reduce our net income.
Risks Associated with Our Operations
Development, repositions, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, reposition, redevelop, and construct multifamily apartment communities for our portfolio. In 2025, we expect to incur costs between approximately $135 million and $155 million related to the construction of three projects. Additionally, during 2025, we expect to incur costs between approximately $100 million and $110 million related to the start of new development activities, between approximately $96 million and $100 million related to repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $108 million and $112 million of additional recurring capital expenditures. Our development, reposition, redevelopment, and other construction activities may also be exposed to a number of risks which may delay timely completion, increase our construction costs, and/or decrease our profitability, including the following:
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
As of December 31, 2024, we had outstanding debt of approximately $3.5 billion. This indebtedness could have adverse consequences including but not limited to, the following:
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
Fitch, Moody's, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us ratings of A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, on our senior unsecured debt as of December 31, 2024. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
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
The form, timing, and amount of dividend distributions are declared at the discretion of our Board of Trust Managers and depend on actual cash from operations, our financial condition, expected future capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors as the Board of Trust Managers may consider relevant. The Board of Trust Managers may also modify the form, timing, and amount of dividends in the future.
General Risk Factors
Litigation risks could affect our business.
As an owner, manager, and developer of multifamily properties, we may incur liability based on various conditions at our properties and the buildings thereon, and we also have become and in the future may become involved in legal proceedings, including consumer, employment, tort, antitrust, or commercial litigation, which if decided adversely to or settled by us, and not adequately covered by insurance, could result in liabilities which are material to our financial condition or results of operations.
Damage from catastrophic weather and other natural events could result in losses.
A certain number of our properties are located in areas which have experienced and may in the future experience catastrophic weather and other natural events from time-to-time, including fires, snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding, or other environmental events. These adverse weather or natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, anticipated future revenue from the property, and could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business, financial condition and results of operations.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Addressing cybersecurity risks is a priority for us. We have in place systems of internal controls as well as business continuity and disaster recovery plans, and we regularly perform assessments of these systems and plans to address cybersecurity and technology. Our cybersecurity program has been developed based on industry standards set by the National Institute of Standards and Technology ("NIST") and includes a comprehensive set of security policies and procedures which guide our protection strategy against threats by utilizing the following measures: identifying critical assets and high-risk threats; implementing cybersecurity detection, controls, and remediation practices; implementing a third-party risk management program to evaluate our cyber position; and, evaluating our cybersecurity program effectiveness by auditing risk and performing both internal and external testing.
In addition to a dedicated information technology cybersecurity team monitoring our daily operations, we annually assess our cybersecurity program against the NIST framework and engage outside security firms to conduct penetration tests and assist with monitoring of daily operations. We require annual cybersecurity awareness training for all of our employees to aid in promptly identifying and reporting potential or actual issues. Additionally, our dedicated information technology cybersecurity team undertakes regular robust cybersecurity training to increase cybersecurity awareness, internal expertise, and readiness efforts. We install and regularly update antivirus software on all Company managed systems and workstations in an effort to detect and prevent malicious code. We conduct ongoing security breach and phishing simulations to raise awareness of various critical security threats. Periodically, we run tabletop exercises involving members of the Company's management team intended to simulate a response to a cybersecurity incident and use the findings to improve our policies and procedures. In addition to these procedures we have in place, we also maintain cybersecurity insurance to cover certain losses and damages caused by a cybersecurity incident. All third-party service providers or vendors utilized as part of the Company’s cybersecurity framework are required to comply with our policies regarding non-public personal information and information security.
Our cybersecurity program is led by our Senior Vice President - Strategic Services and Chief Information Officer ("CIO") and our Chief Information Security Officer ("CISO"). Our CIO also serves as the Chair of our Cybersecurity Executive Oversight Committee ("CEOC"), comprised of our CISO and other senior executives representing various teams and functions of the Company including legal, finance, accounting, investor relations, and operations. The CEOC supports efforts to evaluate the materiality of any incidents, determines whether notice to third parties such as residents or vendors is required, and determines whether any disclosures to stakeholders are required. The CEOC is also responsible for ensuring the Company's management and Board of Trust Managers ("Board") are fully aware of key activities and events associated with our cybersecurity program on an ongoing basis.

Our entire Board is actively involved in overseeing risk management and the Audit Committee Charter tasks the Audit Committee with providing oversight of management's guidelines and policies to govern the process by which risk assessments and risks are managed, including the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee also discusses with management the processes undertaken to evaluate our systems of disclosure controls and procedures, including those relating to cybersecurity risk management. Our CIO reports quarterly to the Audit Committee and Board regarding cybersecurity matters, which includes emerging cybersecurity threats and the risk landscape as well as updates on our cybersecurity program and related readiness, resiliency, and response efforts.
Like other businesses, we have been, and expect to continue to be, subject to attempts on unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks, and intrusions and other events of varying degrees. To date, we have not experienced a material cybersecurity incident nor are we aware of any of our third-party outside service providers experiencing such an incident.
For a discussion on certain of the Company’s cybersecurity-related risks, see Item 1A under the heading “Risk Factors-Risks Associated with Our Operations - A cybersecurity incident and other technology disruptions could negatively impact our business.”
Item 2. Properties
The Properties
Our properties typically consist of mid-rise buildings or two and three-story buildings in a landscaped setting, as well as high-rise buildings, and provide residents with a variety of amenities common to multifamily rental properties.
Operating Properties
The 174 operating properties in which we owned interests and operated at December 31, 2024 averaged 965 square feet of living area per apartment home. For the year ended December 31, 2024, no single operating property accounted for greater than 1.3% of our total revenues. Our stabilized operating properties had a weighted average occupancy rate of approximately 95% for each of the years ended December 31, 2024 and 2023, an average monthly rental rate per apartment home of $1,997 and $1,981 for the same periods, respectively and our average resident lease terms are approximately fourteen months. Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2020-2024	13
2015-2019	29
2010-2014	17
2005-2009	33
2000-2004	39
Prior to 2000	43

Property Table

The following table sets forth information with respect to our 174 operating properties at December 31, 2024:

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2024 Average Occupancy (1)	2024 Average Monthly Rental Rate per Apartment (2)
ARIZONA
Phoenix/Scottsdale
Camden Chandler	2016	1,146	380	95.7%	$1,947
Camden Copper Square	2000	786	332	94.2	1,664
Camden Foothills	2014	1,032	220	96.0	2,156
Camden Legacy	1996	1,067	428	95.5	2,031
Camden Montierra	1999	1,071	249	94.6	1,973
Camden North End	2019	921	441	95.2	2,022
Camden North End II	2021	885	343	95.0	2,051
Camden Old Town Scottsdale	2016	892	316	95.2	2,258
Camden Pecos Ranch	2001	949	272	94.6	1,699
Camden San Marcos	1995	984	320	94.5	1,893
Camden San Paloma	1993/1994	1,042	324	94.7	2,026
Camden Sotelo	2008/2012	1,303	170	93.8	2,033
Camden Tempe	2015	1,043	234	94.3	1,947
Camden Tempe II	2023	981	397	93.1	1,909
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	2001	1,009	380	95.8	2,764
Camden Glendale	2015	893	307	96.3	2,859
Camden Harbor View	2004/2016	981	547	89.6	2,950
Camden Main and Jamboree	2008	1,011	290	96.3	2,723
The Camden	2016	767	287	92.3	2,997
San Diego/Inland Empire
Camden Hillcrest	2021	1,223	132	93.7	3,665
Camden Landmark	2006	982	469	95.8	2,269
Camden Old Creek	2007	1,037	350	97.2	2,953
Camden Sierra at Otay Ranch	2003	962	422	95.8	2,860
Camden Tuscany	2003	895	160	95.4	3,241
Camden Vineyards	2002	1,053	264	95.0	2,509
COLORADO
Denver
Camden Belleview Station	2009	888	270	96.4	1,967
Camden Caley	2000	921	218	96.8	1,974
Camden Denver West	1997	1,015	320	96.6	2,318
Camden Flatirons	2015	960	424	96.8	2,074
Camden Highlands Ridge	1996	1,149	342	96.2	2,348
Camden Interlocken	1999	1,002	340	96.4	2,130
Camden Lakeway	1997	929	459	96.2	2,089
Camden Lincoln Station	2017	844	267	96.3	1,907

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2024 Average Occupancy (1)	2024 Average Monthly Rental Rate per Apartment (2)
Camden RiNo	2020	828	233	95.1%	$2,244
WASHINGTON DC METRO
Camden Ashburn Farm	2000	1,062	162	98.0	2,204
Camden College Park	2008	942	509	96.3	1,920
Camden Dulles Station	2009	977	382	97.5	2,302
Camden Fair Lakes	1999	1,056	530	97.1	2,325
Camden Fairfax Corner	2006	934	489	96.9	2,314
Camden Fallsgrove	2004	996	268	96.5	2,227
Camden Grand Parc	2002	672	105	94.9	2,820
Camden Lansdowne	2002	1,006	690	97.2	2,234
Camden Monument Place	2007	856	368	97.7	2,085
Camden NoMa	2014	769	321	95.8	2,319
Camden NoMa II	2017	759	405	96.3	2,387
Camden Potomac Yard	2008	832	378	96.8	2,377
Camden Roosevelt	2003	856	198	96.6	3,242
Camden Shady Grove	2018	877	457	96.5	2,113
Camden Silo Creek	2004	975	284	97.5	2,221
Camden South Capitol	2013	821	281	94.7	2,466
Camden Washingtonian	2018	870	365	96.9	2,164
FLORIDA
Southeast Florida
Camden Atlantic	2022	919	269	96.8	2,484
Camden Aventura	1995	1,108	379	95.7	2,756
Camden Boca Raton	2014	843	261	96.9	2,635
Camden Brickell	2003	937	405	97.0	2,996
Camden Doral	1999	1,120	260	95.7	2,688
Camden Doral Villas	2000	1,253	232	96.6	2,945
Camden Las Olas	2004	1,043	420	94.9	2,804
Camden Plantation	1997	1,201	502	95.4	2,444
Camden Portofino	1995	1,112	322	95.9	2,469
Orlando
Camden Hunter’s Creek	2000	1,075	270	96.1	1,936
Camden Lago Vista	2005	955	366	95.9	1,819
Camden Lake Eola	2021	944	360	96.0	2,424
Camden LaVina	2012	969	420	95.2	1,881
Camden Lee Vista	2000	937	492	95.5	1,846
Camden North Quarter	2016	806	333	96.5	1,890
Camden Orange Court	2008	817	268	95.1	1,761
Camden Thornton Park	2016	920	299	95.9	2,098
Camden Town Square	2012	983	438	94.3	1,874
Camden Waterford Lakes	2014	971	300	96.7	1,914
Camden World Gateway	2000	979	408	93.5	1,867

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2024 Average Occupancy (1)	2024 Average Monthly Rental Rate per Apartment (2)
Tampa/St. Petersburg
Camden Bay	1997/2001	943	760	96.6%	$1,885
Camden Central	2019	942	368	96.8	3,378
Camden Montague	2012	972	192	96.4	1,897
Camden Pier District	2016	989	358	96.7	3,507
Camden Preserve	1996	942	276	96.5	2,078
Camden Royal Palms	2006	1,017	352	93.3	1,785
Camden Visconti	2007	1,125	450	95.6	2,041
Camden Westchase Park	2012	992	348	96.3	2,107
GEORGIA
Atlanta
Camden Brookwood	2002	916	359	94.2	1,675
Camden Buckhead	2022	1,087	366	89.5	2,549
Camden Buckhead Square	2015	827	250	93.8	1,764
Camden Creekstone	2002	990	223	96.5	1,704
Camden Deerfield	2000	1,187	292	96.9	1,965
Camden Dunwoody	1997	1,007	324	94.8	1,763
Camden Fourth Ward	2014	844	276	96.6	2,045
Camden Midtown Atlanta	2001	935	296	93.3	1,765
Camden Paces	2015	1,408	379	94.6	2,888
Camden Peachtree City	2001	1,027	399	95.9	1,784
Camden Phipps	1996	1,010	234	77.5	1,761
Camden Shiloh	1999/2002	1,143	232	95.7	1,702
Camden St. Clair	1997	999	336	93.6	1,749
Camden Stockbridge	2003	1,009	304	93.6	1,541
NORTH CAROLINA
Charlotte
Camden Ballantyne	1998	1,048	400	93.4	1,744
Camden Cotton Mills	2002	905	180	94.6	1,753
Camden Dilworth	2006	857	145	96.0	1,827
Camden Fairview	1983	1,036	135	93.2	1,548
Camden Foxcroft	1979	940	156	93.7	1,438
Camden Foxcroft II	1985	874	100	96.4	1,525
Camden Gallery	2017	743	323	95.4	1,972
Camden Grandview	2000	1,060	285	93.4	2,147
Camden Grandview II	2019	2,241	28	93.2	4,149
Camden NoDa (3)	2023	789	387	96.3	1,664
Camden Sedgebrook	1999	972	368	95.9	1,621
Camden South End	2003	878	299	95.5	1,893
Camden Southline	2015	831	266	95.7	2,042
Camden Stonecrest	2001	1,098	306	94.2	1,744
Camden Touchstone	1986	899	132	95.4	1,449

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2024 Average Occupancy (1)	2024 Average Monthly Rental Rate per Apartment (2)
Raleigh
Camden Asbury Village	2009	1,009	350	96.0%	$1,619
Camden Carolinian	2017	1,118	186	93.4	2,321
Camden Crest	2001	1,012	442	94.4	1,514
Camden Durham (4)	2024	892	420	Lease-up	1,909
Camden Governor’s Village	1999	1,046	242	94.3	1,652
Camden Lake Pine	1999	1,066	446	96.6	1,611
Camden Manor Park	2006	966	484	95.1	1,544
Camden Overlook	2001	1,060	322	94.8	1,657
Camden Reunion Park	2000/2004	972	420	95.0	1,455
Camden Westwood	1999	1,022	360	95.7	1,560
TENNESSEE
Nashville
Camden Franklin Park	2018	967	328	93.9	2,052
Camden Music Row	2016	903	430	94.4	2,393
TEXAS
Austin
Camden Amber Oaks	2009	862	348	94.8	1,465
Camden Amber Oaks II	2012	910	244	94.4	1,551
Camden Brushy Creek	2008	882	272	94.4	1,539
Camden Cedar Hills	2008	911	208	96.4	1,691
Camden Gaines Ranch	1997	955	390	94.2	1,893
Camden Huntingdon	1995	903	398	95.4	1,580
Camden La Frontera	2015	901	300	94.8	1,599
Camden Lamar Heights	2015	838	314	94.6	1,786
Camden Rainey Street	2016	873	326	85.3	2,039
Camden Shadow Brook	2009	909	496	90.9	1,448
Camden Stoneleigh	2001	908	390	94.0	1,676
Dallas/Fort Worth
Camden Addison	1996	942	456	95.3	1,582
Camden Belmont	2010/2012	946	477	93.5	1,808
Camden Buckingham	1997	919	464	95.6	1,542
Camden Centreport	1997	912	268	95.3	1,523
Camden Cimarron	1992	772	286	95.8	1,574
Camden Design District	2009	939	355	95.6	1,694
Camden Farmers Market	2001/2005	932	904	93.0	1,572
Camden Greenville	2017/2018	1,028	558	95.4	2,068
Camden Henderson	2012	966	106	95.6	1,971
Camden Legacy Creek	1995	831	240	96.3	1,671
Camden Legacy Park	1996	870	276	94.6	1,755
Camden Panther Creek	2009	946	295	93.9	1,733
Camden Riverwalk	2008	989	600	96.2	1,879
Camden Valley Park	1986	743	516	95.0	1,428

	OPERATING PROPERTIES
Property and Location	Year Placed in Service	Average Apartment Size (Sq. Ft.)	Number of Apartments	2024 Average Occupancy (1)	2024 Average Monthly Rental Rate per Apartment (2)
Camden Victory Park	2016	861	423	96.1%	$2,023
Houston
Camden City Centre	2007	932	379	94.7	1,611
Camden City Centre II	2013	869	268	95.2	1,565
Camden Cypress Creek	2009	993	310	95.2	1,559
Camden Cypress Creek II	2020	950	234	94.6	1,602
Camden Downs at Cinco Ranch	2004	1,075	318	95.7	1,656
Camden Downtown	2020	1,052	271	93.3	2,561
Camden Grand Harbor	2008	959	300	93.4	1,485
Camden Greenway	1999	861	756	96.2	1,523
Camden Heights	2004	927	352	96.2	1,688
Camden Highland Village	2014/2015	1,172	552	94.5	2,438
Camden Holly Springs	1999	934	548	95.4	1,465
Camden Long Meadow Farms (4)	2024	1,462	188	Lease-up	2,607
Camden McGowen Station	2018	1,004	315	94.2	2,107
Camden Midtown	1999	844	337	95.2	1,554
Camden Northpointe	2008	940	384	93.9	1,405
Camden Plaza	2007	915	271	96.5	1,752
Camden Post Oak	2003	1,200	356	94.9	2,639
Camden Royal Oaks	2006	923	236	95.5	1,551
Camden Royal Oaks II	2012	1,054	104	94.6	1,766
Camden Spring Creek	2004	1,080	304	94.2	1,529
Camden Stonebridge	1993	845	204	95.8	1,292
Camden Sugar Grove	1997	921	380	95.7	1,458
Camden Travis Street	2010	819	253	95.1	1,517
Camden Vanderbilt	1996/1997	863	894	94.6	1,619
Camden Whispering Oaks	2008	936	274	95.8	1,489
Camden Woodmill Creek (4)	2024	1,434	189	Lease-up	2,485
Camden Woodson Park	2008	916	248	94.6	1,382
Camden Yorktown	2008	995	306	94.9	1,403
(1)Represents the average physical occupancy for the year except as noted.
(2)The average monthly rental rate per apartment incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.
(3)Development property stabilized during 2024 - the average occupancy was calculated from the date at which the occupancy exceeded 90% through December 31, 2024.
(4)Property under lease-up at December 31, 2024.
Item 3. Legal Proceedings
We incorporate by reference into this Item our litigation disclosures made in Note 13. "Commitments and Contingencies" to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange under the symbol "CPT." As of February 13, 2025, there were approximately 258 shareholders of record. This number does not include the beneficial owners of our shares which are held by banks, brokers, and other financial institutions.
In the first quarter of 2025, the Company's Board of Trust Managers declared a first quarter dividend of $1.05 per common share to our common shareholders of record as of March 31, 2025. Future dividend payments are paid at the discretion of the Board of Trust Managers and a number of factors are considered, including the Company's past performance and future prospects, which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2025, our annualized dividend rate for 2025 would be $4.20.
The following graph assumes the investment of $100 in common stock on December 31, 2019 and quarterly reinvestment of dividends.

Camden Property Trust
Total Return Performance
225
200
175
150
125
100
75
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
CPT
FTSE NAREIT Equity
S&P 500
Russell 2000

(Source: S&P Global Market Intelligence)

5 - Year Total Return Performance of Indices
Index	2020	2021	2022	2023	2024
Camden Property Trust	$97.72	$179.00	$115.31	$106.51	$129.20
FTSE NAREIT Equity REITs Index	92.00	131.78	99.67	113.35	123.25
S&P 500 Index	118.40	152.39	124.79	157.59	197.02
Russell 2000 Index	119.96	137.74	109.59	128.14	142.93

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
Information related to securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement. See Part III, Item 12 for further discussion.
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. In 2024, we repurchased 515,974 common shares for approximately $50.0 million, at an average price of $96.88 per share. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was approximately $450.0 million.
During the year ended December 31, 2024, no director or officer (as each such term is defined in Section 16a-1(f) of Exchange Act) of the Company adopted, terminated, or had in place, any contract, instruction, or written plan for the purchase or sale of securities of Camden intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement", as defined in paragraph (c) of Item 408 of Regulation S-K.
Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. Historical results and trends which might appear in the consolidated financial statements should not be interpreted as being indicative of future operations.
Discussion of our year-to-date comparisons between 2024 and 2023 is presented below. Year-to-date comparisons between 2023 and 2022 can be found in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
We consider portions of this report to be "forward-looking" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions, or other items relating to the future; forward-looking statements are not guarantees of future performance, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein which are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
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
Executive Summary
We are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2024, we owned interests in, operated, or were developing 177 multifamily properties comprised of 59,996 apartment homes across the United States as detailed in the Property Portfolio table below. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
Our results for the year ended December 31, 2024, reflect an increase in same store revenues of approximately 1.3% as compared to the same period in 2023. The increase was due to higher rental income as a result of higher average rental rates and lower uncollectible revenue, which we believe was primarily attributable to job growth, favorable demographics with a higher propensity to rent versus buy, and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate will continue to be elevated into 2025 but should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $163.3 million and $403.3 million for the years ended December 31, 2024 and December 31, 2023, respectively. The decrease during the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to recognizing a higher gain on sale of two operating properties in 2023 of $225.4 million as compared to recognizing a gain on sale of one operating property in 2024 of $43.8 million. The decrease was also due to recognizing a $41.0 million impairment associated with land development activities in 2024 and no impairments recognized in 2023. See further discussion of our 2024 operations as compared to 2023 in "Results of Operations," below.
Construction and Development Activity
At December 31, 2024, we had a total of three projects under construction to be comprised of 1,138 apartment homes. Initial occupancies of these three projects are currently scheduled to occur within the next two years. As of December 31, 2024, we estimated the total additional cost to complete the construction of these three properties is approximately $243.6 million.
In the third quarter of 2024, we stopped development activities for the foreseeable future on four of our developments and recorded approximately $41.0 million of impairment charges on three of these land parcels. We review our long-lived assets on an annual basis or whenever events or circumstances indicated the carrying amount of an asset may not be recoverable and our impairment evaluations take into consideration the current and anticipated economic climate. We currently have three other land parcels held for future development we plan to develop, and the commencement of future developments may be impacted by macroeconomic issues, multifamily market conditions, and other factors. We will continue to evaluate future development starts based on market, economic, and capital market conditions. There can be no assurance we will not have impairments charges in the future.
Disposition
In February 2024, we sold one operating property comprised of 592 apartment homes located in Atlanta, Georgia, for approximately $115.0 million and recognized a gain of approximately $43.8 million.
Capital Market Highlights
In January 2024, we issued $400.0 million of 4.90% senior unsecured notes due January 15, 2034. We utilized a portion of the net proceeds from these notes to repay the outstanding balance on our $300.0 million, 6.21% unsecured term loan due in August 2024. As a result of this early repayment of the $300.0 million unsecured term loan, we expensed approximately $0.9 million of unamortized loan costs, which are reflected in the loss on early retirement of debt in our consolidated statements of income and comprehensive income.
In September 2024, we extended the maturity date of our $40.0 million unsecured floating rate term loan with an unrelated third party from September 2024 to September 2026.

During the year ended December 31, 2024, we utilized cash on hand and our unsecured revolving credit facility to repay unsecured notes payable totaling $500.0 million, plus accrued interest.
During the year ended December 31, 2024, we repurchased 515,974 common shares for approximately $50.0 million at an average price of $96.88 per share under our $500.0 million share repurchase plan. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was approximately $450.0 million.
Subsequent Events
In January 2025, we purchased one operating property comprised of 352 homes located in the Austin, Texas metropolitan area for approximately $67.7 million.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to acquire operating communities, develop new communities, and to redevelop and reposition existing communities. We also intend to evaluate our operating property and land development portfolios and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our short-term and long-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings, or secured mortgages.
As of December 31, 2024, we had approximately $1.0 billion available under our $1.2 billion unsecured revolving credit facility and do not have any debt maturing until April 2026. As of December 31, 2024, and through the date of this filing, we also had common shares having an aggregate offering price of up to $500.0 million remaining available for sale under our 2023 ATM program. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2024		December 31, 2023
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,531	28	9,154	26
Dallas/Fort Worth, Texas	6,224	15	6,224	15
Washington, D.C. Metro	6,192	17	6,192	17
Phoenix, Arizona	4,426	14	4,426	14
Atlanta, Georgia	4,270	14	4,862	15
Orlando, Florida	3,954	11	3,954	11
Austin, Texas	3,686	11	3,686	11
Raleigh, North Carolina	3,672	10	3,252	9
Charlotte, North Carolina	3,510	15	3,491	15
Tampa/St. Petersburg, Florida	3,104	8	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,811	5	1,811	5
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	758	2	758	2
Total Operating Properties	58,858	174	58,634	172

Properties Under Construction
Charlotte, North Carolina	769	2	—	—
Raleigh, North Carolina	369	1	789	2
Houston, Texas	—	—	377	2
Total Properties Under Construction	1,138	3	1,166	4
Total Properties	59,996	177	59,800	176

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2024, we completed the construction of 387 homes at Camden NoDa in Charlotte, North Carolina and achieved stabilization during the quarter ended March 31, 2024.
Completed Construction in Lease-Up
At December 31, 2024, there were three completed operating properties in lease-up as follows:

($ in millions) Property and Location	Number of Homes	Cost Incurred (1)	% Leased at 1/31/2025	Date of Construction Completion	Estimated Date of Stabilization
Operating Property
Camden Woodmill Creek	189	$72.2	89%	2Q24	2Q25
Spring, TX
Camden Durham	420	144.8	78%	4Q24	3Q25
Durham, NC
Camden Long Meadow Farms	188	71.9	53%	4Q24	3Q25
Richmond, TX
Consolidated total	797	$288.9
(1)Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our consolidated balance sheet at December 31, 2024 included approximately $401.5 million related to properties under development and land. Of this amount, approximately $211.4 million related to our projects currently under construction. In addition, we had approximately $190.1 million primarily invested in land held for future development and land holdings, which included approximately $132.3 million related to land held for future development and $57.8 million invested in land which we may develop in the future.
Properties Under Construction. At December 31, 2024, we had three properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Communities Under Construction
Camden Village District	369	$138.0	$121.9	$121.9	4Q25	2Q27
Raleigh, NC
Camden South Charlotte	420	163.0	51.0	51.0	2Q27	4Q28
Charlotte, NC
Camden Blakeney	349	154.0	38.5	38.5	3Q27	3Q28
Charlotte, NC
Total	1,138	$455.0	$211.4	$211.4

Development Pipeline Communities. At December 31, 2024, we had the following communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Nations	393	$176.0	$43.0
Nashville, TN
Camden Baker	434	191.0	36.6
Denver, CO
Camden Gulch	498	300.0	52.7
Nashville, TN
	1,325	$667.0	$132.3
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted and estimates routinely require adjustment.

Land Holdings. At December 31, 2024, we also had four undeveloped land tracts with a valuation of approximately $57.8 million.
Geographic Diversification
    At December 31, 2024 and 2023, the book value of our real estate assets by various markets, excluding depreciation, were as follows:

($ in thousands)	2024		2023
Houston, Texas	$2,069,477	15.4%	$1,960,825	14.9%
Washington, D.C. Metro	1,646,169	12.2	1,633,201	12.4
Dallas, Texas	1,102,231	8.2	1,117,909	8.5
Atlanta, Georgia	942,939	7.0	1,036,351	7.9
Phoenix, Arizona	917,771	6.8	899,802	6.8
Orlando, Florida	793,351	5.9	775,393	5.9
Raleigh, North Carolina	782,333	5.8	699,142	5.3
Charlotte, North Carolina	777,256	5.8	731,254	5.5
Southeast Florida	775,031	5.8	757,434	5.7
Tampa, Florida	739,250	5.5	723,695	5.5
Austin, Texas	727,466	5.4	705,347	5.3
Los Angeles/Orange County, California	678,633	5.1	687,949	5.2
Denver, Colorado	632,133	4.7	620,916	4.7
San Diego/Inland Empire, California	479,881	3.6	472,464	3.6
Nashville, Tennessee	379,607	2.8	370,445	2.8
Total	$13,443,528	100.0%	$13,192,127	100.0%

Results of Operations
Changes in revenues and expenses related to our operating properties from period-to-period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly-constructed properties, acquisitions, and dispositions.
Management considers property net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without an allocation of corporate level property management overhead or general and administrative costs. NOI is defined as total property income less total property operating expenses. NOI is further detailed in the Property-Level NOI table as seen below. NOI is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance, should not be considered an alternative to net cash from operating activities as a measure of liquidity, and should not be considered an indication of cash available to fund cash needs. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income to NOI for the year ended December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Net income	$170,840	$410,553
Less: Fee and asset management income	(7,137)	(3,451)
Less: Interest and other income	(4,420)	(879)
Less: Income on deferred compensation plans	(12,629)	(15,398)
Plus: Property management expense	38,331	33,706
Plus: Fee and asset management expense	2,200	1,717
Plus: General and administrative expense	72,365	62,506
Plus: Interest expense	129,815	133,395
Plus: Depreciation and amortization expense	582,014	574,813
Plus: Expense on deferred compensation plans	12,629	15,398
Plus: Impairment associated with land development activities	40,988	—
Plus: Loss on early retirement of debt	921	2,513
Less: Gain on sale of operating properties	(43,806)	(225,416)
Plus: Income tax expense	2,926	3,650
Net operating income	$985,037	$993,107

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the categories below for the year ended December 31, 2024 as compared to 2023:

	Number of Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2024	2024	2023	$	%
Property revenues:
Same store communities	55,866	$1,463,982	$1,444,649	$19,333	1.3%
Non-same store communities	2,195	57,001	49,060	7,941	16.2
Development and lease-up communities	1,935	8,289	158	8,131	*
Dispositions/other	—	14,570	48,160	(33,590)	(69.7)
Total property revenues	59,996	$1,543,842	$1,542,027	$1,815	0.1%
Property expenses:
Same store communities	55,866	$520,848	$511,459	$9,389	1.8%
Non-same store communities	2,195	20,277	19,122	1,155	6.0
Development and lease-up communities	1,935	4,290	172	4,118	*
Dispositions/other	—	13,390	18,167	(4,777)	(26.3)
Total property expenses	59,996	$558,805	$548,920	$9,885	1.8%
Property NOI:
Same store communities	55,866	$943,134	$933,190	$9,944	1.1%
Non-same store communities	2,195	36,724	29,938	6,786	22.7
Development and lease-up communities	1,935	3,999	(14)	4,013	*
Dispositions/other	—	1,180	29,993	(28,813)	(96.1)
Total property NOI	59,996	$985,037	$993,107	$(8,070)	(0.8)%
* Not a meaningful percentage.
(1)    For 2024, same store communities are communities we owned and were stabilized since January 1, 2023, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2023, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2023, excluding properties held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses, including net below market leases, casualty-related expenses net of recoveries, and severance related costs.
Same Store Analysis
Same store property NOI increased approximately $9.9 million for the year ended December 31, 2024 as compared to the same period in 2023. The increase was due to an increase of approximately $19.3 million in same store property revenues, partially offset by an increase of approximately $9.4 million in same store property expenses, for the year ended December 31, 2024, as compared to the same period in 2023.
The $19.3 million increase in same store property revenues for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to higher rental revenue due to higher average rental rates of approximately $9.0 million, lower uncollectible revenue of approximately $6.5 million, and higher other rental income of approximately $1.6 million. The increase was also due to approximately $2.1 million of higher income from our utility and ancillary income programs.
The $9.4 million increase in same store property expenses for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to higher salaries and benefits of approximately $5.7 million, higher utilities expense and expenses associated with our ancillary programs of approximately $4.8 million, higher marketing, leasing, and other expenses of approximately $2.4 million, higher repairs and maintenance expense of approximately $2.3 million, and higher property general and administrative expenses of approximately $0.9 million. The increase was partially offset by lower property insurance expense of approximately $6.4 million and lower real estate taxes of approximately $0.3 million.

Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased $10.8 million for the year ended December 31, 2024, as compared to the same period in 2023. The increase was primarily due to an increase from non-same store communities of approximately $6.8 million and an increase from development and lease-up communities of approximately $4.0 million for the year ended December 31, 2024, as compared to the same period in 2023. The increase in property NOI from our non-same store communities was primarily due to the stabilization of two operating properties in 2023 and one operating property in 2024. The increase in property NOI from our development and lease-up communities was primarily due to the timing of three development communities under lease-up, one of which completed construction during the second quarter of 2024 and two of which completed construction during the fourth quarter of 2024.
The following table details the changes, described above, relating to non-same store and development and lease-up NOI:

For the year ended December 31,
(in millions)	2024 compared to 2023
Property Revenues:
Revenues from non-same store stabilized properties	$7.5
Revenues from development and lease-up properties	8.1
Other non same-store	0.5
$16.1
Property Expenses:
Expenses from non-same store stabilized properties	$1.2
Expenses from development and lease-up properties	4.1
Other non same-store	—
$5.3
Property NOI:
NOI from non-same store stabilized properties	$6.3
NOI from development and lease-up properties	4.0
Other non same-store	0.5
$10.8
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $28.8 million for the year ended December 31, 2024 as compared to the same period in 2023. The decrease was comprised of lower NOI related to dispositions of approximately $24.3 million due to the dispositions of one operating property in each of June 2023, December 2023, and February 2024. The decrease was also due to lower other property NOI of approximately $4.5 million primarily due to higher storm-related insurance expenses of approximately $5.6 million, partially offset by approximately $1.1 million of higher revenues related to business interruption proceeds for the year ended December 31, 2024 as compared to the same period in 2023.
Non-Property Income

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Fee and asset management	$7,137	$3,451	$3,686	106.8%
Interest and other income	4,420	879	3,541	*
Income on deferred compensation plans	12,629	15,398	(2,769)	(18.0)
Total non-property income	$24,186	$19,728	$4,458	22.6%
*Not a meaningful percentage.
Fee and asset management income from construction and development activities at our third-party construction projects increased approximately $3.7 million for the year ended December 31, 2024 as compared to 2023. The increase was primarily related to higher fees earned on third-party construction projects due to higher activity during 2024 as compared to 2023.
Interest and other income increased approximately $3.5 million for the year ended December 31, 2024, as compared to 2023. The increase was primarily due to higher investment interest income earned due to having higher average cash balances in 2024 as compared to 2023.

Our deferred compensation plans recognized income of approximately $12.6 million and $15.4 million in 2024 and 2023, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

	Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Property management	$38,331	$33,706	$4,625	13.7%
Fee and asset management	2,200	1,717	483	28.1
General and administrative	72,365	62,506	9,859	15.8
Interest	129,815	133,395	(3,580)	(2.7)
Depreciation and amortization	582,014	574,813	7,201	1.3
Expense on deferred compensation plans	12,629	15,398	(2,769)	(18.0)
Total other expenses	$837,354	$821,535	$15,819	1.9%
Property management expenses, which primarily represent regional supervision and accounting costs related to property operations, increased approximately $4.6 million for the year ended December 31, 2024 as compared to 2023. The increase was primarily related to higher salary, benefits, and incentive compensation costs, and higher advocacy contributions. Property management expenses were 2.5% and 2.2% of total property revenues for the years ended December 31, 2024 and 2023, respectively.
Fee and asset management expense from construction and development activities at our third-party projects increased approximately $0.5 million for the year ended December 31, 2024 as compared to 2023 primarily due to the increase in third-party construction activity in 2024.
General and administrative expenses increased approximately $9.9 million for the year ended December 31, 2024 as compared to 2023. The increase was primarily related to higher salaries, benefits, and incentive compensation costs, higher legal expenses, and higher abandoned acquisition and development pursuit costs. Excluding income on deferred compensation plans, general and administrative expenses were 4.7% and 4.0% of total revenues for the years ended December 31, 2024 and 2023, respectively.
Interest expense decreased approximately $3.6 million for the year ended December 31, 2024 as compared to 2023. The decrease was primarily due to the repayments of a $300 million, 6.21% unsecured term loan and $250.0 million, 4.36% senior unsecured notes in January 2024, and the repayment of a $250 million, 3.68% senior unsecured notes in September 2024, and lower interest expense recognized on our unsecured revolving credit facility resulting from lower average balances outstanding during the year ended December 31, 2024 as compared to the same period in 2023. The decrease was also due to the early retirement of $185.2 million of secured variable rate notes in May 2023 and the repayment of $250 million, 5.07% senior unsecured notes in June 2023. The decrease was partially offset by increases in interest expense due to the issuance of $500 million senior unsecured notes in November 2023, the issuance of $400 million senior unsecured notes in January 2024 and decreases in capitalized interest expense primarily due to having lower average balances in assets under construction during the year ended December 31, 2024 as compared to the same period in 2023.
Depreciation and amortization expense increased approximately $7.2 million for the year ended December 31, 2024 as compared to 2023. The increase was primarily due to the completion of apartment homes in our development pipeline and the completion of capitalized improvements during 2023 and 2024. The increase was partially offset by the disposition of one operating property in each of June 2023, December 2023, and February 2024.
Our deferred compensation plans incurred an expense of approximately $12.6 million and $15.4 million in 2024 and 2023, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the Non-Property Income section above.

Other

	Year Ended December 31,		Change
(in thousands)	2024	2023	$
Impairment associated with land development activities	$(40,988)	$—	$(40,988)
Loss on early retirement of debt	$(921)	$(2,513)	$1,592
Gain on sale of operating properties	$43,806	$225,416	$(181,610)
Income tax expense	$(2,926)	$(3,650)	$724
The impairment expense associated with land development activities for the year ended December 31, 2024 of approximately $41.0 million related to three projects we have put on hold. These impairment charges represent the difference between each parcel's estimated fair value and the carrying value, which included the original purchase price and other capitalized development costs.
The $0.9 million loss on early retirement of debt during the year ended December 31, 2024 was due to the write-off of unamortized loan costs related to the early retirement of our $300 million unsecured term loan in January 2024, which was scheduled to mature in August 2024. The $2.5 million loss on early retirement of debt during the year ended December 31, 2023 was due to the early repayment of our $185.2 million secured variable rate notes due in 2024 and 2026, and consisted of approximately $1.7 million of prepayment penalties and fees and approximately $0.8 million of unamortized fair value adjustments.
The $43.8 million gain on sale for the year ended December 31, 2024 was due to the disposition of one operating property located in Atlanta, Georgia in February 2024. The $225.4 million gain on sale for the year ended December 31, 2023 was primarily due to the disposition of two operating properties located in Costa Mesa, California.
Income tax expense decreased approximately $0.7 million for the year ended December 31, 2024 as compared to the same period in 2023. The decrease was primarily due to lower state income and franchise income taxes relating to recent tax legislation changes in certain state jurisdictions, offset by an increase in taxable income due to higher third-party construction activities within a taxable REIT subsidiary.
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

Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the years ended December 31, 2024 and 2023 are as follows:

($ in thousands)	2024	2023
Funds from operations
Net income attributable to common shareholders	$163,293	$403,309
Real estate depreciation and amortization	569,998	562,654
Impairment associated with land development activities	40,988	—
Gain on sale of operating properties	(43,806)	(225,331)
Income allocated to non-controlling interests	7,547	7,244
Funds from operations	$738,020	$747,876
Casualty-related expenses, net of recoveries	5,849	1,186
Severance	506	—
Legal costs and settlements	4,844	280
Loss on early retirement of debt	921	2,513
Expensed transaction, development, and other pursuit costs	2,203	471
Advocacy contributions	1,653	—
Miscellaneous (income)/expense (1)	—	(364)
Core funds from operations	$753,996	$751,962

Less: recurring capitalized expenditures	(106,403)	(97,094)
Core adjusted funds from operations	$647,593	$654,868

Weighted average shares – basic	108,491	108,653
Incremental shares issuable from assumed conversion of:
Share awards granted	48	21
Common units	1,594	1,595
Weighted average shares – diluted	110,133	110,269
(1) For the year ended December 31, 2023, activity relates to proceeds from an earn-out from a previously sold technology investment.
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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.9 and 6.8 times for the years ended December 31, 2024 and 2023, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses after adding back depreciation, amortization, and interest expense. Approximately 89.9% and 89.8% of our properties were unencumbered at December 31, 2024 and 2023, respectively. Our weighted average maturity of debt was approximately 6.2 years at December 31, 2024.
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
•normal recurring operating expenses;
•current debt service requirements, including scheduled debt maturities;
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
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2024 and 2023.
Net cash from operating activities was approximately $774.9 million during the year ended December 31, 2024 as compared to approximately $795.0 million during the year ended December 31, 2023. The decrease was primarily due to a decrease in cash from property operations due to the sale of two operating properties in 2023 and one operating property in 2024, and higher real estate tax payments in 2024 as compared to 2023. The decrease was partially offset by the growth attributable to our same store and non-same store communities. See further discussions of our 2024 operations as compared to 2023 in "Results of Operations."
Net cash used in investing activities during the year ended December 31, 2024 totaled approximately $285.2 million as compared to $127.1 million during the year ended December 31, 2023. Cash outflows during 2024 primarily related to amounts paid for property development and capital improvements of approximately $393.7 million, partially offset by net proceeds from the sale of one operating property of approximately $114.5 million. Cash outflows during 2023 primarily related to the amounts paid for property development and capital improvements of approximately $410.9 million, partially offset by net proceeds from the sale of two operating properties of approximately $290.7 million. The decrease in property development and capital improvements for 2024, as compared to the same period in 2023, was primarily due to lower property development expenditures in 2024 as compared to 2023. The property development and capital improvements during 2024 and 2023, included the following:

	December 31,
(in millions)	2024	2023
Expenditures for new development, including land	$163.2	$179.3
Capital expenditures	112.2	107.1
Reposition expenditures	87.9	88.2
Direct real estate taxes and capitalized interest and other indirect costs	30.4	36.3
Total	$393.7	$410.9
Net cash used in financing activities totaled approximately $725.5 million during the year ended December 31, 2024 as compared to approximately $417.2 million during the year ended December 31, 2023. Cash outflows during 2024 primarily related to the repayment of our $250 million senior unsecured notes in September 2024 and the repayment of our $300 million unsecured term loan and the $250 million senior unsecured notes in January 2024. Cash outflows also related to $451.0 million used for distributions to common shareholders and non-controlling interest holders, and $50.0 million used for common share repurchases. These outflows were partially offset by net proceeds of approximately $396.0 million from the issuance of $400.0 million senior unsecured notes in January 2024, and net proceeds of $178.0 million of borrowings from our unsecured revolving credit facility. Cash outflows during 2023 primarily related to $434.9 million used for distributions to common shareholders and non-controlling interest holders, the repayment of $250 million senior unsecured notes and $187.7 million secured variable rate notes, which includes prepayment penalties and fees, and the net repayment of $42.0 million of borrowings from our unsecured revolving credit facility. These outflows were partially offset by net proceeds of approximately $498.2 million from the issuance of $500.0 million senior unsecured notes in November 2023.
Financial Flexibility
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six- months Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s price rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2024 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available. At December 31, 2024, we had outstanding letters of credit totaling $27.5 million, and approximately $1.0 billion available under our unsecured revolving credit facility.
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
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2024, we had approximately 106.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
We believe our ability to access the capital markets is enhanced by our senior unsecured debt ratings by Fitch, Moody's, and Standard and Poor's, which were A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, as of December 31, 2024. We believe our ability to access the capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. As of the date of this filing, we did not have any debt maturing until April 2026. See Note 8. "Notes Payable," in the notes to Consolidated Financial Statements for further discussion of our scheduled maturities.
As of December 31, 2024, we estimate the additional cost to complete the construction of the three projects to be approximately $243.6 million. Of this amount, we expect to incur costs between approximately $135 million and $155 million during 2025 and to incur the remaining costs during 2026 and 2027. Additionally, we expect to incur costs between approximately $100 million and $110 million related to the start of new development activities, between approximately $96 million and $100 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $108 million and $112 million of additional recurring capital expenditures during 2025.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to reduce the amount of income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2024, we announced our Board of Trust Managers had declared a quarterly dividend of $1.03 per common share to our common shareholders of record as of December 18, 2024. This dividend was subsequently paid on January 17, 2025, and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2024 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $4.12 per share or unit for the year ended December 31, 2024.
In the first quarter of 2025, the Company's Board of Trust Managers declared a first quarter dividend of $1.05 per common share to our common shareholders of record as of March 31, 2025. Future dividend payments are paid at the discretion of the Board of Trust Managers and a number of factors are considered, including the Company's past performance and future prospects, which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2025, our annualized dividend rate for 2025 would be $4.20.
Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date, and the amounts of revenues and expenses recognized during the reporting period. These estimates are based on historical experience and other assumptions believed to be reasonable under the circumstances. The following is a discussion of our critical accounting policies. For a discussion of all of our significant accounting policies, see Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," to the accompanying consolidated financial statements.
Valuation of Assets. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. During the year ended December 31, 2024, we recorded an impairment of approximately $41.0 million related to three parcels of land.
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
We believe the carrying value of our operating real estate assets, properties under development, and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value estimates, we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges could have an adverse effect on our consolidated financial position and results of operations and therefore could reduce net income.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe the primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies, which includes (i) maintaining prudent levels of fixed and floating rate debt; and (ii) extending and sequencing the maturity dates of our debt where practicable. We also periodically use derivative financial instruments, primarily interest rate swaps with major financial institutions, to manage our exposure to interest rate changes on our floating-rate debt and fair value changes on certain fixed-rate debt. We do not utilize derivative financial instruments for trading or speculative purposes. The table below summarizes our debt as of December 31, 2024 and 2023:

($ in millions)	December 31, 2024					December 31, 2023
	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,764.4	$2,528.6	7.2	3.7%	79.3%	$2,866.9	$2,651.6	6.6	3.6%	77.2%
Variable rate debt	$721.2	$733.0	2.0	5.6%	20.7%	$848.5	$864.9	2.3	6.5%	22.8%
At December 31, 2024 and 2023, we have an interest rate swap with a notional amount of $500.0 million which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. This interest rate swap was designated and qualified as a fair value hedging instrument. The interest rate swap is considered to be effective at achieving offsetting changes in the fair value of the hedged debt and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as a gain or loss in interest expense and equally offset by the gain or loss of the underlying debt, which also is recorded in interest expense.
Additionally, at December 31, 2024 and 2023, we had unsecured term loans outstanding of approximately $39.9 million and $339.9 million, respectively. At December 31, 2024 we also had $178.0 million of borrowings under our unsecured revolving credit facility. If interest rates on the variable rate debt listed in the table above would have been 100 basis points higher throughout 2024 and 2023, our annual interest costs would have increased by approximately $7.2 million and $8.5 million, respectively.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Holding other variables constant, if interest rates would have been 100 basis points higher as of December 31, 2024, the fair value of our fixed rate debt would have decreased by approximately $131.4 million.
Item 8. Financial Statements and Supplementary Data
Our response to this item is included in a separate section at the end of this report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act Rules. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is accurately recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
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
February 20, 2025

Item 9B. Other Information
None.
Item 9C. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance

The Company has adopted an Insider Trading and Blackout Policy which governs the purchase, sale, and other dispositions of the Company’s securities that applies to all Company personnel, including trust managers, officers, and employees. The Company also follows procedures for the repurchase of its securities. The policy is designed to promote compliance with insider trading laws, rules, and regulations, and the New York Stock Exchange listing standards. A copy of the Company's Insider Trading Blackout Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2025 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2025.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2025 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2025 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2025 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2025.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2025 in connection with the Annual Meeting of Shareholders to be held on or about May 9, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Sixth Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on February 23, 2023

3.5	First Amendment to the Sixth Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on April 27, 2023

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.4 to Form 8-K filed on October 4, 2018

4.6	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.7	Form of Camden Property Trust 4.100% Note due 2028	Exhibit 4.5 to Form 8-K filed on October 4, 2018

4.8	Form of Camden Property Trust 3.150% Note due 2029	Exhibit 4.5 to Form 8-K filed on June 17, 2019

4.9	Form of Camden Property Trust 3.350% Note due 2049	Exhibit 4.5 to Form 8-K filed on October 7, 2019

4.10	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.5 to Form 8-K filed on April 21, 2020

4.11	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.6 to Form 8-K filed on April 21, 2020

4.12	Form of Camden Property Trust 5.850% Note due 2026	Exhibit 4.5 to Form 8-K filed on November 3, 2023

4.13	Form of Camden Property Trust 4.900% Note due 2034	Exhibit 4.5 to Form 8-K filed on January 5, 2024

4.14	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.14 to Form 10-K/A filed on March 6, 2020

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.8	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.9	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.12	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.15	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.16	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.17	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.18	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.19	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.20	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.21	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.22	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.23	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.24	Camden Property Trust 2018 Employee Share Purchase Plan	Exhibit 99.2 to Form 8-K filed on May 17, 2018

10.25	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.27	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.28	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.29	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.30	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.31	Camden Property Trust 2018 Share Incentive Plan, effective as of May 17, 2018	Exhibit 99.1 to Form 8-K filed on May 17, 2018

10.32	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.33	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.34	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 10.35 to Form 10-K filed on February 15, 2019

10.35	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto	Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.36	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Value Add Fund, L.P.	Exhibit 2.1 to Form 8-K filed on March 18, 2022

10.37	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Co-Investment Fund, L.P.	Exhibit 2.2 to Form 8-K filed on March 18, 2022

10.38	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch	Exhibit 1.1 to Form 8-K filed on May 22, 2023

10.39	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Scotia Capital (USA) Inc. and The Bank of Nova Scotia	Exhibit 1.2 to Form 8-K filed on May 22, 2023

10.40	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Truist Securities, Inc. and Truist Bank	Exhibit 1.3 to Form 8-K filed on May 22, 2023

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.41	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association	Exhibit 1.4 to Form 8-K filed on May 22, 2023

10.42	Fourth Amended and Restated Credit Agreement, dated August 31, 2022, among Camden Property Trust, as the Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, Truist Bank, and U.S. Bank National Association, as Syndication Agents, BMO Harris Bank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and The Bank of Nova Scotia, as Documentation Agents, and the other lenders party thereto, BofA Securities, Inc., JPMorgan Chase Bank N.A., PNC Capital Markets LLC, Regions Capital Markets, Truist Securities Inc., and U.S. Bank National Association, as Joint Lead Arrangers, BofA Securities, Inc., and JPMorgan Chase Bank N.A., as Joint Bookrunners	Exhibit 99.1 to Form 8-K filed on September 1, 2022

10.43	Employment Letter Agreement dated April 17, 2024 between Camden Property Trust and Alexander J. Jessett	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2024

10.44	Employment Letter Agreement dated April 17, 2024 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2024

10.45	Separation and Release Agreement, dated as of October 1, 2024, between Camden Property Trust and William W. Sengelmann	Exhibit 99.1 to Form 8-K filed on October 1, 2024

19.1	Camden Property Trust Insider Trading Blackout Policy, effective as of 10/25/2023	Filed Herewith

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Javier E. Benito, Heather J. Brunner, Mark D. Gibson, Scott S. Ingraham, Renu Khator, Frances Aldrich Sevilla-Sacasa, Steven A. Webster, and Kelvin R. Westbrook	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

97.1	Policy relating to recovery of erroneously awarded compensation	Exhibit 97.1 to Form 10-K filed on February 22, 2024

101.INS	XBRL Instance Document	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

February 20, 2025	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 20, 2025
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	Executive Vice Chairman of the Board of Trust	February 20, 2025
D. Keith Oden	Managers

/s/ Alexander J. Jessett	President and Chief Financial Officer	February 20, 2025
Alexander J. Jessett	and Assistant Secretary (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 20, 2025
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Javier E. Benito	Trust Manager	February 20, 2025

*
Heather J. Brunner	Trust Manager	February 20, 2025

*
Mark D. Gibson	Trust Manager	February 20, 2025

*
Scott S. Ingraham	Trust Manager	February 20, 2025

*
Renu Khator	Trust Manager	February 20, 2025

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 20, 2025

*
Steven A. Webster	Trust Manager	February 20, 2025

*
Kelvin R. Westbrook	Trust Manager	February 20, 2025

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Asset Impairment — Determination of Impairment Indicators and Impairment of Properties Under Development and Land – Refer to Notes 2 , 7, and 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of properties under development and land for impairment involves an initial assessment of each property to determine whether events or changes in circumstances indicate that the carrying amount of properties under development and land may not be recoverable. Possible indicators of impairment may include events or changes in circumstances affecting deterioration of market conditions or changes in the Company’s development strategy that may significantly affect key assumptions used including estimates of start date, projected construction costs, and demand for multifamily communities. When impairment exists, the property under development is adjusted to its fair value utilizing appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. For those properties under development where indications of impairment have been identified related to land, fair value is determined utilizing comparable sales.

The Company makes significant assumptions to evaluate the properties under development and land for possible indications of impairment. Changes in these assumptions could have a significant impact on the properties under development identified for further analysis. As of December 31, 2024, the Company’s properties under development and land had an aggregate carrying value of approximately $401.5 million, and approximately $41.0 million of impairment loss has been recognized for the year ended December 31, 2024.

We identified the determination of impairment indicators and the impairment of properties under development and land as a critical audit matter because of (1) the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amount of properties under development and land may not be recoverable and (2) the significant estimates and assumptions management makes to determine fair value for those assets with impairment indicators. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate (1) whether management appropriately identified impairment indicators and (2) the reasonableness of management’s fair value determination.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of properties under development and land for possible indicators of impairment and the determination of fair value for those assets with impairment indicators included the following, among others:

•We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that carrying amount of properties under development and land may not be recoverable, including controls over management’s estimates of projected occupancy and market rent, projected construction costs, estimates of demand for multifamily communities, other market and economic assumptions, as well as controls over management’s fair value determination for assets with impairment indicators.

•We evaluated the Company’s assessment of impairment indicators by:

◦Developing an independent expectation of impairment indicators and comparing such expectation to those included in the impairment analysis.

◦Comparing projected net operating income growth, occupancy rate, and capitalization rate for each property under development to market averages from third party market reports and to the Company’s historical financial performance for operating properties in the same or nearby markets.

◦Analyzing period over period changes in projected construction costs for each property under development and land to evaluate any accumulation of costs significantly in excess of the amount originally expected.

◦Comparing management’s projected costs, construction completion date, and stabilized net operating income for recently completed properties under development to actual results.

◦Discussing with management and reading minutes for Board of Trust Managers and Investment Committee meetings to assess if there were any significant adverse changes in legal factors or in the business climate that could affect management’s plans for properties under development and land, including if it is more likely than not that any property under development and land will be sold, not developed, or otherwise disposed of significantly before the end of its previously estimated useful life.

•We evaluated the Company’s determination of fair value by performing the following:

◦With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made; and (3) mathematical accuracy of the calculation by developing a range of independent estimates and comparing our estimates to those used by management.

•We performed a search for contradictory evidence by reading third party market reports to evaluate management’s analysis to identify any significant changes in economic factors, industry factors, or other events that may result in an impairment indicator.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 20, 2025
We have served as the Company's auditor since 1993.

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2024	2023
Assets
Real estate assets, at cost
Land	$1,722,526	$1,711,873
Buildings and improvements	11,319,460	10,993,390
	$13,041,986	$12,705,263
Accumulated depreciation	(4,867,422)	(4,332,524)
Net operating real estate assets	$8,174,564	$8,372,739
Properties under development and land	401,542	486,864
Total real estate assets	$8,576,106	$8,859,603
Accounts receivable – affiliates	8,991	11,905
Other assets, net	234,838	244,182
Cash and cash equivalents	21,045	259,686
Restricted cash	11,164	8,361
Total assets	$8,852,144	$9,383,737
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,155,233	$3,385,309
Secured	330,358	330,127
Accounts payable and accrued expenses	215,179	222,599
Accrued real estate taxes	78,529	96,517
Distributions payable	113,549	110,427
Other liabilities	212,107	186,987
Total liabilities	$4,104,955	$4,331,966
Commitments and contingencies (Note 13)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,740 and 117,737,712 issued; 115,779,233 and 115,640,369 outstanding at December 31, 2024 and 2023, respectively	1,158	1,156
Additional paid-in capital	5,930,729	5,914,868
Distributions in excess of net income attributable to common shareholders	(897,931)	(613,651)
Treasury shares, at cost (9,091,081 and 8,859,556 common shares, at December 31, 2024 and 2023, respectively)	(359,732)	(320,364)
Accumulated other comprehensive income (loss)	974	(1,252)
Total common equity	$4,675,198	$4,980,757
Non-controlling interests	71,991	71,014
Total equity	$4,747,189	$5,051,771
Total liabilities and equity	$8,852,144	$9,383,737
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Property revenues	$1,543,842	$1,542,027	$1,422,756
Property expenses
Property operating and maintenance	$365,681	$353,911	$315,737
Real estate taxes	193,124	195,009	182,344
Total property expenses	$558,805	$548,920	$498,081
Non-property income
Fee and asset management	$7,137	$3,451	$5,188
Interest and other income	4,420	879	3,019
Income/(loss) on deferred compensation plans	12,629	15,398	(19,637)
Total non-property income/(loss)	$24,186	$19,728	$(11,430)
Other expenses
Property management	$38,331	$33,706	$28,601
Fee and asset management	2,200	1,717	2,516
General and administrative	72,365	62,506	60,413
Interest	129,815	133,395	113,424
Depreciation and amortization	582,014	574,813	577,020
Expense/(benefit) on deferred compensation plans	12,629	15,398	(19,637)
Total other expenses	$837,354	$821,535	$762,337
Impairment associated with land development activities	(40,988)	—	—
Loss on early retirement of debt	(921)	(2,513)	—
Gain on sale of operating properties	43,806	225,416	36,372
Gain on acquisition of unconsolidated joint venture interests	—	—	474,146
Equity in income of joint ventures	—	—	3,048
Income from continuing operations before income taxes	$173,766	$414,203	$664,474
Income tax expense	(2,926)	(3,650)	(2,966)
Net income	$170,840	$410,553	$661,508
Net income allocated to non-controlling interests	(7,547)	(7,244)	(7,895)
Net income attributable to common shareholders	$163,293	$403,309	$653,613

Total earnings per common share – basic	1.50	3.71	6.07
Total earnings per common share – diluted	1.50	3.70	6.04
Weighted average number of common shares outstanding – basic	108,491	108,653	107,605
Weighted average number of common shares outstanding – diluted	108,539	109,399	108,388

Consolidated Statements of Comprehensive Income
Net income	$170,840	$410,553	$661,508
Other comprehensive income
Unrealized gain/(loss) on cash flow hedging activities	85	(728)	—
Unrealized gain/(loss) and unamortized prior service cost on post retirement obligation	(18)	(183)	489
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	2,159	1,433	1,476
Comprehensive income	$173,066	$411,075	$663,473
Net income allocated to non-controlling interests	(7,547)	(7,244)	(7,895)
Comprehensive income attributable to common shareholders	$165,519	$403,831	$655,578
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
(in thousands, except share data)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Equity, December 31, 2021	$1,126	$5,363,530	$(829,453)	$(333,974)	$(3,739)	$68,765	$4,266,255
Net income			653,613			7,895	661,508
Other comprehensive income					1,965		1,965
Common shares issued (3,059 shares)	30	516,728					516,758
Net share awards		15,999		4,763			20,762
Employee share purchase plan		1,296		554			1,850
Conversion of operating partnership units (7 shares)		320				(320)	—
Cash distributions declared to equity holders ($3.76 per share)			(405,692)			(6,039)	(411,731)
Other		(419)		(27)			(446)
Equity, December 31, 2022	$1,156	$5,897,454	$(581,532)	$(328,684)	$(1,774)	$70,301	$5,056,921
Net income			403,309			7,244	410,553
Other comprehensive income					522		522
Net share awards		16,552		7,695			24,247
Employee share purchase plan		1,187		625			1,812
Conversion/redemption of operating partnership units (3 shares)		72				(200)	(128)
Cash distributions declared to equity holders ($4.00 per share)			(435,428)			(6,331)	(441,759)
Other		(397)					(397)
Equity, December 31, 2023	$1,156	$5,914,868	$(613,651)	$(320,364)	$(1,252)	$71,014	$5,051,771
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except share data)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Equity, December 31, 2023	$1,156	$5,914,868	$(613,651)	$(320,364)	$(1,252)	$71,014	$5,051,771
Net income			163,293			7,547	170,840
Other comprehensive income					2,226		2,226
Net share awards		14,361		9,782			24,143
Employee share purchase plan		1,502		847			2,349
Common shares repurchased				(49,997)			(49,997)
Cash distributions declared to equity holders ($4.12 per share)			(447,573)			(6,570)	(454,143)
Other	2	(2)					—
Equity, December 31, 2024	$1,158	$5,930,729	$(897,931)	$(359,732)	$974	$71,991	$4,747,189
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$170,840	$410,553	$661,508
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	582,014	574,813	577,020
Loss on early retirement of debt	921	2,513	—
Gain on sale of operating properties	(43,806)	(225,416)	(36,372)
Gain on acquisition of unconsolidated joint venture interests	—	—	(474,146)
Impairment associated with land development activities	40,988	—	—
Distributions of income from joint ventures	—	—	3,015
Equity in income of joint ventures	—	—	(3,048)
Share-based compensation	15,166	14,512	12,822
Net change in operating accounts and other	8,754	17,975	3,913
Net cash from operating activities	$774,877	$794,950	$744,712
Cash flows from investing activities
Development and capital improvements, including land	$(393,735)	$(410,934)	$(449,431)
Acquisition of operating properties, including joint venture interests, net of cash acquired	—	—	(1,066,051)
Net proceeds from sales of operating properties	114,474	290,663	70,536
Increase in non-real estate assets	(3,800)	(5,597)	(4,407)
Other	(2,169)	(1,259)	(6,831)
Net cash from investing activities	$(285,230)	$(127,127)	$(1,456,184)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$586,000	$1,335,000	$758,000
Repayments on unsecured revolving credit facility	(408,000)	(1,377,000)	(716,000)
Repayment of notes payable, including prepayment penalties	(800,000)	(437,749)	(350,000)
Proceeds from notes payable	395,952	498,235	300,000
Distributions to common shareholders and non-controlling interests	(450,965)	(434,875)	(396,822)
Proceeds from issuance of common shares	—	—	516,758
Payment of deferred financing costs	(2,878)	(3,114)	(10,948)
Repurchase of common shares	(49,997)	—	—
Other	4,403	2,289	8,942
Net cash from financing activities	$(725,485)	$(417,214)	$109,930
Net increase (decrease) in cash, cash equivalents, and restricted cash	(235,838)	250,609	(601,542)
Cash, cash equivalents, and restricted cash, beginning of year	268,047	17,438	618,980
Cash, cash equivalents, and restricted cash, end of year	$32,209	$268,047	$17,438
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$21,045	$259,686	$10,687
Restricted cash	11,164	8,361	6,751
Total cash, cash equivalents, and restricted cash, end of year	$32,209	$268,047	$17,438
Supplemental information
Cash paid for interest, net of interest capitalized	$129,637	$128,870	$111,069
Cash paid for income taxes	2,816	3,591	3,216
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$113,549	$110,427	$103,628
Value of shares issued under benefit plans, net of cancellations	25,134	24,850	21,526
Accrual associated with construction and capital expenditures	24,097	23,706	20,151
Acquisition of joint venture interests:
Mortgage debt assumed	—	—	514,554
Other liabilities	—	—	39,168
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of December 31, 2024, we owned interests in, operated, or were developing 177 multifamily properties comprised of 59,996 apartment homes across the United States. Of the 177 properties, three properties were under construction, and will consist of a total of 1,138 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights, and participating rights. As of December 31, 2024, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of December 31, 2024, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
We did not recognize amortization expense related to in-place leases or revenue related to net below-market leases during the years ended December 31, 2024 and 2023. We recognized amortization expense related to in-place leases of approximately $50.3 million and recognized revenue related to net below-market leases of approximately $8.6 million for the year ended December 31, 2022.
During the year ended December 31, 2022, the weighted average amortization period for in-place leases was approximately eight months, and the weighted average amortization periods for net below-market leases was approximately seven months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. In addition, we evaluate our equity investments in joint ventures, if any, and if we believe there is an other than temporary decline in market value of our investment below our carrying value, we will record an impairment charge.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $17.9 million, $20.2 million, and $18.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Capitalized real estate taxes were approximately $3.2 million, $3.4 million, and $4.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Cash Flow Hedges. For derivative instruments which are designated and qualify as a cash flow hedge, the derivative's gain or loss is reported as a component to other comprehensive income ("OCI") and recorded in accumulated other comprehensive income ("AOCI") on our consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on our consolidated statements of income and comprehensive income.
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
Financial Instrument Fair Value Disclosures. As of December 31, 2024 and 2023, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note, and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts which are accounted for pursuant to ASC 842, Leases, and presented as property revenues, and include rental revenue under contractual terms for other services provided to our customers. As a lessor, we made elections pursuant to ASC 842 to 1) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and 2) exclude from lease revenues the sales taxes collected from lessees and certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. A detail of our material revenue streams are discussed below:
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
As of December 31, 2024, our average residential lease term was approximately fourteen months with all other commercial leases averaging longer lease terms. We anticipate property revenue from existing leases as follows:

(in millions)
Year ending December 31,	Operating Leases
2025	$871.6
2026	51.2
2027	3.3
2028	3.0
2029	2.6
Thereafter	3.6
Total	$935.3
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms.
Insurance. Our primary lines of insurance coverage are property, general liability, health, workers compensation, and cybersecurity. We believe our insurance coverage adequately insures our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils and adequately insures us against other risks. Losses are accrued based upon our estimates of the aggregate liability for claims incurred as well as using certain actuarial assumptions followed in the insurance industry and based on our experience.
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, technology investments, non-real estate leasehold improvements and equipment, notes receivable, derivatives, operating lease right-of-use ("ROU") assets, prepaid expenses, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. For a further discussion of our investments under deferred compensation plans, see Note 10. "Share-based Compensation and Benefit Plans." Deferred financing costs are related to our unsecured revolving credit facility, and are amortized no longer than the terms of the related facility on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment includes expenditures related to renovation and construction of office space we lease. These leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which generally range from three to ten years.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have virtually no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $16.6 million and $14.3 million at December 31, 2024 and 2023, respectively. These investments are included in other assets, net in our consolidated balance sheets and we did not record any impairments during the years ended December 31, 2024, 2023, or 2022 relating to these investments.
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
Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires reportable segment disclosures of significant segment expenses provided to the chief operating decision makers ("CODMs"). The standard does not change the definition of a reportable segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. We have adopted ASU 2023-07 in our 2024 Form 10-K, as disclosed in Note 14. "Reportable Segments", and this adoption did not have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures to enhance the transparency regarding income tax information through the use of a rate reconciliation table and disclosure of net taxes paid, detailed by federal, state, and foreign taxes and, if applicable, further detailed by specific jurisdictions if the amount exceeds a qualitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. This standard may be applied either on a prospective basis or on a retrospective basis. We expect to adopt ASU 2023-09 in our 2025 Form 10-K and expect the enhanced presentation of income tax disclosures will have no impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items disclosed on the face of the income statement. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion, and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis. We expect to adopt ASU 2024-03 for the fiscal year ending December 31, 2027, and are in the process of analyzing the impact of the ASU on our related disclosures.

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
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million for the year ended December 31, 2024 and approximately 1.0 million for each of the years ended December 31, 2023 and 2022. These securities, which include share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Earnings per common share calculation – basic
Net income attributable to common shareholders	$163,293	$403,309	$653,613
Amount allocated to participating securities	(295)	(646)	(990)
Net income attributable to common shareholders – basic	$162,998	$402,663	$652,623

Total earnings per common share – basic	$1.50	$3.71	$6.07

Weighted average number of common shares outstanding – basic	108,491	108,653	107,605

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$162,998	$402,663	$652,623
Income allocated to common units from continuing operations	—	2,086	1,452
Net income attributable to common shareholders – diluted	$162,998	$404,749	$654,075

Total earnings per common share – diluted	$1.50	$3.70	$6.04

Weighted average number of common shares outstanding – basic	108,491	108,653	107,605
Incremental shares issuable from assumed conversion of:
Share awards granted	48	21	50
Common units	—	725	733
Weighted average number of common shares outstanding – diluted	108,539	109,399	108,388
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
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. In 2024, we repurchased 515,974 common shares for approximately $50.0 million, at an average price of $96.88 per share. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was approximately $450.0 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2024, we had approximately 106.7 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In the first quarter of 2025, the Company's Board of Trust Managers declared a first quarter dividend of $1.05 per common share to our common shareholders of record as of March 31, 2025.
5. Operating Partnerships
At December 31, 2024, approximately 4% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. ("Camden Operating" or the "operating partnership"). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2024, we held approximately 93% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.7 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units.
At December 31, 2024, approximately 26% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the "Camden Summit Partnership"). Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2024, we held approximately 95% of the outstanding common limited partnership units and the sole 1% general partnership interest of Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 0.9 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election and holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units.
We have Tax Protection Agreements, as amended, protecting the negative tax capital of certain holders of common units of limited partnership interest in the Camden Summit Partnership. The negative tax capital accounts of these certain unitholders totaled approximately $23.7 million in the aggregate as of December 31, 2024. We currently have a $40.0 million two-year unsecured floating rate term loan with an unrelated third party which supports the negative tax capital accounts.

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
We have recorded income, franchise, and excise taxes in the consolidated statements of income and comprehensive income for the years ended December 31, 2024, 2023, and 2022 as income tax expense. Income taxes for the tax years ended December 31, 2024, 2023, and 2022, were comprised mainly of state income and franchise taxes, and federal taxes related to our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains, or return of capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2024, 2023, and 2022 is set forth in the following table:

	Year Ended December 31,
	2024	2023	2022
Common Share Distributions (1)
Ordinary income	$3.29	$2.54	$—
Long-term capital gain	0.53	1.90	0.48
Return of capital	—	—	2.26
Unrecaptured Sec. 1250 gain	0.30	0.50	0.08
Total	$4.12	$4.94	$2.82
(1) The $1.03 per share distribution paid on January 17, 2025 was considered a 2024 distribution for federal income tax purposes and was subject to taxation based on our 2024 earnings and profits. The $1.00 per share distribution per share paid on January 17, 2024 was considered a 2023 distribution for federal income tax purposes and was subject to taxation based on our 2023 earnings. The $0.94 per share distribution per share paid on January 17, 2023 was also considered a 2023 distribution for federal income tax purposes and was also subject to taxation based on our 2023 earnings.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2024 exceeded the tax basis by approximately $1.5 billion.
The income tax returns of Camden Property Trust and its subsidiaries are subject to examination by federal, state, and local tax jurisdictions for years 2021 through 2023. Tax attributes generated in years prior to 2020 are also subject to challenge in any examination of those tax years. We believe we have no uncertain tax positions or unrecognized tax benefits requiring disclosure as of and for the periods presented.
7. Acquisitions, Dispositions, and Impairments
Acquisitions of Land. We did not acquire any land during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, we acquired for future development purposes two parcels of land totaling approximately 42.6 acres in Charlotte, North Carolina for an aggregate cost of approximately $32.7 million; approximately 3.8 acres of land in Nashville, Tennessee for approximately $30.5 million; and approximately 15.9 acres of land in Richmond, Texas for approximately $7.8 million.
Asset Acquisition of Operating Properties. We did not acquire any operating properties during the years ended December 31, 2024 and 2023. On April 1, 2022, we purchased the remaining 68.7% ownership interests in two unconsolidated discretionary investment funds (collectively, "the Funds" or "the acquisition of the Funds") for cash consideration of approximately $1.1 billion, after adjusting for our assumption of approximately $515.0 million of existing secured mortgage debt of the Funds which remained outstanding. As a result of this acquisition, we now own 100% ownership interests in 22 multifamily communities comprised of 7,247 units located in Houston, Austin, Dallas, Tampa, Raleigh, Orlando, Washington D.C., Charlotte, and Atlanta. Prior to the acquisition, we accounted for our 31.3% ownership interests in each of these Funds in accordance with the equity method of accounting.

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
In January 2025, we purchased one operating property comprised of 352 homes located in the Austin, Texas metropolitan area for approximately $67.7 million.
Sale of Operating Properties. During the year ended December 31, 2024, we sold one operating property comprised of 592 apartment homes located in Atlanta, Georgia, for approximately $115.0 million and recognized a gain of approximately $43.8 million. During the year ended December 31, 2023, we sold two operating properties comprised of an aggregate of 852 apartment homes located in Costa Mesa, California for an aggregate of approximately $293.1 million and recognized a gain of approximately $225.3 million. During the year ended December 31, 2022, we sold one operating property comprised of 245 apartment homes located in Largo, Maryland for approximately $71.9 million and recognized a gain of approximately $36.4 million.
Impairments. The impairment associated with land development activities for the year ended December 31, 2024 of approximately $41.0 million related to land holdings for three land parcels as a result of strategic decisions regarding the reduction of exposure in certain markets. These impairment charges are the difference between each parcel's estimated fair value and the carrying value, which included the original purchase price and other capitalized development costs. We did not record any impairment charges for the years ended December 31, 2023 and 2022.

8. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2024	2023
Commercial banks
5.52% Term loan, due 2026	$39.9	$39.9
6.21% Term loan, due 2024	—	300.0
5.14% Unsecured revolving credit facility	178.0	—
	$217.9	$339.9

Senior unsecured notes
4.36% Notes, due 2024	—	250.0
3.68% Notes, due 2024	—	249.7
5.75% Notes, due 2026 (1)	503.3	508.6
3.74% Notes, due 2028	399.1	398.7
3.67% Notes, due 2029 (2)	596.8	596.1
2.91% Notes, due 2030	746.0	745.4
5.06% Notes, due 2034	395.2	—
3.41% Notes, due 2049	296.9	296.9
	$2,937.3	$3,045.4

Total unsecured notes payable	$3,155.2	$3,385.3

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.4	$291.3
3.87% note, due 2028	39.0	38.8
Total secured notes payable	$330.4	$330.1

Total notes payable (3)	$3,485.6	$3,715.4

Value of real estate assets, at cost, subject to secured notes	$1,358.6	$1,342.2
(1)Balances are increased by $5.3 million and $11.6 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of December 31, 2024 and 2023, respectively. See Note 9. "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2)The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3)Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $13.3 million and $5.5 million as of December 31, 2024 and 2023, respectively.
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six- months Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s price rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2024 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our revolving credit facility, it does reduce the amount available. At December 31, 2024, we had outstanding letters of credit totaling $27.5 million and approximately $1.0 billion available under our unsecured revolving credit facility.
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
In January 2024, we utilized a portion of the net proceeds from the 2034 Notes to repay the $300.0 million, 6.21% unsecured term loan due in August 2024. Additionally, in January 2024, we utilized cash on hand to repay the principal amount of our 4.36% senior unsecured notes payable, which matured on January 15, 2024, for a total of $250.0 million, plus accrued interest. As a result of this early repayment of the $300.0 million unsecured term loan, we expensed approximately $0.9 million of unamortized loan costs, which are reflected in the loss on early retirement of debt in our consolidated statements of income and comprehensive income.
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
We had outstanding floating rate debt of approximately $721.2 million and $848.5 million, at December 31, 2024 and 2023, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of the interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 5.6% and 6.5% at December 31, 2024 and 2023, respectively.
Our indebtedness had a weighted average maturity of 6.2 years at December 31, 2024. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2024:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
2025	$(3.6)	—%
2026	565.9	5.7
2027	350.5	4.5
2028	529.9	3.8
2029	598.2	3.8
Thereafter	1,444.7	3.6
Total	$3,485.6	4.1%
(1)Includes all available extension options.
(2)Includes amortization of debt discounts, debt issuance costs, and fair market value adjustments.
(3)Includes the effects of the applicable settled derivatives.
9. Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives. We are exposed to certain risks arising from both our business operations and economic conditions. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we may enter into derivative financial instruments to manage exposures arising from business activities resulting in differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings. We do not utilize derivative financial instruments for trading or speculative purposes. See Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" for a further discussion of derivative financial instruments.
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at December 31, 2024 or material cash flow hedges at December 31, 2023.
We recognized an unrealized gain in other comprehensive income of $0.8 million and an unrealized loss of $0.7 million at December 31, 2024 and 2023, respectively. There were no unrealized gains or losses recognized for the year ended December 31, 2022. Approximately $1.3 million, $1.4 million, and $1.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods during the years ended December 31, 2024, 2023, and 2022, respectively.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair value of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At December 31, 2024 and 2023, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. Refer to Note 8. "Notes Payable" for further discussion of the $500.0 million notes due 2026.
Refer to Note 11. "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.
10. Share-based Compensation and Benefit Plans
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by the Company’s shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include subsidiaries' officers and employees, Trust Managers, and certain of our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as set forth as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of December 31, 2024, there were approximately 4.3 million common shares available under the 2018 Share Plan, which would result in approximately 1.2 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $16.1 million, $15.8 million, and $14.2 million for 2024, 2023, and 2022, respectively. Total capitalized compensation cost for share awards was approximately $5.3 million, $5.9 million, and $4.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
A summary of activity under our share incentive plans for the year ended December 31, 2024 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2023	174,164	$126.46
Granted	272,764	96.31
Exercised/Vested	(220,988)	107.44
Forfeited	(9,750)	106.37
Total nonvested share awards outstanding at December 31, 2024	216,190	$108.07
Share Awards and Vesting. Share awards for employees generally vest over three years and are valued at the market value of the shares on the grant date. In the event the holder of the share awards attains at least age 65, and with respect to an employee, also attain at least ten or more years of service ("Retirement Eligibility") before the term in which the awards are scheduled to vest, the value of the share awards to such individual is amortized from the date of grant to the individual's Retirement Eligibility date. All new share awards granted after reaching Retirement Eligibility vest on the date of grant.
At December 31, 2024, 2023, and 2022, the weighted average fair value of share awards granted was $96.31, $117.02 and $161.91, respectively. The total fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was approximately $23.7 million, $24.7 million, and $19.4 million, respectively. At December 31, 2024, the unamortized value of previously issued unvested share awards was approximately $13.7 million which is expected to be amortized over the next two years.

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

	2024	2023	2022
Shares purchased	21,435	17,306	15,353
Weighted average fair value of shares purchased	$109.63	$104.26	$119.15
Expense recorded (in millions)	$0.4	$0.2	$0.2
Rabbi Trust. We established a rabbi trust for a select group of participants in which share awards granted under the share incentive plan and salary and other cash amounts earned may be deposited and was in use for deferrals made prior to 2005, including bonuses related to service in 2004 but paid in 2005. The rabbi trust was an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2024 and 2023, approximately 0.7 million and 1.0 million share awards, respectively, were held in the rabbi trust. Additionally, as of December 31, 2024 and 2023, the rabbi trust held trading securities totaling approximately $13.2 million and $9.7 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2024 and December 31, 2023, approximately $9.0 million and $11.9 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in "Accounts receivable-affiliates" in our consolidated balance sheets.
Non-Qualified Deferred Compensation. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 1.2 million and 1.1 million share awards were held in the plan at December 31, 2024 and 2023, respectively. Additionally, as of December 31, 2024 and 2023, the plan held trading securities totaling approximately $120.9 million and $122.3 million, respectively, which represents cash deferrals made by plan participants and diversification of share awards within the plan to trading securities. The value of this plan is recorded in other assets, net, within our consolidated balance sheets. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
401(k) Savings Plan. We have a 401(k) savings plan which is a voluntary defined contribution plan, and provides participating employees the ability to elect to contribute up to 60 percent of eligible compensation, subject to limitations as defined by the federal tax code, with the Company making matching contributions up to a predetermined limit. The matching contributions made for the years ended December 31, 2024, 2023, and 2022 were each approximately $3.4 million. Employees become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service.

11. Fair Value Measurements
The following disclosures present information about our fair value measurements using the inputs and fair value hierarchy discussed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements".
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023.
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2024				December 31, 2023
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$134.1	$—	$—	$134.1	$132.0	$—	$—	$132.0
Derivative financial instruments (fair value hedge)	—	5.3	—	$5.3	—	11.6	—	$11.6
Other Liabilities
Derivative financial instruments (cash flow hedge)	—	—	—	$—	—	0.7	—	$0.7
(1)Approximately $17.7 million and $10.9 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2024 and 2023, respectively.
Nonrecurring Fair Value Disclosures. During the year ended December 31, 2024, we recognized an impairment of approximately $41.0 million related to three land holdings, as further disclosed in Note 7. "Acquisitions, Dispositions, and Impairments". The fair market value of the impaired land holdings totaled approximately $46.7 million, which was determined using Level 3 inputs primarily based on comparable sales. We did not have any non-recurring fair value measurements during the year ended December 31, 2023.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,764.4	$2,528.6	$2,866.9	$2,651.6
Floating rate notes payable (1)	721.2	733.0	848.5	864.9
(1)Includes the senior unsecured notes payable and a term loan due in 2026 at December 31, 2024 and 2023, and includes balances outstanding under our unsecured revolving credit facility at December 31, 2024. At December 31, 2023, amount also includes a term loan due in 2024.
12. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Change in assets:
Other assets, net	$(8,731)	$(1,951)	$(13,950)
Change in liabilities:
Accounts payable and accrued expenses	(3,336)	13,639	(2,990)
Accrued real estate taxes	(17,776)	968	22,901
Other liabilities	34,717	2,018	(6,207)
Other	3,880	3,301	4,159
Change in operating accounts and other	$8,754	$17,975	$3,913

13. Commitments and Contingencies
Construction Contracts. As of December 31, 2024, we estimate the additional cost to complete the three projects currently under construction to be approximately $243.6 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings, or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by RealPage, Inc. (“RealPage”), a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation has consolidated 43 cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee. Separate and apart from these private causes of action, on November 1, 2023, we, along with 13 other owners and/or operators of multifamily housing and RealPage were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of the District of Columbia. On February 28, 2024, we, along with 11 other owners and/or operators of multifamily housing and RealPage were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of Arizona. On January 7, 2025, we, along with six other owners and/or operators of multifamily housing, were named in a civil lawsuit brought by the U.S. Department of Justice and ten states against RealPage with similar allegations. Additionally, we have been informed by other state regulators they are investigating this matter. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2024, we had approximately $2.6 million of earnest money deposits for potential acquisitions included in other assets, net in our consolidated balance sheet of which $0.5 million is non-refundable.
Lease Commitments. Substantially all of our operating leases recorded in our consolidated balance sheets are related to office facility leases. We had no significant changes to our lessee lease commitments for the year ended December 31, 2024. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or ROU assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred.

The following is a summary of our operating lease related information:

($ in millions)		As of December 31,
Balance sheet	Classification	2024	2023
ROU assets, net	Other assets, net	$2.5	$4.4
Operating lease liabilities	Other liabilities	$3.2	$6.0

($ in millions)		Year ended
Statement of income and comprehensive income	Classification	2024	2023
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$2.6	$2.7
Variable lease expense	General and administrative expenses and property management expenses	1.1	1.2
Total lease expense		$3.7	$3.9

($ in millions)		Year ended
Statement of cash flows	Classification	2024	2023
Cash flows from operating leases	Net cash from operating activities	$2.4	$2.6
Supplemental lease information
Weighted average remaining lease term (years)		1.6	2.4
Weighted average discount rate - operating leases (1)		4.9%	5.1%
(1)We use a secured incremental borrowing rate, as defined by ASC 842, Leases, based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.
The following is a summary of our maturities of our lease liabilities as of December 31, 2024:

(in millions)
Year ending December 31,	Operating Leases
2025	$2.5
2026	0.6
2027	0.2
2028	—
2029	—
Thereafter	—
Discount for time value	(0.1)
Lease liability as of December 31, 2024 (1)	$3.2
(1) In June 2024, the Company entered into a new corporate headquarters operating lease with future minimum payments in aggregate of approximately $29.6 million. As of December 31, 2024, this lease has not commenced and is not reflected on our consolidated balance sheets. This lease is expected to commence in the fourth quarter of fiscal year 2025 with a lease term of 12 years.
Employment Agreements. At December 31, 2024, we had employment agreements with 13 of our senior officers, the terms of which expire at various times through August 20, 2025. These agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments and 12 provide a gross-up payment, or equivalent, if certain situations occur, such as termination without cause, or termination due to a change of control. In the case of 11 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause, 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties, and in the case of termination through death or disability, the severance equals one times the annual base salary and targeted cash bonus for eight agreements, and incentive bonus in the case of three agreements. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause, termination through death or disability, or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
Hurricanes. During the year ended December 31, 2024, we had hurricane related expenses of approximately $4.2 million of costs, net of anticipated insurance recoveries.

14. Reportable Segment
Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on size or type and each community has similar long-term economic characteristics and provides similar products and services to our residents. Additionally, all of our operations are within the continental United States and no multifamily apartment community comprises more than 1.5% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment.
The CODMs include the President and Chief Financial Officer and the Executive Vice President - Chief Operating Officer. The CODMs primarily assess performance of the Company based upon net operating income ("NOI"). The measure of segment assets, as defined in ASU 2023-07, is reported on the balance sheets as total consolidated assets. NOI is measured as total property revenues less total property operating expenses as reported on the consolidated statements of income and comprehensive income. NOI excludes non-property revenues, other expenses, transactional gains and losses, equity in income of joint ventures, and income taxes. We consider NOI to be an appropriate measure of operating performance because it reflects the ongoing profitability and performance of our communities without an allocation of corporate level management expense or general and administrative costs. The CODMs utilize NOI to evaluate year-over-year growth of our communities from prior periods, as well as to monitor budget to actual results in assessing performance, allocating resources, and establishing compensation.
The following table details NOI and significant expenses for the years ended December 31:

(in thousands)	2024	2023	2022
Property revenues	$1,543,842	$1,542,027	$1,422,756
Property expenses:
Real estate taxes	(193,124)	(195,009)	(182,344)
Salaries and benefits for on-site employees	(102,776)	(98,122)	(92,275)
Utilities	(107,819)	(104,126)	(96,534)
Repairs and maintenance	(70,516)	(69,435)	(61,141)
Other non-significant property segment expenses (a)	(84,570)	(82,228)	(65,787)
Net operating income	985,037	993,107	924,675
Non-property income/(loss)	24,186	19,728	(11,430)
Other expenses (b)	(125,525)	(113,327)	(71,893)
Interest expense	(129,815)	(133,395)	(113,424)
Depreciation and amortization	(582,014)	(574,813)	(577,020)
Impairment associated with land development activities	(40,988)	—	—
Loss on early retirement of debt	(921)	(2,513)	—
Gain on sale of operating properties	43,806	225,416	36,372
Gain on acquisition of unconsolidated joint venture interests	—	—	474,146
Equity in income of joint ventures	—	—	3,048
Income tax expense	(2,926)	(3,650)	(2,966)
Net income	$170,840	$410,553	$661,508
(a) Other non-significant property segment expenses, include the following other property and maintenance expenses: property insurance, marketing and leasing, property general and administrative, and other property expenses.
(b) Other expenses include property management, fee and asset management, general and administrative, and expense/(benefit) on deferred compensation plans.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2024 ($ amounts in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:
ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,429	$2,267	$5,511	$64,696	$70,207	$23,345	$46,862	$—	2016
Camden Copper Square	4,825	23,672	20,116	4,825	43,788	48,613	29,720	18,893	—	2000
Camden Foothills	11,006	33,712	1,936	11,006	35,648	46,654	13,749	32,905	—	2014
Camden Legacy	4,068	26,612	28,818	4,068	55,430	59,498	43,470	16,028	—	1998
Camden Montierra	13,687	31,727	13,372	13,687	45,099	58,786	18,631	40,155	—	2012
Camden North End	16,108	82,620	953	16,108	83,573	99,681	33,199	66,482	—	2019
Camden North End II	10,176	70,097	512	10,176	70,609	80,785	21,616	59,169	—	2021
Camden Old Town Scottsdale	23,227	71,784	5,266	23,227	77,050	100,277	28,765	71,512	—	2019
Camden Pecos Ranch	3,362	24,492	14,831	3,362	39,323	42,685	18,410	24,275	—	2012
Camden San Marcos	11,520	35,166	17,696	11,520	52,862	64,382	21,536	42,846	—	2012
Camden San Paloma	6,480	23,045	23,656	6,480	46,701	53,181	28,950	24,231	—	2002
Camden Sotelo	3,376	30,576	4,460	3,376	35,036	38,412	13,318	25,094	—	2013
Camden Tempe	9,248	35,254	1,788	9,248	37,042	46,290	13,953	32,337	—	2015
Camden Tempe II	18,518	89,317	484	18,518	89,801	108,319	15,956	92,363	—	2023
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	25,514	9,381	79,724	89,105	51,457	37,648	—	2001
Camden Glendale	21,492	96,158	5,053	21,492	101,211	122,703	35,986	86,717	—	2015
Camden Harbor View	16,079	127,459	50,706	16,079	178,165	194,244	109,984	84,260	—	2003
Camden Main and Jamboree	17,363	75,387	17,412	17,363	92,799	110,162	39,360	70,802	—	2008
The Camden	18,286	118,730	3,001	18,286	121,731	140,017	40,220	99,797	—	2016
San Diego/Inland Empire
Camden Hillcrest	20,409	72,487	507	20,409	72,994	93,403	16,787	76,616	—	2021
Camden Landmark	17,339	71,315	16,782	17,339	88,097	105,436	34,952	70,484	—	2012
Camden Old Creek	20,360	71,777	11,133	20,360	82,910	103,270	47,239	56,031	—	2007
Camden Sierra at Otay Ranch	10,585	49,781	18,469	10,585	68,250	78,835	44,697	34,138	—	2003
Camden Tuscany	3,330	36,466	12,296	3,330	48,762	52,092	31,386	20,706	—	2003
Camden Vineyards	4,367	28,494	13,984	4,367	42,478	46,845	26,340	20,505	—	2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	13,797	8,091	57,800	65,891	25,045	40,846	—	2012
Camden Caley	2,047	17,445	14,000	2,047	31,445	33,492	23,930	9,562	—	2000
Camden Denver West	6,396	51,552	16,270	6,396	67,822	74,218	30,724	43,494	—	2012
Camden Flatirons	$6,849	$72,631	$2,973	$6,849	$75,604	$82,453	$29,214	$53,239	$—	2015
Camden Highlands Ridge	2,612	34,726	27,058	2,612	61,784	64,396	45,522	18,874	—	1996
Camden Interlocken	5,293	31,612	27,678	5,293	59,290	64,583	42,356	22,227	—	1999
Camden Lakeway	3,915	34,129	35,333	3,915	69,462	73,377	51,814	21,563	—	1997
Camden Lincoln Station	4,648	51,762	1,105	4,648	52,867	57,515	18,937	38,578	—	2017
Camden RiNo	15,989	63,147	468	15,989	63,615	79,604	20,988	58,616	—	2020
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	7,641	4,835	30,245	35,080	19,034	16,046	—	2005
Camden College Park	16,409	91,503	17,814	16,409	109,317	125,726	47,474	78,252	—	2008
Camden Dulles Station	10,807	61,548	15,679	10,807	77,227	88,034	40,794	47,240	—	2008
Camden Fair Lakes	15,515	104,223	20,065	15,515	124,288	139,803	74,135	65,668	—	2005
Camden Fairfax Corner	8,484	72,953	15,797	8,484	88,750	97,234	51,824	45,410	—	2006
Camden Fallsgrove	9,408	43,647	9,416	9,408	53,063	62,471	32,009	30,462	—	2005
Camden Grand Parc	7,688	35,900	9,948	7,688	45,848	53,536	25,495	28,041	—	2005
Camden Lansdowne	15,502	102,267	31,509	15,502	133,776	149,278	83,799	65,479	—	2005
Camden Monument Place	9,030	54,089	13,133	9,030	67,222	76,252	36,909	39,343	—	2007
Camden NoMa	19,442	82,306	3,382	19,442	85,688	105,130	33,820	71,310	—	2014
Camden NoMa II	17,331	91,211	508	17,331	91,719	109,050	43,957	65,093	—	2017
Camden Potomac Yard	16,498	88,317	17,238	16,498	105,555	122,053	56,598	65,455	—	2008
Camden Roosevelt	11,470	45,785	9,426	11,470	55,211	66,681	32,589	34,092	—	2005
Camden Shady Grove	24,177	89,820	2,096	24,177	91,916	116,093	40,215	75,878	—	2018
Camden Silo Creek	9,707	45,301	11,834	9,707	57,135	66,842	34,410	32,432	—	2005
Camden South Capitol	24,829	117,638	906	24,829	118,544	143,373	20,953	122,420	51,577	2022
Camden Washingtonian	13,512	75,134	890	13,512	76,024	89,536	29,067	60,469	—	2018
FLORIDA
Southeast Florida
Camden Atlantic	9,000	93,340	199	9,000	93,539	102,539	13,837	88,702	—	2022
Camden Aventura	12,185	47,616	19,548	12,185	67,164	79,349	42,070	37,279	—	2005
Camden Boca Raton	2,201	50,057	2,541	2,201	52,598	54,799	19,839	34,960	—	2014
Camden Brickell	14,621	57,031	46,518	14,621	103,549	118,170	62,777	55,393	—	2005
Camden Doral	10,260	40,416	11,324	10,260	51,740	62,000	31,474	30,526	—	2005
Camden Doral Villas	6,476	25,543	10,660	6,476	36,203	42,679	23,032	19,647	—	2005
Camden Las Olas	12,395	79,518	46,540	12,395	126,058	138,453	73,538	64,915	—	2005
Camden Plantation	6,299	77,964	25,426	6,299	103,390	109,689	60,184	49,505	—	2005
Camden Portofino	9,867	38,702	18,783	9,867	57,485	67,352	32,956	34,396	—	2005
Orlando
Camden Hunter's Creek	4,156	20,925	9,009	4,156	29,934	34,090	19,242	14,848	—	2005
Camden Lago Vista	3,497	29,623	8,203	3,497	37,826	41,323	24,278	17,045	—	2005
Camden Lake Eola	$11,374	$113,700	$966	$11,374	$114,666	$126,040	$29,172	$96,868	$—	2021
Camden LaVina	12,907	42,617	14,013	12,907	56,630	69,537	23,381	46,156	—	2012
Camden Lee Vista	4,350	34,643	22,570	4,350	57,213	61,563	40,533	21,030	—	2000
Camden North Quarter	9,990	68,471	2,628	9,990	71,099	81,089	26,573	54,516	—	2018
Camden Orange Court	5,319	40,733	12,063	5,319	52,796	58,115	26,320	31,795	—	2008
Camden Thornton Park	11,711	74,628	10,611	11,711	85,239	96,950	29,068	67,882	—	2018
Camden Town Square	13,127	45,997	3,195	13,127	49,192	62,319	20,613	41,706	—	2012
Camden Waterford Lakes	19,504	65,647	1,238	19,504	66,885	86,389	15,024	71,365	29,272	2022
Camden World Gateway	5,785	51,821	18,329	5,785	70,150	75,935	39,281	36,654	—	2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	42,177	7,450	105,460	112,910	75,083	37,827	—	1998/2002
Camden Central	21,780	149,251	3,255	21,780	152,506	174,286	35,857	138,429	—	2021
Camden Montague	3,576	16,534	1,926	3,576	18,460	22,036	8,407	13,629	—	2012
Camden Pier District	21,149	105,383	5,323	21,149	110,706	131,855	41,159	90,696	—	2018
Camden Preserve	1,206	17,982	16,083	1,206	34,065	35,271	28,453	6,818	—	1997
Camden Royal Palms	2,147	38,339	13,151	2,147	51,490	53,637	25,456	28,181	—	2007
Camden Visconti	27,031	114,061	4,238	27,031	118,299	145,330	24,096	121,234	38,189	2022
Camden Westchase Park	11,955	36,254	10,267	11,955	46,521	58,476	17,891	40,585	—	2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	21,031	7,174	53,015	60,189	33,480	26,709	—	2005
Camden Buckhead	7,761	156,926	1,022	7,761	157,948	165,709	39,240	126,469	—	2022
Camden Buckhead Square	13,200	43,785	3,487	13,200	47,272	60,472	15,378	45,094	—	2017
Camden Creekstone	5,017	19,912	7,813	5,017	27,725	32,742	13,224	19,518	—	2012
Camden Deerfield	4,895	21,922	17,916	4,895	39,838	44,733	25,589	19,144	—	2005
Camden Dunwoody	5,290	23,642	20,471	5,290	44,113	49,403	25,458	23,945	—	2005
Camden Fourth Ward	10,477	51,258	3,252	10,477	54,510	64,987	21,560	43,427	—	2014
Camden Midtown Atlanta	6,196	33,828	14,948	6,196	48,776	54,972	31,633	23,339	—	2005
Camden Paces	15,262	102,521	3,910	15,262	106,431	121,693	40,923	80,770	—	2015
Camden Peachtree City	6,536	29,063	11,060	6,536	40,123	46,659	25,725	20,934	—	2005
Camden Phipps	26,840	71,006	8,207	26,840	79,213	106,053	14,647	91,406	—	2022
Camden Shiloh	4,181	18,798	7,866	4,181	26,664	30,845	17,687	13,158	—	2005
Camden St. Clair	7,526	27,486	16,860	7,526	44,346	51,872	25,713	26,159	—	2005
Camden Stockbridge	5,071	22,693	7,969	5,071	30,662	35,733	19,050	16,683	—	2005
NORTH CAROLINA
Charlotte
Camden Ballantyne	4,503	30,250	19,492	4,503	49,742	54,245	28,261	25,984	—	2005
Camden Cotton Mills	4,246	19,147	9,755	4,246	28,902	33,148	18,916	14,232	—	2005
CoWork by Camden	$814	$3,422	$34	$814	$3,456	$4,270	$1,280	$2,990	$—	2019
Camden Dilworth	516	16,633	6,987	516	23,620	24,136	14,076	10,060	—	2006
Camden Fairview	1,283	7,223	11,221	1,283	18,444	19,727	10,044	9,683	—	2005
Camden Foxcroft	1,408	7,919	8,230	1,408	16,149	17,557	10,138	7,419	—	2005
Camden Foxcroft II	1,152	6,499	5,096	1,152	11,595	12,747	7,696	5,051	—	2005
Camden Gallery	7,930	51,957	1,942	7,930	53,899	61,829	19,073	42,756	—	2017
Camden Grandview	7,570	33,859	22,202	7,570	56,061	63,631	33,661	29,970	—	2005
Camden Grandview II	4,656	17,852	262	4,656	18,114	22,770	5,857	16,913	—	2019
Camden NoDa	11,003	96,643	687	11,003	97,330	108,333	11,618	96,715	—	2023
Camden Sedgebrook	5,187	29,211	20,190	5,187	49,401	54,588	28,282	26,306	—	2005
Camden South End	6,625	29,175	20,904	6,625	50,079	56,704	32,025	24,679	—	2005
Camden Southline	29,754	74,533	544	29,754	75,077	104,831	13,979	90,852	32,519	2022
Camden Stonecrest	3,941	22,021	9,675	3,941	31,696	35,637	20,509	15,128	—	2005
Camden Touchstone	1,203	6,772	5,635	1,203	12,407	13,610	8,071	5,539	—	2005
Raleigh
Camden Asbury Village	17,510	79,585	1,496	17,510	81,081	98,591	16,411	82,180	29,171	2022
Camden Carolinian	14,765	56,674	2,431	14,765	59,105	73,870	16,663	57,207	—	2019
Camden Crest	4,412	31,108	23,295	4,412	54,403	58,815	28,857	29,958	—	2005
Camden Durham	15,271	129,499	7	15,271	129,506	144,777	7,296	137,481		2024
Camden Governor's Village	3,669	20,508	13,527	3,669	34,035	37,704	19,693	18,011	—	2005
Camden Lake Pine	5,746	31,714	18,863	5,746	50,577	56,323	33,196	23,127	—	2005
Camden Manor Park	2,535	47,159	15,050	2,535	62,209	64,744	37,551	27,193	—	2006
Camden Overlook	4,591	25,563	13,938	4,591	39,501	44,092	26,057	18,035	—	2005
Camden Reunion Park	2,931	18,457	15,081	2,931	33,538	36,469	22,241	14,228	—	2005
Camden Westwood	4,567	25,519	14,854	4,567	40,373	44,940	24,938	20,002	—	2005
TENNESSEE
Nashville
Camden Franklin Park	13,785	88,573	4,413	13,785	92,986	106,771	24,160	82,611	—	2021
Camden Music Row	21,802	152,340	2,942	21,802	155,282	177,084	37,211	139,873	—	2021
TEXAS
Austin
Camden Amber Oaks	9,987	68,719	2,102	9,987	70,821	80,808	16,251	64,557	—	2022
Camden Amber Oaks II	7,973	50,052	797	7,973	50,849	58,822	11,747	47,075	—	2022
Camden Brushy Creek	9,618	54,076	1,060	9,618	55,136	64,754	11,150	53,604	12,149	2022
Camden Cedar Hills	2,684	20,931	6,293	2,684	27,224	29,908	15,353	14,555	—	2008
Camden Gaines Ranch	5,094	37,100	23,463	5,094	60,563	65,657	33,771	31,886	—	2005
Camden Huntingdon	2,289	17,393	23,402	2,289	40,795	43,084	29,170	13,914	—	1995
Camden La Frontera	3,250	32,376	2,305	3,250	34,681	37,931	14,085	23,846	—	2015
Camden Lamar Heights	$3,988	$42,773	$2,144	$3,988	$44,917	$48,905	$17,888	$31,017	$—	2015
Camden Rainey Street	30,044	85,477	5,813	30,044	91,290	121,334	28,746	92,588	—	2019
Camden Shadow Brook	18,039	101,572	3,860	18,039	105,432	123,471	21,092	102,379	23,299	2022
Camden Stoneleigh	3,498	31,285	18,009	3,498	49,294	52,792	27,363	25,429	—	2006
Dallas/Fort Worth
Camden Addison	11,516	29,332	12,441	11,516	41,773	53,289	22,024	31,265	—	2012
Camden Belmont	12,521	61,522	11,457	12,521	72,979	85,500	31,114	54,386	—	2012
Camden Buckingham	2,704	21,251	15,468	2,704	36,719	39,423	28,957	10,466	—	1997
Camden Centreport	1,613	12,644	10,042	1,613	22,686	24,299	17,493	6,806	—	1997
Camden Cimarron	2,231	14,092	10,881	2,231	24,973	27,204	21,955	5,249	—	1997
Camden Design District	30,004	90,678	1,595	30,004	92,273	122,277	17,315	104,962	—	2022
Camden Farmers Market	17,341	74,193	47,844	17,341	122,037	139,378	80,343	59,035	—	2001/2005
Camden Greenville	42,645	116,923	4,141	42,645	121,064	163,709	19,479	144,230	—	2021
Camden Henderson	3,842	15,256	1,715	3,842	16,971	20,813	7,474	13,339	—	2012
Camden Legacy Creek	2,052	12,896	9,886	2,052	22,782	24,834	18,852	5,982	—	1997
Camden Legacy Park	2,560	15,449	18,273	2,560	33,722	36,282	23,745	12,537	—	1997
Camden Panther Creek	8,850	62,860	4,780	8,850	67,640	76,490	13,268	63,222	14,423	2022
Camden Riverwalk	24,961	133,698	2,781	24,961	136,479	161,440	27,629	133,811	—	2022
Camden Valley Park	3,096	14,667	21,314	3,096	35,981	39,077	32,147	6,930	—	1994
Camden Victory Park	13,445	71,735	3,037	13,445	74,772	88,217	26,812	61,405	—	2016
Houston
Camden City Centre	4,976	44,735	16,617	4,976	61,352	66,328	34,751	31,577	—	2007
Camden City Centre II	5,101	28,131	1,913	5,101	30,044	35,145	12,580	22,565	—	2013
Camden Cypress Creek	8,282	69,368	1,201	8,282	70,569	78,851	14,283	64,568	12,386	2022
Camden Cypress Creek II	5,940	50,102	210	5,940	50,312	56,252	10,154	46,098	—	2022
Camden Downs at Cinco Ranch	8,285	77,053	1,820	8,285	78,873	87,158	16,001	71,157	—	2022
Camden Downtown	7,813	123,819	1,213	7,813	125,032	132,845	43,351	89,494	—	2020
Camden Grand Harbor	7,841	64,834	5,639	7,841	70,473	78,314	13,750	64,564	11,824	2022
Camden Greenway	16,916	43,933	28,395	16,916	72,328	89,244	56,199	33,045	—	1999
Camden Heights	34,079	88,824	2,218	34,079	91,042	125,121	17,054	108,067	31,657	2022
Camden Highland Village	28,536	111,802	10,476	28,536	122,278	150,814	38,879	111,935	—	2019
Camden Holly Springs	11,108	42,852	17,465	11,108	60,317	71,425	30,988	40,437	—	2012
Camden Long Meadow Farms	7,835	64,018	10	7,835	64,028	71,863	2,507	69,356	—	2024
Camden McGowen Station	6,089	85,038	4,151	6,089	89,189	95,278	34,375	60,903	—	2018
Camden Midtown	4,583	18,026	14,788	4,583	32,814	37,397	26,154	11,243	—	1999
Camden Northpointe	5,593	81,289	2,205	5,593	83,494	89,087	16,793	72,294	15,847	2022
Camden Plaza	7,204	31,044	11,286	7,204	42,330	49,534	20,122	29,412	—	2007
Camden Post Oak	14,056	92,515	24,738	14,056	117,253	131,309	51,493	79,816	—	2013
Camden Royal Oaks	$1,055	$20,046	$6,753	$1,055	$26,799	$27,854	$15,951	$11,903	$—	2006
Camden Royal Oaks II	587	12,743	53	587	12,796	13,383	5,461	7,922	—	2012
Camden Spring Creek	12,317	73,942	6,172	12,317	80,114	92,431	16,186	76,245	—	2022
Camden Stonebridge	1,016	7,137	8,989	1,016	16,126	17,142	13,748	3,394	—	1993
Camden Sugar Grove	7,614	27,594	8,080	7,614	35,674	43,288	16,983	26,305	—	2012
Camden Travis Street	1,780	29,104	3,410	1,780	32,514	34,294	16,455	17,839	—	2010
Camden Vanderbilt	16,076	44,918	54,078	16,076	98,996	115,072	68,618	46,454	—	1994/1997
Camden Whispering Oaks	1,188	26,242	4,234	1,188	30,476	31,664	16,474	15,190	—	2008
Camden Woodmill Creek	9,437	62,776	4	9,437	62,780	72,217	4,773	67,444	—	2024
Camden Woodson Park	3,995	62,430	1,050	3,995	63,480	67,475	12,717	54,758	11,877	2022
Camden Yorktown	6,673	68,568	1,281	6,673	69,849	76,522	14,083	62,439	16,168	2022

Total current communities:	$1,722,526	$9,364,571	$1,935,677	$1,722,526	$11,300,248	$13,022,774	$4,867,405	$8,155,369	$330,358

Communities under construction:
Name / location
Camden Village District Raleigh, NC	—	122,009	—	—	122,009	122,009	17	121,992	—	N/A
Camden South Charlotte Charlotte, NC	—	50,978	—	—	50,978	50,978	—	50,978	—	N/A
Camden Blakeney Charlotte, NC	—	38,518	—	—	38,518	38,518	—	38,518	—	N/A
Total communities under construction:	$—	$211,505	$—	$—	$211,505	$211,505	$17	$211,488	$—

Development pipeline communities:
Name/location
Camden Nations Nashville, TN	—	42,986	—	—	42,986	42,986	—	42,986	—	N/A
Camden Baker Denver, CO	—	36,598	—	—	36,598	36,598	—	36,598	—	N/A
Camden Gulch Nashville, TN	—	52,765	—	—	52,765	52,765	—	52,765	—	N/A
Total development pipeline communities:	$—	$132,349	$—	$—	$132,349	$132,349	$—	$132,349	$—

Land Holdings	$—	$57,760	$—	$—	$57,760	$57,760	$—	$57,760	$—	N/A
Corporate	$—	$19,140	$—	$—	$19,140	$19,140	$—	$19,140	$—	N/A

	$—	$76,900	$—	$—	$76,900	$76,900	$—	$76,900	$—

TOTAL	$1,722,526	$9,785,325	$1,935,677	$1,722,526	$11,721,002	$13,443,528	$4,867,422	$8,576,106	$330,358

S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2023 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2024	2023	2022
Balance, beginning of period	$13,192,127	$12,915,873	$10,449,067
Additions during period:
Acquisition of operating properties	—	—	2,068,440
Development and repositions	281,617	309,678	352,174
Improvements	115,419	109,257	105,321
Deductions during period:
Cost of real estate disposed	(104,647)	(142,681)	(59,129)
Impairment	(40,988)	—	—
Balance, end of period	$13,443,528	$13,192,127	$12,915,873
The changes in accumulated depreciation for the years ended December 31:
	2024	2023	2022
Balance, beginning of period	$4,332,524	$3,848,111	$3,358,027
Depreciation of real estate assets	569,409	562,397	515,413
Dispositions	(34,511)	(77,984)	(25,329)
Balance, end of period	$4,867,422	$4,332,524	$3,848,111
The aggregate cost for federal income tax purposes at December 31, 2024 was $11.3 billion.
S-2

Camden Property Trust Mortgage Loans on Real Estate As of December 31, 2024					Schedule IV

($ in thousands) Description	Interest Rate	Final Maturity Date (a)	Periodic payment terms	Face amount of mortgages	Carrying amount of mortgages (b)
Parking Garage Developer advances Houston, TX	(c)	October 1, 2025	(d)	$18,790	$—

(a)    The loan was paid in August 2024.
(b)    The aggregate cost at December 31, 2024 for federal income tax purposes was $0.
(c)    This loan bore interest at 7%.
(d)    Payments consisted of annual interest and principal payments.

Changes in mortgage loans for the years ended December 31 are summarized below:

	2024	2023	2022
Balance, beginning of period	$2,087	$3,532	$4,978
Deductions:
Collections of principal	(2,087)	(1,445)	(1,446)
Balance, end of period	$—	$2,087	$3,532
S-3