Form 10-Q
period 2025-03-31
CAMDEN PROPERTY TRUST
filed 2025-05-02
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 25, 2025, 106,837,968 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2025	December 31, 2024
Assets
Real estate assets, at cost
Land	$1,763,468	$1,722,526
Buildings and improvements	11,550,852	11,319,460
	$13,314,320	$13,041,986
Accumulated depreciation	(5,011,583)	(4,867,422)
Net operating real estate assets	$8,302,737	$8,174,564
Properties under development and land	403,657	401,542
Total real estate assets	$8,706,394	$8,576,106
Accounts receivable – affiliates	8,950	8,991
Other assets, net	239,999	234,838
Cash and cash equivalents	26,182	21,045
Restricted cash	11,607	11,164
Total assets	$8,993,132	$8,852,144
Liabilities and equity
Liabilities
Notes Payable
Unsecured	$3,405,255	$3,155,233
Secured	330,416	330,358
Accounts payable and accrued expenses	195,197	215,179
Accrued real estate taxes	46,192	78,529
Distributions payable	115,983	113,549
Other liabilities	212,871	212,107
Total liabilities	$4,305,914	$4,104,955
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,743 and 117,737,740 issued; 115,696,625 and 115,779,233 outstanding at March 31, 2025 and December 31, 2024, respectively	1,157	1,158
Additional paid-in capital	5,936,982	5,930,729
Distributions in excess of net income attributable to common shareholders	(973,416)	(897,931)
Treasury shares, at cost (8,872,484 and 9,091,081 common shares at March 31, 2025 and December 31, 2024, respectively)	(351,092)	(359,732)
Accumulated other comprehensive income	1,325	974
Total common equity	$4,614,956	$4,675,198
Non-controlling interests	72,262	71,991
Total equity	$4,687,218	$4,747,189
Total liabilities and equity	$8,993,132	$8,852,144
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Property revenues	$390,565	$383,141
Property expenses
Property operating and maintenance	$89,698	$89,044
Real estate taxes	49,722	49,501
Total property expenses	$139,420	$138,545
Non-property income
Fee and asset management	$2,487	$1,284
Interest and other income	10	1,768
Income on deferred compensation plans	1,198	5,819
Total non-property income	$3,695	$8,871
Other expenses
Property management	$9,895	$9,394
Fee and asset management	671	443
General and administrative	18,708	16,693
Interest	33,790	32,537
Depreciation and amortization	149,252	144,802
Expense on deferred compensation plans	1,198	5,819
Total other expenses	$213,514	$209,688
Loss on early retirement of debt	—	(921)
Gain on sale of operating property	—	43,806
Income from continuing operations before income taxes	$41,326	$86,664
Income tax expense	(559)	(905)
Net income	$40,767	$85,759
Net income allocated to non-controlling interests	(1,945)	(1,870)
Net income attributable to common shareholders	$38,822	$83,889

Earnings per share – basic	$0.36	$0.77
Earnings per share – diluted	$0.36	$0.77
Weighted average number of common shares outstanding – basic	108,530	108,706
Weighted average number of common shares outstanding – diluted	108,597	108,729
Condensed Consolidated Statements of Comprehensive Income
Net income	$40,767	$85,759
Other comprehensive income
Unrealized gain on cash flow hedging activities	—	85
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	351	1,089
Comprehensive income	$41,118	$86,933
Net income allocated to non-controlling interests	(1,945)	(1,870)
Comprehensive income attributable to common shareholders	$39,173	$85,063
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended March 31, 2025

	Common Shareholders
(in thousands, except share data)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, December 31, 2024	$1,158	$5,930,729	$(897,931)	$(359,732)	$974	$71,991	$4,747,189
Net income			38,822			1,945	40,767
Other comprehensive income					351		351
Net share awards		6,150		8,640			14,790
Employee share purchase plan		102					102
Cash distributions declared to equity holders ($1.05 per common share)			(114,307)			(1,674)	(115,981)
Other	(1)	1					—
Equity, March 31, 2025	$1,157	$5,936,982	$(973,416)	$(351,092)	$1,325	$72,262	$4,687,218

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended March 31, 2024

	Common Shareholders
(in thousands, except share data)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive (loss)/income	Non-controlling interests	Total equity
Equity, December 31, 2023	$1,156	$5,914,868	$(613,651)	$(320,364)	$(1,252)	$71,014	$5,051,771
Net income			83,889			1,870	85,759
Other comprehensive income					1,174		1,174
Net share awards		4,875		9,166			14,041
Employee share purchase plan		109					109
Common shares repurchased				(45,682)			(45,682)
Cash distributions declared to equity holders ($1.03 per common share)			(111,901)			(1,643)	(113,544)
Other	1	(1)					—
Equity, March 31, 2024	$1,157	$5,919,851	$(641,663)	$(356,880)	$(78)	$71,241	$4,993,628

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$40,767	$85,759
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	149,252	144,802
Loss on early retirement of debt	—	921
Gain on sale of operating property	—	(43,806)
Share-based compensation	4,058	3,360
Net change in operating accounts and other	(45,861)	(55,146)
Net cash from operating activities	$148,216	$135,890
Cash flows from investing activities
Development and capital improvements, including land	$(78,397)	$(106,094)
Acquisition of operating properties	(196,355)	—
Net proceeds from sale of operating property	—	114,474
Other	(1,193)	(1,490)
Net cash from investing activities	$(275,945)	$6,890
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$546,000	$120,000
Repayments on unsecured revolving credit facility	(724,000)	(120,000)
Proceeds from commercial paper program, net	425,780	—
Proceeds from notes payable	—	395,952
Repayment of notes payable	—	(550,000)
Distributions to common shareholders and non-controlling interests	(113,537)	(110,427)
Repurchase of common shares and units	—	(45,682)
Other	(934)	253
Net cash from financing activities	$133,309	$(309,904)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	5,580	(167,124)
Cash, cash equivalents, and restricted cash, beginning of period	32,209	268,047
Cash, cash equivalents, and restricted cash, end of period	$37,789	$100,923
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$26,182	$92,693
Restricted cash	11,607	8,230
Total cash, cash equivalents, and restricted cash, end of period	$37,789	$100,923
Supplemental information
Cash paid for interest, net of interest capitalized	$25,415	$21,240
Net (refunds) received/cash paid for income taxes	(375)	228
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	115,983	113,556
Value of shares issued under benefit plans, net of cancellations	25,997	23,499
Accrual associated with construction and capital expenditures	24,310	29,144
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2025, we owned interests in, operated, or were developing 180 multifamily properties comprised of 61,178 apartment homes across the United States. Of the 180 properties, four properties were under construction as of March 31, 2025, and will consist of a total of 1,531 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights, and participating rights. As of March 31, 2025, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of March 31, 2025, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2024 Annual Report on Form 10-K.
Acquisitions of Real Estate. Upon an acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as if-vacant), furniture and fixtures, the value of in-place leases, including above and below-market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below-market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition; the net carrying value of in-place leases are included in other assets, net and the net carrying value of above or below-market leases are included in other liabilities, net in our condensed consolidated balance sheets.
During the three months ended March 31, 2025, we recognized amortization expense related to in-place leases of approximately $1.9 million. Net above and below-market leases were not material during the three months ended March 31, 2025. We did not have in-place leases or above or below-market leases during the three months ended March 31, 2024.
During the three months ended March 31, 2025, the weighted average amortization period for in-place leases was approximately fourteen months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. We did not record any impairment charges for the three months ended March 31, 2025 or 2024.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $3.6 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively. Capitalized real estate taxes were approximately $0.6 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.
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
Cash Flow Hedges. For derivative instruments which are designated and qualify as a cash flow hedge, the derivative's gain or loss is reported as a component to other comprehensive income ("OCI") and recorded in accumulated other comprehensive income ("AOCI") on our condensed consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item on our condensed consolidated statements of income and comprehensive income.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items.
Fair Value Hedges. For derivative instruments which are designated and qualify as a fair value hedge, the changes in fair value of the derivative instrument and the offsetting changes in fair value of the underlying hedged item due to changes in the hedged risk are recorded to interest expense on our condensed consolidated statements of income and comprehensive income.

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
Non-Recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value when they are acquired, or if the long-lived assets are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy.
Financial Instrument Fair Value Disclosures. As of March 31, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

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
As of March 31, 2025, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2025	$733.2
2026	134.7
2027	3.3
2028	3.0
2029	2.6
Thereafter	3.7
Total	$880.5
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms in our leases.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $17.2 million and $16.6 million as of March 31, 2025 and December 31, 2024, respectively. These investments are included in other assets, net in our condensed consolidated balance sheets and we did not record any impairments during the three months ended March 31, 2025 or 2024 relating to these investments.
Recent Accounting Pronouncements: In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures to enhance the transparency regarding income tax information through the use of a rate reconciliation table and disclosure of net taxes paid, detailed by federal, state, and foreign taxes and, if applicable, further detailed by specific jurisdictions if the amount exceeds a qualitative threshold. ASU 2023-09 is effective for us for the year ended December 31, 2025, and we expect the additional disclosures to have no impact on our consolidated financial statements or disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items presented on the face of the income statement. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion, and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis. We expect to adopt ASU 2024-03 for the year ended December 31, 2027, and are in the process of analyzing the impact of the ASU on our related disclosures.

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
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million for each of the three months ended March 31, 2025 and 2024. These securities, which include share awards granted and units convertible into common shares, are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Earnings per common share calculation – basic
Net income attributable to common shareholders	$38,822	$83,889
Amount allocated to participating securities	(91)	(159)
Net income attributable to common shareholders – basic	$38,731	$83,730

Total earnings per common share – basic	$0.36	$0.77

Weighted average number of common shares outstanding – basic	108,530	108,706

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$38,731	$83,730
Income allocated to common units from continuing operations	—	—
Net income attributable to common shareholders – diluted	$38,731	$83,730

Total earnings per common share – diluted	$0.36	$0.77

Weighted average number of common shares outstanding – basic	108,530	108,706
Incremental shares issuable from assumed conversion of share awards granted	67	23
Weighted average number of common shares outstanding – diluted	108,597	108,729
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
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. As of March 31, 2025, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was $450.0 million. There were no repurchases during the three months ended March 31, 2025 and through the date of this filing.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2025, we had approximately 106.8 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Dispositions
Acquisition of Operating Properties. During the three months ended March 31, 2025, we purchased one operating property comprised of 352 homes located in the Austin, Texas metropolitan area for approximately $67.7 million and one operating property comprised of 435 homes located in Nashville, Tennessee for approximately $131.3 million. We did not acquire any operating properties during the three months ended March 31, 2024.
Sale of Operating Property. We did not sell any operating properties during the three months ended March 31, 2025. During the three months ended March 31, 2024, we sold one operating property comprised of 592 apartment homes located in Atlanta, Georgia for approximately $115.0 million and recognized a gain of approximately $43.8 million.

6. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2025	December 31, 2024
Commercial banks
5.52% Term Loan, due 2026	$39.9	$39.9
5.14% Unsecured revolving credit facility	—	178.0
4.67% Commercial Paper Program	$425.8	$—
	$465.7	$217.9

Senior unsecured notes
5.65% Notes, due 2026 (1)	$505.0	$503.3
3.74% Notes, due 2028	399.2	399.1
3.67% Notes, due 2029 (2)	596.9	596.8
2.91% Notes, due 2030	746.2	746.0
5.06% Notes, due 2034	395.3	395.2
3.41% Notes, due 2049	297.0	296.9
	$2,939.6	$2,937.3

Total unsecured notes payable	$3,405.3	$3,155.2

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.4	$291.4
3.87% note, due 2028	39.0	39.0
Total secured notes payable	$330.4	$330.4

Total notes payable (3)	$3,735.7	$3,485.6
(1)    Balances are increased by $6.7 million and $5.3 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of March 31, 2025 and December 31, 2024, respectively. See Note 7. "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2)     The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3) Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $11.0 million and $13.3 million as of March 31, 2025 and December 31, 2024, respectively.
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2025 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At March 31, 2025, we had outstanding letters of credit issued through our unsecured revolving credit facility totaling approximately $27.5 million and approximately $1.2 billion available under our unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(a) of the Securities Act of 1933, as amended. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equally with all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We plan to use the unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. At March 31, 2025, we had an aggregate of $425.8 million principal amount of Notes outstanding under the commercial paper program which bore interest at 4.67%, and all Notes have individual maturities of less than one month.
We had outstanding floating rate debt of approximately $970.7 million and $721.2 million at March 31, 2025 and December 31, 2024, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of an interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 5.2% and 5.6% as of March 31, 2025 and December 31, 2024. respectively.
Our indebtedness had a weighted average maturity of approximately 5.4 years at March 31, 2025. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2025:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2025	$423.1	4.7%
2026	567.3	5.6
2027	172.5	3.9
2028	529.9	3.8
2029	598.2	3.8
Thereafter	1,444.7	3.6
Total	$3,735.7	4.1%
(1)Includes all available extension options.
(2)Includes amortization of debt discounts, debt issuance costs, and fair market value adjustments.
(3)Includes the effects of the applicable settled derivatives

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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at March 31, 2025 and 2024.
During each of the three months ended March 31, 2025 and 2024, approximately $0.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair value of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At March 31, 2025 and December 31, 2024, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index.

Refer to Note 12. "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.
8. Share-Based Compensation
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by the Company's shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses, and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include subsidiaries' officers and employees, Trust Managers, and certain of our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized for grant under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and stock appreciation rights, granted, and (2) 1.0 to 1.0 for every stock option or stock appreciation right granted. As of March 31, 2025, there were approximately 3.5 million common shares available for grant under the 2018 Share Plan, which would result in approximately 1.0 million shares which could be granted pursuant to full value awards conversion ratios as defined under the 2018 Share Plan.
Total compensation cost for share awards charged against income was approximately $4.2 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively. Total capitalized compensation costs for share awards were approximately $0.9 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
A summary of activity under our share incentive plans for the three months ended March 31, 2025 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2024	216,190	$108.07
Granted	219,239	118.90
Vested	(193,409)	117.64
Forfeited	(642)	108.51
Total nonvested share awards outstanding at March 31, 2025	241,378	$110.22
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
The weighted average fair value of share awards granted during the three months ended March 31, 2025 and 2024 was $118.90 per share and $95.41 per share, respectively. The total fair value of shares vested was approximately $22.8 million and $21.7 million during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, the unamortized value of previously issued unvested share awards was approximately $24.9 million which is expected to be amortized over the next three years.

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Change in assets:
Other assets, net	$179	$(6,766)
Change in liabilities:
Accounts payable and accrued expenses	(16,003)	(4,698)
Accrued real estate taxes	(32,618)	(49,693)
Other liabilities	1,697	4,953
Other	884	1,058
Change in operating accounts and other	$(45,861)	$(55,146)
10. Commitments and Contingencies
Construction Contracts. As of March 31, 2025, we estimated the total additional cost to complete the four properties currently under construction to be approximately $350.7 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and through our commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by RealPage, Inc. ("RealPage"), a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation has consolidated 43 cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee. Separate and apart from these private causes of action, on November 1, 2023, we, along with 13 other owners an/or operators of multifamily housing and RealPage were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of the District of Columbia. On February 28, 2024, we, along with 11 other owners and/or operators of multifamily housing and RealPage were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of Arizona. On January 7, 2025, we along with six other owners and/or operators of multifamily housing, were name in a civil lawsuit brought by the U.S. Department of Justice and ten states against RealPage with similar allegations. Additionally, we have been informed by other state regulators they are investigating this matter. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2025, we had approximately $0.6 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million was non-refundable.

Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the three months ended March 31, 2025. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.0 million for each of the three months ended March 31, 2025 and 2024.
The following is a summary of our maturities of our lease liabilities as of March 31, 2025:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2025	$1.8
2026	0.6
2027	0.2
2028	—
2029	—
Thereafter	—
Discount for time value	(0.1)
Lease liability as of March 31, 2025 (1)	$2.5
(1)In June 2024, the company entered into a new corporate headquarters operating lease with future minimum payments in aggregate of approximately $29.6 million. As of March 31, 2025, this lease has not commenced and is not reflected on our condensed consolidated balance sheets. This lease is expected to commence in the fourth quarter of fiscal year 2025 with a lease term of 12 years.
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024 as income tax expense. Income taxes for the three months ended March 31, 2025 were comprised mainly of state income and franchise taxes, and federal taxes related to our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
12. Fair Value Measurements
The following disclosures present information about our fair value measurements using the inputs and fair value hierarchy discussed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2025				December 31, 2024
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$135.0	$—	$—	$135.0	$134.1	$—	$—	$134.1
Derivative financial instruments (fair value hedges)	$—	$6.7	$—	$6.7	$—	$5.3	$—	$5.3
(1)Approximately $4.7 million and $17.7 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.
Non-Recurring Fair Value Disclosures. We did not have any non-recurring fair value measurements during the three months ended March 31, 2025. During the year ended December 31, 2024, we recognized an impairment of approximately $41.0 million related to three land holdings. The fair market value of the impaired land holdings totaled approximately $46.7 million, which was determined using Level 3 inputs primarily based on comparable sales.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,765.0	$2,567.7	$2,764.4	$2,528.6
Floating rate notes payable (1)	970.7	981.2	721.2	733.0
(1) Includes the senior unsecured notes payable and a term loan due in 2026 at March 31, 2025 and December 31, 2024, and includes commercial paper notes at March 31, 2025 and balances outstanding under our unsecured revolving credit facility at December 31, 2024.
13. Reportable Segment
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
The Chief Operating Decision Makers ("CODMs") include the Company's President and Chief Financial Officer and its Executive Vice President - Chief Operating Officer. The CODMs primarily assess performance of the Company based upon net operating income ("NOI"). The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. NOI is measured as total property revenues less total property expenses as reported on the condensed consolidated statements of income and comprehensive income. NOI excludes non-property revenues, other expenses, transactional gains and losses, and income taxes. We consider NOI to be an appropriate measure of operating performance because it reflects the ongoing profitability and performance of our communities without an allocation of corporate level management expense or general and administrative costs. The CODMs utilize NOI to evaluate year-over-year growth of our communities from prior periods, as well as to monitor budget to actual results in assessing performance, allocating resources, and establishing compensation.

The following table details NOI and significant expenses for the three months ended March 31:

	2025	2024
Property revenues	$390,565	$383,141
Property expenses:
Real estate taxes	(49,722)	(49,501)
Salaries and benefits for on-site employees	(25,784)	(24,759)
Utilities	(27,778)	(26,447)
Repairs and maintenance	(16,713)	(16,817)
Other property and maintenance expenses (a)	(19,423)	(21,021)
Net operating income	$251,145	$244,596
Non-property income	3,695	8,871
Other segment expenses (b)	(30,472)	(32,349)
Interest expense	(33,790)	(32,537)
Depreciation and amortization	(149,252)	(144,802)
Loss on early retirement of debt	—	(921)
Gain on sale of operating property	—	43,806
Income tax expense	(559)	(905)
Net income	$40,767	$85,759
(a) Other non-significant property segment expenses, include the following other property and maintenance expenses: property insurance, marketing and leasing, property general and administrative, and other property expenses.
(b) Other expenses include property management, fee and asset management, general and administrative, and expense on deferred compensation plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2024. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
We consider portions of this report to be "forward-looking" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions, or other items relating to the future; forward-looking statements are not guarantees of future performance, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein which are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of March 31, 2025, we owned interests in, operated, or were developing 180 multifamily properties comprised of 61,178 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.

Business Environment and Current Outlook
Our results for the three months ended March 31, 2025, reflect an increase in same store revenues of approximately 0.8% as compared to the same period in 2024. The increase was primarily due to higher occupancy, which we believe was primarily attributable to job growth, favorable demographics with a higher propensity to rent versus buy, and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate continue to be elevated for the remainder of 2025 and into 2026, but should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $38.8 million and $83.9 million for the three months ended March 31, 2025 and 2024, respectively. The $45.1 million decrease during the three months ended March 31, 2025 as compared to the same period in 2024, was primarily due to recognizing a gain of $43.8 million on the sale of one operating property in 2024. See further discussion of our 2025 operations as compared to 2024 in "Results of Operations," below.
Construction and Development Activity
At March 31, 2025, we had a total of four properties under construction comprising 1,531 apartment homes. As of March 31, 2025, we estimated the total additional cost to complete the construction of these four properties is approximately $350.7 million.
Acquisitions
In January 2025, we purchased one operating property comprised of 352 homes located in the Austin, Texas metropolitan area for approximately $67.7 million.
In February 2025, we purchased one operating property comprised of 435 homes located in Nashville, Tennessee for approximately $131.3 million.
Debt
In February 2025, we established a commercial paper program under which we may issue the commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(a) of the Securities Act. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $600.0 million. At March 31, 2025, we had an aggregate of $425.8 million principal amount of Notes outstanding under the commercial paper program which bore interest at 4.67%, and all Notes have individual maturities of less than one month.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to acquire operating communities, develop new communities, and to redevelop and reposition existing communities. We also intend to evaluate our portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which we believe are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and through our commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2023 at-the-market ("ATM") program, and other unsecured borrowings or secured mortgages.
As of March 31, 2025, we had approximately $1.2 billion available under our $1.2 billion unsecured revolving credit facility. We plan to use the unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. At March 31, 2025, we had $425.8 million outstanding under our commercial paper program. As of March 31, 2025, and through the date of this filing, we also had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2023 ATM program. We believe scheduled repayments of debt are manageable with contractual debt maturities over the next 12 months totaling $437.7 million, of which $425.8 million relates to commercial paper notes. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund future acquisitions, new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2025		December 31, 2024
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,531	28	9,531	28
Dallas/Fort Worth, Texas	6,226	15	6,224	15
Washington, D.C. Metro	6,192	17	6,192	17
Phoenix, Arizona	4,426	14	4,426	14
Atlanta, Georgia	4,270	14	4,270	14
Austin, Texas	4,038	12	3,686	11
Orlando, Florida	3,954	11	3,954	11
Raleigh, North Carolina	3,672	10	3,672	10
Charlotte, North Carolina	3,510	15	3,510	15
Tampa/St. Petersburg, Florida	3,104	8	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,811	5	1,811	5
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	1,193	3	758	2
Total Operating Properties	59,647	176	58,858	174
Properties Under Construction
Charlotte, North Carolina	769	2	769	2
Nashville, Tennessee	393	1	—	—
Raleigh, North Carolina	369	1	369	1
Total Properties Under Construction	1,531	4	1,138	3
Total Properties	61,178	180	59,996	177
Completed Construction in Lease- Up
At March 31, 2025, there were three completed operating property in lease up as follows:

($ in millions) Property and Location	Number of Homes	Cost Incurred (1)	% Leased at 4/28/2025	Date of Construction Completion	Estimated Date of Stabilization
Operating Property
Camden Woodmill Creek
Spring, TX	189	$72.4	94%	2Q24	2Q25
Camden Durham
Durham, NC	420	$145.2	90%	4Q24	3Q25
Camden Long Meadow Farms
Richmond, TX	188	$72.1	64%	4Q24	3Q25
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at March 31, 2025 includes approximately $403.7 million related to properties under development and land. Of this amount, approximately $254.7 million related to our projects currently under construction. In addition, we had approximately $149.0 million primarily invested in land held for future development and land holdings, which included approximately $91.2 million related to land held for future development and $57.8 million invested in land which we may develop in the future.

Properties Under Construction. At March 31, 2025, we had four properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Properties Under Construction
Camden Village District (1)
Raleigh, NC	369	$138.0	$131.5	$97.9	4Q25	2Q27
Camden South Charlotte
Charlotte, NC	420	163.0	66.8	66.8	2Q27	4Q28
Camden Blakeney
Charlotte, NC	349	154.0	45.7	45.7	3Q27	3Q28
Camden Nations
Nashville, TN	393	184.0	44.3	44.3	3Q28	2Q30
Total	1,531	$639.0	$288.3	$254.7
(1)Property in lease-up was 14% leased at April 28, 2025.
Development Pipeline Communities. At March 31, 2025, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Baker
Denver, CO	434	$191.0	$37.7
Camden Gulch
Nashville, TN	498	300.0	53.5
Total	932	$491.0	$91.2
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
Land Holdings. At March 31, 2025, we also had four undeveloped land tracts with a valuation of approximately $57.8 million.
Results of Operations
Changes in revenues and expenses related to our operating properties from period-to-period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly-constructed properties, and the impact of acquisitions and dispositions.
Management considers property net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without an allocation of corporate level property management overhead or general and administrative costs. We define NOI as total property revenue less total property expenses. NOI is further detailed in the Property-Level NOI table as seen below. NOI is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income to NOI for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$40,767	$85,759
Less: Fee and asset management income	(2,487)	(1,284)
Less: Interest and other income	(10)	(1,768)
Less: Income on deferred compensation plans	(1,198)	(5,819)
Plus: Property management expense	9,895	9,394
Plus: Fee and asset management expense	671	443
Plus: General and administrative expense	18,708	16,693
Plus: Interest expense	33,790	32,537
Plus: Depreciation and amortization expense	149,252	144,802
Plus: Expense on deferred compensation plans	1,198	5,819
Plus: Loss on early retirement of debt	—	921
Less: Gain on sale of operating property	—	(43,806)
Plus: Income tax expense	559	905
Net operating income	$251,145	$244,596
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2025 as compared to the same period in 2024:

($ in thousands)	Homes at	Three Months Ended March 31,		Change
	3/31/2025	2025	2024	$	%
Property revenues:
Same store communities	57,116	$376,324	$373,450	$2,874	0.8%
Non-same store communities	1,734	7,536	4,968	2,568	51.7
Development and lease-up communities	2,328	4,023	602	3,421	*
Dispositions/Other	—	2,682	4,121	(1,439)	(34.9)
Total property revenues	61,178	$390,565	$383,141	$7,424	1.9%
Property expenses:
Same store communities	57,116	$132,955	$132,285	$670	0.5%
Non-same store communities	1,734	2,777	2,372	405	17.1
Development and lease-up communities	2,328	2,010	600	1,410	*
Dispositions/Other	—	1,678	3,288	(1,610)	(49.0)
Total property expenses	61,178	$139,420	$138,545	$875	0.6%
Property NOI:
Same store communities	57,116	$243,369	$241,165	$2,204	0.9%
Non-same store communities	1,734	4,759	2,596	2,163	83.3
Development and lease-up communities	2,328	2,013	2	2,011	*
Dispositions/Other	—	1,004	833	171	20.5
Total property NOI	61,178	$251,145	$244,596	$6,549	2.7%
* Not a meaningful percentage.
(1)    For 2025, same store communities are communities we wholly-owned and were stabilized since January 1, 2024, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2024, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures which improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is beneficial as it allows both management and investors the ability to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2024, excluding properties held for sale. Dispositions/Other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses, including net below-market leases, casualty-related expenses net of recoveries, and severance related costs.

Same Store Analysis
Same store property NOI increased approximately $2.2 million for the three months ended March 31, 2025 as compared to the same period in 2024.
The $2.2 million increase in same store property NOI for the three months ended March 31, 2025 was primarily due to an increase in same store property revenues of approximately $2.9 million which was offset by an increase of approximately $0.7 million in same store property expenses as compared to the same period in 2024.
The $2.9 million increase in same store property revenues during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to higher occupancy of approximately $1.7 million, higher income of approximately $1.1 million from our utility rebilling and ancillary income programs, and lower uncollectible revenues of approximately $0.5 million. The increase was partially offset by lower miscellaneous fee income of approximately $0.4 million.
The $0.7 million increase in same store property expenses during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to higher utilities expense of approximately $1.2 million, higher salaries and benefits of approximately $0.9 million, and higher property general and administrative and other expenses of approximately $0.2 million. The increase was partially offset by lower property insurance expense of approximately $0.9 million, lower property taxes of $0.4 million due to higher refunds, and lower repair and maintenance expense of $0.3 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $4.2 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was due to an increase from non-same store communities of approximately $2.2 million for the three months ended March 31, 2025, as compared to the same period in 2024, and an increase from development and lease-up communities of $2.0 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase in property NOI from our non-same store communities was primarily due to the acquisition of two operating properties during the three months ended March 31, 2025 and the stabilization of one operating property in 2024. The increase in property NOI from our development and lease-up communities was primarily due to the timing of three operating properties which completed construction in 2024.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended March 31, 2025 as compared to 2024

Property Revenues:
Revenues from acquisitions	$2.0
Revenues from non-same store stabilized properties	0.2
Revenues from development and lease-up properties	3.4
Other non same-store	0.4
$6.0
Property Expenses:
Expenses from acquisitions	$0.8
Expenses from non-same store stabilized properties	(0.1)
Expenses from development and lease-up properties	1.4
Other non same-store	(0.3)
$1.8
Property NOI:
NOI from acquisitions	$1.2
NOI from non-same store stabilized properties	0.3
NOI from development and lease-up properties	2.0
Other non same-store	0.7
$4.2

Dispositions/Other Property Analysis
Dispositions/Other property NOI increased approximately $0.2 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase was comprised of higher other property NOI of approximately $0.7 million primarily due to lower storm-related expenses recognized during the three months ended March 31, 2025 as compared to the same period in 2024. The increase was partially offset by lower NOI related to dispositions of approximately $0.5 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to the disposition of one operating property in February 2024.
Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2025	2024	$	%
Fee and asset management	$2,487	$1,284	$1,203	93.7%
Interest and other income	10	1,768	(1,758)	(99.4)
Income on deferred compensation plans	1,198	5,819	(4,621)	(79.4)
Total non-property income	$3,695	$8,871	$(5,176)	(58.3)%
Fee and asset management income from construction and development activities at our third-party construction projects increased approximately $1.2 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase was related to higher fees earned on third-party construction projects due to higher activity during the three months ended March 31, 2025 as compared to the same period in 2024.
Interest and other income decreased approximately $1.8 million for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was due to lower investment interest income earned due to having lower average cash balances during the three months ended March 31, 2025 as compared to the same period in 2024.
Our deferred compensation plans recognized income of approximately $1.2 million and $5.8 million during the three months ended March 31, 2025 and 2024, respectively. The change was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the expense related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2025	2024	$	%
Property management	$9,895	$9,394	$501	5.3%
Fee and asset management	671	443	228	51.5
General and administrative	18,708	16,693	2,015	12.1
Interest	33,790	32,537	1,253	3.9
Depreciation and amortization	149,252	144,802	4,450	3.1
Expense on deferred compensation plans	1,198	5,819	(4,621)	(79.4)
Total other expenses	$213,514	$209,688	$3,826	1.8%
    Property management expense represents regional supervision and accounting costs related to property operations. Property management expenses were approximately 2.5% of total property revenues for each of the three months ended March 31, 2025 and 2024.
Fee and asset management expense from construction and development activities at our third-party projects increased approximately $0.2 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase was due to the increase in third-party construction activity during the three months ended March 31, 2025 as compared to the same period in 2024.
General and administrative expense increased approximately $2.0 million during the three months ended March 31, 2025 and 2024, respectively. The increase was primarily related to higher legal expenses and higher acquisition pursuit costs. Excluding income on deferred compensation plans, general and administrative expenses were approximately 4.8% and 4.3% of total revenues for the three months ended March 31, 2025 and 2024, respectively.
Interest expense increased approximately $1.3 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to the increase in interest expense recognized on our unsecured revolving credit facility resulting from higher average balances outstanding during the three months ended March 31, 2025 as compared to the same period in 2024, and higher interest expense relating to interest recognized on our new commercial paper program entered into in February 2025. The increase was also due to a decrease in capitalized interest expense due to having lower average balances in assets under construction during the three months ended March 31, 2025 as compared to the same period in 2024. The increase was offset by the repayment of a $250 million, 3.68% senior unsecured notes payable in September 2024, and lower variable rate interest expense recognized on the $500 million senior unsecured notes during the three months ended March 31, 2025 as compared to the same period in 2024.
Depreciation and amortization expense increased approximately $4.5 million for the three months ended March 31, 2025, respectively, as compared to the same period in 2024. The increase was primarily due to higher depreciation expense and amortization of in-place leases related to the acquisition of an operating property in each of January and February 2025.
Our deferred compensation plans incurred an expense of approximately $1.2 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively. The change was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the income related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	$
Loss on early retirement of debt	$—	$(921)	$921
Gain on sale of operating property	$—	$43,806	$(43,806)
Income tax expense	$(559)	$(905)	$346
The $0.9 million loss on early retirement of debt for the three months ended March 31, 2024 was due to the write-off of unamortized loan costs related to the early retirement of our $300 million unsecured term loan in January 2024, which was scheduled to mature in August 2024.
The $43.8 million gain on sale for the three months ended March 31, 2024 was due to the disposition of one operating property located in Atlanta, Georgia, in February 2024.
Income tax expense decreased approximately $0.3 million for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily due to lower state and franchise income taxes relating to recent tax legislation changes in certain state jurisdictions, offset by an increase in taxable income due to higher third-party construction activities within a taxable REIT subsidiary.
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
Core FFO represents FFO as further adjusted for items not considered part of our core business operations. We consider Core FFO to be a helpful supplemental measure of operating performance as it also excludes certain items which, by nature, are not comparable period over period and therefore tends to obscure actual operating performance. Our definition of Core FFO may differ from other REITs, and there can be no assurance our basis for computing this measure is comparable to other REITs.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Funds from operations
Net income attributable to common shareholders	$38,822	$83,889
Real estate depreciation and amortization	146,168	141,847
Gain on sale of operating property	—	(43,806)
Income allocated to non-controlling interests	1,945	1,870
Funds from operations	$186,935	$183,800
Casualty-related expenses, net of recoveries	130	1,523
Severance	—	506
Legal costs and settlements	1,872	852
Loss on early retirement of debt	—	921
Expensed transaction, development, and other pursuit costs	881	—
Core funds from operations	$189,818	$187,602
Less: recurring capitalized expenditures	(16,098)	(22,025)
Core adjusted funds from operations	$173,720	$165,577

Weighted average shares – basic	108,530	108,706
Incremental shares issuable from assumed conversion of:
Share awards granted	67	23
Common units	1,594	1,594
Weighted average shares – diluted	110,191	110,323

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.7 and 6.9 for the three months ended March 31, 2025 and 2024, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 90.1% and 89.8% of our properties were unencumbered at March 31, 2025 and 2024, respectively. Our weighted average maturity of debt was approximately 5.4 years at March 31, 2025.
Our primary source of liquidity is cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured revolving credit facility and our commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2023 ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:
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
Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2025 as compared to the same period in 2024.
Net cash from operating activities was approximately $148.2 million during the three months ended March 31, 2025 as compared to approximately $135.9 million for the same period in 2024. The increase was primarily due to lower real estate tax payments in 2025 compared to 2024, and the growth attributable to our same store and non-same store communities. These increases were partially offset by higher interest payments on our debt. See further discussion of our 2025 operations as compared to 2024 in "Results of Operations."
Net cash used in investing activities during the three months ended March 31, 2025 totaled approximately $275.9 million as compared to net cash provided by investing activities of $6.9 million during the same period in 2024. Cash outflows during the three months ended March 31, 2025 primarily related to the acquisition of two operating properties for approximately $196.4 million, and amounts paid for property development and capital improvements of approximately $78.4 million. Cash inflows during the three months ended March 31, 2024 primarily related to net proceeds from the sale of one operating property of approximately $114.5 million. These inflows were partially offset by amounts paid for property development and capital improvements of approximately $106.1 million. The decrease in property development and capital improvements for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to lower property development expenditures, capital improvements, and reposition expenditures in 2025 as compared to 2024. The property development and capital improvements during the three months ended March 31, 2025 and 2024, included the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Expenditures for new development, including land	$34.5	$49.6
Reposition expenditures	20.0	24.8
Capital expenditures	17.2	22.7
Direct real estate taxes and capitalized interest and other indirect costs	6.7	9.0
Total	$78.4	$106.1

Net cash provided by financing activities totaled approximately $133.3 million for the three months ended March 31, 2025 as compared to net cash used in financing activities of approximately $309.9 million during the same period in 2024. Cash inflows during the three months ended March 31, 2025 primarily related to net proceeds of approximately $425.8 million of borrowings from our commercial paper program. These inflows were partially offset by net payments of $178.0 million of borrowings from our unsecured revolving credit facility, and $113.5 million used for distributions to common shareholders and non-controlling interest holders. Cash outflows during the three months ended March 31, 2024 primarily related to the repayment of our $300 million unsecured term loan, and $250 million senior unsecured notes in January 2024. Cash outflows also related to $110.4 million used for distributions to common shareholders and non-controlling interest holders, and $45.7 million used for common share repurchases, partially offset by net proceeds of approximately $396.0 million from the issuance of $400.0 million senior unsecured notes in January 2024.
Financial Flexibility
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2025 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At March 31, 2025, we had outstanding letters of credit issued through our unsecured revolving credit facility totaling approximately $27.5 million and approximately $1.2 billion available under our unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured Notes under the exemption from registration contained in Section (4)(a) of the Securities Act. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equally with all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We plan to use the unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. At March 31, 2025, we had $425.8 million outstanding under our commercial paper program.
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
We believe our ability to access capital markets is enhanced by our senior unsecured debt ratings by Moody's, Fitch, and Standard and Poor's, which are currently A3 with stable outlook, A- with stable outlook, and A- with stable outlook, respectively. We believe our ability to access capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings or borrow on an unsecured or secured basis in the future.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. We believe scheduled repayments of debt are manageable with contractual debt maturities over the next 12 months totaling $437.7 million, of which $425.8 million relates to commercial paper notes. See Note 6. "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
As of March 31, 2025, we estimated the additional cost to complete the construction of four properties to be approximately $350.7 million. Of this amount, we expect to incur costs between approximately $128 million and $148 million during the remainder of 2025 and to incur the remaining costs during 2026 through 2028. Additionally, we expect to incur costs between approximately $60 million and $80 million related to the start of new development activities, between approximately $79 million and $83 million of reposition, redevelopment, repurpose, and revenue enhancing expenditures, and between approximately $96 million and $100 million of additional recurring capital expenditures.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and through our commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages. We continue to evaluate our portfolio and plan to continue our practice of selective dispositions as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In February 2025, our Board of Trust Managers declared a quarterly dividend of $1.05 per common share to our common shareholders of record as of March 31, 2025. The quarterly dividend was subsequently paid on April 17, 2025, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2025, our annualized dividend rate would be $4.20 per share or unit.

Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on the evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is accurately recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during our most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
We incorporate by reference into this Item our litigation disclosures made in Note 10. "Commitments and Contingencies" to our Condensed Consolidated Financial Statements.
Item 1A.     Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended March 31, 2025.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

10.1	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2025 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 2, 2025

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 2, 2025

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	May 2, 2025
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer