Form 10-Q
period 2025-06-30
CAMDEN PROPERTY TRUST
filed 2025-08-01
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 25, 2025, 106,852,727 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2025	December 31, 2024
Assets
Real estate assets, at cost
Land	$1,789,207	$1,722,526
Buildings and improvements	11,763,017	11,319,460
	$13,552,224	$13,041,986
Accumulated depreciation	(5,128,622)	(4,867,422)
Net operating real estate assets	$8,423,602	$8,174,564
Properties under development and land	380,437	401,542
Total real estate assets	$8,804,039	$8,576,106
Accounts receivable – affiliates	8,889	8,991
Other assets, net	262,100	234,838
Cash and cash equivalents	33,091	21,045
Restricted cash	11,454	11,164
Total assets	$9,119,573	$8,852,144
Liabilities and equity
Liabilities
Notes Payable
Unsecured	$3,495,487	$3,155,233
Secured	330,476	330,358
Accounts payable and accrued expenses	206,018	215,179
Accrued real estate taxes	91,954	78,529
Distributions payable	116,007	113,549
Other liabilities	219,635	212,107
Total liabilities	$4,459,577	$4,104,955
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,746 and 117,737,740 issued at June 30, 2025 and December 31, 2024, respectively; 115,701,951 and 115,779,233 outstanding at June 30, 2025 and December 31, 2024, respectively	1,157	1,158
Additional paid-in capital	5,941,893	5,930,729
Distributions in excess of net income attributable to common shareholders	(1,007,075)	(897,931)
Treasury shares, at cost (8,849,075 and 9,091,081 common shares at June 30, 2025 and December 31, 2024, respectively)	(350,166)	(359,732)
Accumulated other comprehensive income	1,676	974
Total common equity	$4,587,485	$4,675,198
Non-controlling interests	72,511	71,991
Total equity	$4,659,996	$4,747,189
Total liabilities and equity	$9,119,573	$8,852,144
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Property revenues	$396,509	$387,150	$787,074	$770,291
Property expenses
Property operating and maintenance	93,031	90,126	182,729	179,170
Real estate taxes	50,641	48,763	100,363	98,264
Total property expenses	$143,672	$138,889	$283,092	$277,434
Non-property income
Fee and asset management	$2,633	$2,606	$5,120	$3,890
Interest and other income	68	1,598	78	3,366
Income on deferred compensation plans	8,350	1,073	9,548	6,892
Total non-property income	$11,051	$5,277	$14,746	$14,148
Other expenses
Property management	$9,699	$9,846	$19,594	$19,240
Fee and asset management	641	475	1,312	918
General and administrative	21,183	18,154	39,891	34,847
Interest	35,375	32,227	69,165	64,764
Depreciation and amortization	152,108	145,894	301,360	290,696
Expense on deferred compensation plans	8,350	1,073	9,548	6,892
Total other expenses	$227,356	$207,669	$440,870	$417,357
Loss on early retirement of debt	—	—	—	(921)
Gain on sale of operating property	47,293	—	47,293	43,806
Income from continuing operations before income taxes	$83,825	$45,869	$125,151	$132,533
Income tax expense	(1,231)	(1,059)	(1,790)	(1,964)
Net income	$82,594	$44,810	$123,361	$130,569
Net income allocated to non-controlling interests	(1,924)	(1,893)	(3,869)	(3,763)
Net income attributable to common shareholders	$80,670	$42,917	$119,492	$126,806

Earnings per share – basic	$0.74	$0.40	$1.10	$1.17
Earnings per share – diluted	0.74	0.40	1.10	1.17
Weighted average number of common shares outstanding – basic	108,636	108,406	108,584	108,556
Weighted average number of common shares outstanding – diluted	109,400	108,424	108,636	108,577
Condensed Consolidated Statements of Comprehensive Income
Net income	82,594	44,810	123,361	130,569
Other comprehensive income
Unrealized gain on cash flow hedging activities	—	—	—	85
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	351	361	702	1,450
Comprehensive income	$82,945	$45,171	$124,063	$132,104
Net income allocated to non-controlling interests	(1,924)	(1,893)	(3,869)	(3,763)
Comprehensive income attributable to common shareholders	$81,021	$43,278	$120,194	$128,341
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the six months ended June 30, 2025

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, December 31, 2024	$1,158	$5,930,729	$(897,931)	$(359,732)	$974	$71,991	$4,747,189
Net income			119,492			3,869	123,361
Other comprehensive income					702		702
Net share awards		10,523		9,237			19,760
Employee share purchase plan		640		329			969
Cash distributions declared to equity holders ($2.10 per common share)			(228,636)			(3,349)	(231,985)
Other	(1)	1					—
Equity, June 30, 2025	$1,157	$5,941,893	$(1,007,075)	$(350,166)	$1,676	$72,511	$4,659,996

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended June 30, 2025

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, March 31, 2025	$1,157	$5,936,982	$(973,416)	$(351,092)	$1,325	$72,262	$4,687,218
Net income			80,670			1,924	82,594
Other comprehensive income					351		351
Net share awards		4,373		597			4,970
Employee share purchase plan		538		329			867
Cash distributions declared to equity holders ($1.05 per common share)			(114,329)			(1,675)	(116,004)
Other							—
Equity, June 30, 2025	$1,157	$5,941,893	$(1,007,075)	$(350,166)	$1,676	$72,511	$4,659,996

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the six months ended June 30, 2024

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive (loss) income	Non-controlling interests	Total equity
Equity, December 31, 2023	$1,156	$5,914,868	$(613,651)	$(320,364)	$(1,252)	$71,014	$5,051,771
Net income			126,806			3,763	130,569
Other comprehensive income					1,535		1,535
Net share awards		8,781		9,832			18,613
Employee share purchase plan		960		554			1,514
Common shares repurchased				(49,997)			(49,997)
Cash distributions declared to equity holders ($2.06 per common share)			(223,788)			(3,285)	(227,073)
Other	1	(1)					—
Equity, June 30, 2024	$1,157	$5,924,608	$(710,633)	$(359,975)	$283	$71,492	$4,926,932

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended June 30, 2024

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive (loss) income	Non-controlling interests	Total equity
Equity, March 31, 2024	$1,157	$5,919,851	$(641,663)	$(356,880)	$(78)	$71,241	$4,993,628
Net income			42,917			1,893	44,810
Other comprehensive income					361		361
Net share awards		3,906		666			4,572
Employee share purchase plan		851		554			1,405
Common shares repurchased				(4,315)			(4,315)
Cash distributions declared to equity holders ($1.03 per common share)			(111,887)			(1,642)	(113,529)
Equity, June 30, 2024	$1,157	$5,924,608	$(710,633)	$(359,975)	$283	$71,492	$4,926,932

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$123,361	$130,569
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	301,360	290,696
Loss on early retirement of debt	—	921
Gain on sale of operating property	(47,293)	(43,806)
Share-based compensation	8,245	7,009
Net change in operating accounts and other	(6,794)	(24,430)
Net cash from operating activities	$378,879	$360,959
Cash flows from investing activities
Development and capital improvements, including land	$(195,217)	$(210,480)
Acquisition of operating properties	(334,216)	—
Net proceeds from sale of operating property	58,775	114,474
Other	(2,799)	(4,472)
Net cash from investing activities	$(473,457)	$(100,478)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$588,000	$120,000
Repayments on unsecured revolving credit facility	(766,000)	(120,000)
Proceeds from commercial paper program, net	514,821	—
Proceeds from notes payable	—	395,952
Repayment of notes payable	—	(550,000)
Distributions to common shareholders and non-controlling interests	(229,490)	(223,949)
Repurchase of common shares and units	—	(49,997)
Other	(417)	1,367
Net cash from financing activities	$106,914	$(426,627)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,336	(166,146)
Cash, cash equivalents, and restricted cash, beginning of period	32,209	268,047
Cash, cash equivalents, and restricted cash, end of period	$44,545	$101,901
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$33,091	$93,932
Restricted cash	11,454	7,969
Total cash, cash equivalents, and restricted cash, end of period	$44,545	$101,901
Supplemental information
Cash paid for interest, net of interest capitalized	$70,330	$61,786
Cash paid for income taxes, net of refunds	2,531	2,906
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$116,007	$113,506
Value of shares issued under benefit plans, net of cancellations	27,787	25,249
Accrual associated with construction and capital expenditures	26,524	30,838
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of June 30, 2025, we owned interests in, operated, or were developing 180 multifamily properties comprised of 61,203 apartment homes across the United States. Of the 180 properties, four properties were under construction as of June 30, 2025, and will consist of a total of 1,531 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights, and participating rights. As of June 30, 2025, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of June 30, 2025, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
Acquisitions of Real Estate. Upon an acquisition of real estate, we determine the fair value of tangible and intangible assets, which includes land, buildings (as if-vacant), furniture and fixtures, the value of in-place leases, including above and below-market leases, and acquired liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Estimates of fair value of acquired debt, if any, are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below-market leases is amortized over the estimated average remaining life of leases in place at the time of acquisition; the net carrying value of in-place leases are included in other assets, net and the net carrying value of above or below-market leases are included in other liabilities, net in our condensed consolidated balance sheets.
During the three and six months ended June 30, 2025, we recognized amortization expense related to in-place leases of approximately $5.1 million and $7.0 million, respectively. Net above and below-market leases were not material for the three and six months ended June 30, 2025. We did not have any in-place leases or above or below-market leases during the three or six months ended June 30, 2024.
During each of the three and six months ended June 30, 2025, the weighted average amortization period for in-place leases was approximately seven months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. We did not record any impairment charges for the three or six months ended June 30, 2025 or 2024.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $3.5 million and $4.8 million for the three months ended June 30, 2025 and 2024, respectively, and was approximately $7.0 million and $9.8 million for the six months ended June 30, 2025 and 2024, respectively. Capitalized real estate taxes were approximately $0.6 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $1.2 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.
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

Counterparty Credit Risk. Fair values of our derivatives can change significantly from period-to-period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
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
Financial Instrument Fair Value Disclosures. As of June 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

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
As of June 30, 2025, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2025	$564.7
2026	311.0
2027	3.3
2028	3.0
2029	2.6
Thereafter	3.6
Total	$888.2
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms in our leases.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $17.9 million and $16.6 million as of June 30, 2025 and December 31, 2024, respectively. These investments are included in other assets, net in our condensed consolidated balance sheets and we did not record any impairments during the three or six months ended June 30, 2025 or 2024 relating to these investments.
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
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.1 million and 1.8 million the three months ended June 30, 2025 and 2024, respectively, and 1.8 million for each of the six months ended June 30, 2025 and 2024. These securities, which include share awards granted and units convertible into common shares, are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Earnings per common share calculation – basic
Net income attributable to common shareholders	$80,670	$42,917	$119,492	$126,806
Amount allocated to participating securities	(173)	(78)	(266)	(233)
Net income attributable to common shareholders – basic	$80,497	$42,839	$119,226	$126,573

Total earnings per common share – basic	$0.74	$0.40	$1.10	$1.17

Weighted average number of common shares outstanding – basic	108,636	108,406	108,584	108,556

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$80,497	$42,839	$119,226	$126,573
Income allocated to common units from continuing operations	537	—	—	—
Net income attributable to common shareholders – diluted	$81,034	$42,839	$119,226	$126,573

Total earnings per common share – diluted	$0.74	$0.40	$1.10	$1.17

Weighted average number of common shares outstanding – basic	108,636	108,406	108,584	108,556
Incremental shares issuable from assumed conversion of share awards granted	39	18	52	21
Common units	725	—	—	—
Weighted average number of common shares outstanding – diluted	109,400	108,424	108,636	108,577
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
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. As of June 30, 2025, the remaining dollar value of our common equity securities authorized to be repurchased under this plan was $450.0 million. There were no repurchases during the six months ended June 30, 2025 and through the date of this filing.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2025, we had approximately 106.9 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
5. Acquisitions and Dispositions
Acquisition of Operating Properties. During the six months ended June 30, 2025, we purchased the following operating properties:

($ in millions)
Property	Location	Purchase Price	Homes	Month Purchased
Camden Clearwater	Clearwater, Florida	$138.7	360	May 2025
Camden West Nashville	Nashville, Tennessee	$131.3	435	February 2025
Camden Leander	Leander, Texas	$67.7	352	January 2025
We did not acquire any operating properties during the six months ended June 30, 2024.
Sale of Operating Properties. During the six months ended June 30, 2025 and 2024, we sold the following operating properties:

($ in millions)
Property	Location	Sales Price	Gain Recognized	Homes	Month Sold
Camden Midtown	Houston, Texas	$60.0	$47.3	337	June 2025
Camden Vantage	Atlanta, Georgia	$115.0	$43.8	592	February 2024
Subsequent to quarter end, we sold the following operating properties:

($ in millions)
Property	Location	Sales Price	Homes	Month Sold
Camden Royal Oaks I & II	Houston, Texas	$60.0	340	July 2025
Camden Cimarron	Irving, Texas	$53.5	286	July 2025

6. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2025	December 31, 2024
Commercial banks
5.50% Term Loan, due 2026	$39.9	$39.9
5.14% Unsecured revolving credit facility	—	178.0
4.55% Commercial Paper Program	515.6	—
	$555.5	$217.9

Senior unsecured notes
5.63% Notes, due 2026 (1)	$504.8	$503.3
3.74% Notes, due 2028	399.2	399.1
3.67% Notes, due 2029 (2)	597.1	596.8
2.91% Notes, due 2030	746.4	746.0
5.06% Notes, due 2034	395.5	395.2
3.41% Notes, due 2049	297.0	296.9
	$2,940.0	$2,937.3

Total unsecured notes payable	$3,495.5	$3,155.2

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.5	$291.4
3.87% note, due 2028	39.0	39.0
Total secured notes payable	$330.5	$330.4

Total notes payable (3)	$3,826.0	$3,485.6
(1)    Balances are increased by $6.3 million and $5.3 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of June 30, 2025 and December 31, 2024, respectively. See Note 7. "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2)     The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3) Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $10.6 million and $13.3 million as of June 30, 2025 and December 31, 2024, respectively.
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2025 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At June 30, 2025, we had no outstanding letters of credit issued under our unsecured revolving credit facility and had approximately $1.2 billion available under our unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(a) of the Securities Act of 1933, as amended. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equal in priority to all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. The commercial paper issued during the six months ended June 30, 2025 had original maturities of less than 30 days.
We had outstanding floating rate debt of approximately $1.1 billion and $721.2 million at June 30, 2025 and December 31, 2024, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of an interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 5.1% and 5.6% as of June 30, 2025 and December 31, 2024, respectively.
Our indebtedness had a weighted average maturity of approximately 5.1 years at June 30, 2025. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2025:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2025	$513.8	4.6%
2026	566.9	5.6
2027	172.5	3.9
2028	529.9	3.8
2029	598.2	3.8
Thereafter	1,444.7	3.6
Total	$3,826.0	4.1%
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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at June 30, 2025 and 2024.
During each of the three months ended June 30, 2025 and 2024, approximately $0.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods and approximately $0.7 million was reclassified from AOCI as an increase to interest expense during each of the six months ended June 30, 2025 and 2024.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair value of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At June 30, 2025 and December 31, 2024, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. Refer to Note 6. "Notes Payable" for further discussion of the $500.0 million notes due in 2026.
Refer to Note 12. "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.

8. Share-Based Compensation
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by the Company's shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses, and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include subsidiaries' officers and employees, Trust Managers, and certain of our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized for grant under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and stock appreciation rights, granted, and (2) 1.0 to 1.0 for every stock option or stock appreciation right granted. As of June 30, 2025, there were approximately 3.5 million common shares available for grant under the 2018 Share Plan, which would result in approximately 1.0 million shares which could be granted pursuant to full value awards conversion ratios as defined under the 2018 Share Plan.
Total compensation cost for share awards charged against income was approximately $4.5 million and $4.0 million for the three months ended June 30, 2025 and 2024, and approximately $8.7 million and $7.5 million for the six months ended June 30, 2025 and 2024, respectively. Total capitalized compensation costs for share awards were approximately $0.7 million and $1.5 million for the three months ended June 30, 2025 and 2024, and approximately $1.6 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.
A summary of activity under our share incentive plans for the six months ended June 30, 2025 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2024	216,190	$108.07
Granted	235,527	118.84
Vested	(208,830)	117.77
Forfeited	(1,841)	109.40
Total nonvested share awards outstanding at June 30, 2025	241,046	$110.16
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
The weighted average fair value of share awards granted during the six months ended June 30, 2025 and 2024 was $118.84 per share and $96.12 per share, respectively. The total fair value of shares vested was approximately $24.6 million and $23.7 million during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, the unamortized value of previously issued unvested share awards was approximately $21.8 million which is expected to be amortized over the next three years.
9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Change in assets:
Other assets, net	$(15,379)	$(22,344)
Change in liabilities:
Accounts payable and accrued expenses	(9,954)	(5,505)
Accrued real estate taxes	12,962	(5,603)
Other liabilities	3,023	6,982
Other	2,554	2,040
Change in operating accounts and other	$(6,794)	$(24,430)

10. Commitments and Contingencies
Construction Contracts. As of June 30, 2025, we estimated the total additional cost to complete the four properties currently under construction to be approximately $312.2 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and through our commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by RealPage, Inc. ("RealPage"), a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation has consolidated 43 cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee. Separate and apart from these private causes of action, on November 1, 2023, we, along with 13 other owners an/or operators of multifamily housing and RealPage were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of the District of Columbia. On February 28, 2024, we, along with 11 other owners and/or operators of multifamily housing and RealPage were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of Arizona. On January 7, 2025, we along with six other owners and/or operators of multifamily housing, were name in a civil lawsuit brought by the U.S. Department of Justice and ten states against RealPage with similar allegations. Additionally, we have been informed by other state regulators they are investigating this matter. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are still in the discovery phase, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2025, we had approximately $0.6 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million was non-refundable.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the six months ended June 30, 2025. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $0.9 million for each of the three months ended June 30, 2025 and 2024 and approximately $1.9 million for each of the six months ended June 30, 2025 and 2024.

The following is a summary of our maturities of our lease liabilities as of June 30, 2025:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2025	$1.1
2026	0.8
2027	0.4
2028	0.2
2029	—
Thereafter	—
Discount for time value	(0.1)
Lease liability as of June 30, 2025 (1)	$2.4
(1)In June 2024, the company entered into a new corporate headquarters operating lease with future minimum payments in the aggregate of approximately $29.6 million. As of June 30, 2025, this lease has not commenced and is not reflected on our condensed consolidated balance sheets. This lease is expected to commence in the fourth quarter of fiscal year 2025 with a lease term of 12 years.
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024 as income tax expense. Income taxes for the three and six months ended June 30, 2025 were comprised mainly of state income and franchise taxes, and federal taxes related to our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.
12. Fair Value Measurements
The following disclosures present information about our fair value measurements using the inputs and fair value hierarchy discussed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2025				December 31, 2024
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$142.4	$—	$—	$142.4	$134.1	$—	$—	$134.1
Derivative financial instruments (fair value hedges)	$—	$6.3	$—	$6.3	$—	$5.3	$—	$5.3
(1)Approximately $6.9 million and $17.7 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.
Non-Recurring Fair Value Disclosures. We did not have any non-recurring fair value measurements during the six months ended June 30, 2025. During the year ended December 31, 2024, we recognized an impairment of approximately $41.0 million related to three land holdings. The fair market value of the impaired land holdings totaled approximately $46.7 million, which was determined using Level 3 inputs primarily based on comparable sales.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,765.7	$2,602.6	$2,764.4	$2,528.6
Floating rate notes payable (1)	1,060.3	1,070.1	721.2	733.0
(1) Includes the senior unsecured notes payable and a term loan due in 2026 at June 30, 2025 and December 31, 2024, and includes commercial paper notes at June 30, 2025 and balances outstanding under our unsecured revolving credit facility at December 31, 2024.
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

The following table details NOI and significant expenses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Property revenues	$396,509	$387,150	$787,074	$770,291
Property expenses:
Real estate taxes	(50,641)	(48,763)	(100,363)	(98,264)
Salaries and benefits for on-site employees	(27,415)	(25,640)	(53,199)	(50,399)
Utilities	(27,761)	(26,110)	(55,539)	(52,557)
Repairs and maintenance	(19,432)	(18,501)	(36,145)	(35,319)
Other property and maintenance expenses (a)	(18,423)	(19,875)	(37,846)	(40,895)
Net operating income	$252,837	$248,261	$503,982	$492,857
Non-property income	11,051	5,277	14,746	14,148
Other segment expenses (b)	(39,873)	(29,548)	(70,345)	(61,897)
Interest expense	(35,375)	(32,227)	(69,165)	(64,764)
Depreciation and amortization	(152,108)	(145,894)	(301,360)	(290,696)
Loss on early retirement of debt	—	—	—	(921)
Gain on sale of operating property	47,293	—	47,293	43,806
Income tax expense	(1,231)	(1,059)	(1,790)	(1,964)
Net income	$82,594	$44,810	$123,361	$130,569
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
We consider portions of this report to be "forward-looking" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical facts, but instead include statements related to expectations, projections, intentions, or other items relating to the future; forward-looking statements are not guarantees of future performance, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein which are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of June 30, 2025, we owned interests in, operated, or were developing 180 multifamily properties comprised of 61,203 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
Our results for the three and six months ended June 30, 2025, reflect an increase in same store revenues of approximately 1.0% and 0.9%, respectively, as compared to the same periods in 2024. The increases were primarily due to higher occupancy, which we believe was primarily attributable to job growth, favorable demographics with a higher propensity to rent versus buy, and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate are manageable and these moderating levels of supply should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $80.7 million and $42.9 million for the three months ended June 30, 2025 and 2024, respectively, and was $119.5 million and $126.8 million for the six months ended June 30, 2025 and 2024, respectively. The $37.8 million increase during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to recognizing a gain on sale of one operating property in June 2025 of $47.3 million. The $7.3 million decrease during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to higher depreciation expense and amortization of in-place leases relating to the acquisition of three operating properties incurred during the six months ended June 30, 2025, partially offset by recognizing a higher gain on the sale of an operating property during the six months ended June 30, 2025 as compared to the gain on sale recognized during the same period in 2024. See further discussion of our 2025 operations as compared to 2024 in "Results of Operations," below.
Construction and Development Activity
At June 30, 2025, we had a total of four properties under construction comprising 1,531 apartment homes. As of June 30, 2025, we estimated the total additional cost to complete the construction of these four properties was approximately $312.2 million.

Acquisitions
During the six months ended June 30, 2025, we purchased the following operating properties:

($ in millions)
Property	Location	Purchase Price	Homes	Month Purchased
Camden Clearwater	Clearwater, Florida	$138.7	360	May 2025
Camden West Nashville	Nashville, Tennessee	$131.3	435	February 2025
Camden Leander	Leander, Texas	$67.7	352	January 2025
Dispositions
During the six months ended June 30, 2025, we sold the following operating property:

($ in millions)
Property	Location	Sales Price	Gain Recognized	Homes	Month Sold
Camden Midtown	Houston, Texas	$60.0	$47.3	337	June 2025
Subsequent to quarter end, we sold the following operating properties:

($ in millions)
Property	Location	Sales Price	Homes	Month Sold
Camden Royal Oaks I & II	Houston, Texas	$60.0	340	July 2025
Camden Cimarron	Irving, Texas	$53.5	286	July 2025
Debt
In February 2025, we established a commercial paper program under which we may issue the commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(a) of the Securities Act. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $600.0 million. At June 30, 2025, we had an aggregate of $515.6 million principal amount of Notes outstanding under the commercial paper program which had a weighted average interest rate of 4.55%.
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
As of June 30, 2025, we had approximately $1.2 billion available under our $1.2 billion unsecured revolving credit facility. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. At June 30, 2025, we had $515.6 million outstanding under our commercial paper program. We believe scheduled repayments of debt are manageable with contractual debt maturities over the next 12 months totaling $527.5 million, of which $515.6 million relates to commercial paper notes. As of June 30, 2025, and through the date of this filing, we also had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2023 ATM program. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund future acquisitions, new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2025		December 31, 2024
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	9,194	27	9,531	28
Dallas/Fort Worth, Texas	6,226	15	6,224	15
Washington, D.C. Metro	6,194	17	6,192	17
Phoenix, Arizona	4,426	14	4,426	14
Atlanta, Georgia	4,270	14	4,270	14
Austin, Texas	4,038	12	3,686	11
Orlando, Florida	3,954	11	3,954	11
Raleigh, North Carolina	3,672	10	3,672	10
Charlotte, North Carolina	3,510	15	3,510	15
Tampa/St. Petersburg, Florida	3,464	9	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,811	5	1,811	5
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	1,193	3	758	2
Total Operating Properties	59,672	176	58,858	174
Properties Under Construction
Charlotte, North Carolina	769	2	769	2
Nashville, Tennessee	393	1	—	—
Raleigh, North Carolina	369	1	369	1
Total Properties Under Construction	1,531	4	1,138	3
Total Properties	61,203	180	59,996	177

Stabilized
We generally consider a property stabilized once it reaches 90% occupancy. During the second quarter of 2024, we completed the construction of Camden Woodmill Creek in Spring, Texas, which has 189 homes, and stabilization was achieved during the second quarter of 2025.
Completed Construction in Lease- Up
At June 30, 2025, there were two completed operating properties in lease up as follows:

($ in millions) Properties and Locations	Number of Homes	Cost Incurred (1)	% Leased at 7/28/2025	Date of Construction Completion	Estimated Date of Stabilization
Camden Durham
Durham, NC	420	$145.4	95%	4Q24	3Q25
Camden Long Meadow Farms
Richmond, TX	188	$72.5	75%	4Q24	1Q26
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at June 30, 2025 includes approximately $380.4 million related to properties under development and land. Of this amount, approximately $229.9 million related to our projects currently under construction. In addition, we had approximately $150.5 million primarily invested in land held for future development and land holdings, which included approximately $92.7 million related to land held for future development and $57.8 million invested in land which we may develop in the future.
Properties Under Construction. At June 30, 2025, we had four properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden Village District (1)
Raleigh, NC	369	$138.0	$136.8	$39.9	3Q25	2Q27
Camden South Charlotte
Charlotte, NC	420	163.0	81.1	81.1	2Q27	4Q28
Camden Blakeney
Charlotte, NC	349	154.0	55.4	55.4	3Q27	3Q28
Camden Nations
Nashville, TN	393	184.0	53.5	53.5	3Q28	2Q30
Total	1,531	$639.0	$326.8	$229.9
(1) Property in lease-up was 37% leased at July 28, 2025.
Development Pipeline Communities. At June 30, 2025, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Baker
Denver, CO	434	$191.0	$38.5
Camden Gulch
Nashville, TN	498	300.0	54.2
Total	932	$491.0	$92.7
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
Land Holdings. At June 30, 2025, we also had four undeveloped land tracts with a valuation of approximately $57.8 million.

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
Reconciliations of net income to NOI for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$82,594	$44,810	$123,361	$130,569
Less: Fee and asset management income	(2,633)	(2,606)	(5,120)	(3,890)
Less: Interest and other income	(68)	(1,598)	(78)	(3,366)
Less: Income on deferred compensation plans	(8,350)	(1,073)	(9,548)	(6,892)
Plus: Property management expense	9,699	9,846	19,594	19,240
Plus: Fee and asset management expense	641	475	1,312	918
Plus: General and administrative expense	21,183	18,154	39,891	34,847
Plus: Interest expense	35,375	32,227	69,165	64,764
Plus: Depreciation and amortization expense	152,108	145,894	301,360	290,696
Plus: Expense on deferred compensation plans	8,350	1,073	9,548	6,892
Plus: Loss on early retirement of debt	—	—	—	921
Less: Gain on sale of operating property	(47,293)	—	(47,293)	(43,806)
Plus: Income tax expense	1,231	1,059	1,790	1,964
Net operating income	$252,837	$248,261	$503,982	$492,857

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2025 as compared to the same periods in 2024:

($ in thousands)	Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2025	2025	2024	$	%	2025	2024	$	%
Property revenues:
Same store communities	56,781	$377,408	$373,685	$3,723	1.0%	$751,979	$745,341	$6,638	0.9%
Non-same store communities	2,283	11,896	5,591	6,305	*	20,715	10,765	9,950	92.4
Development and lease-up communities	2,139	3,127	903	2,224	*	5,867	1,299	4,568	*
Dispositions/Other	—	4,078	6,971	(2,893)	(41.5)	8,513	12,886	(4,373)	(33.9)
Total property revenues	61,203	$396,509	$387,150	$9,359	2.4%	$787,074	$770,291	$16,783	2.2%
Property expenses:
Same store communities	56,781	$136,408	$133,254	$3,154	2.4%	$268,565	$264,659	$3,906	1.5%
Non-same store communities	2,283	4,775	2,526	2,249	89.0	8,214	5,235	2,979	56.9
Development and lease-up communities	2,139	1,516	549	967	*	2,864	812	2,052	*
Dispositions/Other	—	973	2,560	(1,587)	(62.0)	3,449	6,728	(3,279)	(48.7)
Total property expenses	61,203	$143,672	$138,889	$4,783	3.4%	$283,092	$277,434	$5,658	2.0%
Property NOI:
Same store communities	56,781	$241,000	$240,431	$569	0.2%	$483,414	$480,682	$2,732	0.6%
Non-same store communities	2,283	7,121	3,065	4,056	*	12,501	5,530	6,971	*
Development and lease-up communities	2,139	1,611	354	1,257	*	3,003	487	2,516	*
Dispositions/Other	—	3,105	4,411	(1,306)	(29.6)	5,064	6,158	(1,094)	(17.8)
Total property NOI	61,203	$252,837	$248,261	$4,576	1.8%	$503,982	$492,857	$11,125	2.3%
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
Same Store Analysis
Same store property NOI increased approximately $0.6 million and $2.7 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.
The $0.6 million increase in same store property NOI for the three months ended June 30, 2025 was primarily due to an increase in same store property revenues of approximately $3.7 million which was partially offset by an increase of approximately $3.2 million in same store property expenses as compared to the same period in 2024.
The $3.7 million increase in same store property revenues during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to higher occupancy of approximately $1.5 million, higher income of approximately $1.2 million from our utility rebilling and ancillary income programs, and lower uncollectible revenues of approximately $0.5 million.
The $3.2 million increase in same store property expenses during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to higher utilities expense of approximately $1.3 million, higher salaries and benefits of approximately $1.2 million, higher general and administrative and marketing and leasing expenses of approximately $0.8 million, and higher repairs and maintenance expense of approximately $0.6 million. The increase was partially offset by lower property insurance expense of approximately $1.0 million.
The $2.7 million increase in same store property NOI for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in same store property revenues of approximately $6.6 million which was partially offset by an increase of approximately $3.9 million in same store property expenses as compared to the same period in 2024.
The $6.6 million increase in same store property revenues during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to higher occupancy of approximately $3.3 million, higher income of approximately $2.2 million from our utility rebilling and ancillary income programs, and lower uncollectible revenues of approximately $1.0 million.
The $3.9 million increase in same store property expenses during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to higher utilities expense of approximately $2.5 million, higher salaries and benefits of approximately $2.2 million, and higher general and administrative and marketing and leasing expenses of approximately $1.0 million. The increase was partially offset by lower property insurance expense of approximately $1.9 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.3 million and $9.5 million for the three and six months ended June 30, 2025 as compared to the same periods in 2024. The increases were due to increases from non-same store communities of approximately $4.1 million and $7.0 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, and increases from development and lease-up communities of $1.2 million and $2.5 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024. The increases in property NOI from our non-same store communities was primarily due to the acquisition of three operating properties during the three and six months ended June 30, 2025 and the stabilization of one operating property in 2024, and one operating property in 2025. The increases in property NOI from our development and lease-up communities were primarily due to the timing of lease-up for two operating properties which completed construction in 2024.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended June 30, 2025 as compared to 2024	For the six months ended June 30, 2025 as compared to 2024

Property Revenues:
Revenues from acquisitions	$5.1	$7.0
Revenues from non-same store stabilized properties	1.0	2.3
Revenues from development and lease-up properties	2.2	4.6
Other non same-store	0.2	0.6
	$8.5	$14.5
Property Expenses:
Expenses from acquisitions	$2.0	$2.8
Expenses from non-same store stabilized properties	0.2	0.3
Expenses from development and lease-up properties	1.0	2.1
Other non same-store	—	(0.2)
	$3.2	$5.0
Property NOI:
NOI from acquisitions	$3.1	$4.2
NOI from non-same store stabilized properties	0.8	2.0
NOI from development and lease-up properties	1.2	2.5
Other non same-store	0.2	0.8
	$5.3	$9.5
Dispositions/Other Property Analysis
Dispositions/Other property NOI decreased approximately $1.3 million and $1.1 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024. The decreases were comprised of lower NOI related to dispositions of approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 due to the disposition of one operating property in June 2025. The decrease during the six months ended June 30, 2025 also related to the disposition of one operating property in February 2024. The decreases were also due to lower other property NOI of approximately $1.0 million and $0.3 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The decreases were primarily due to recognizing higher business interruption insurance proceeds during the three and six months ended June 30, 2024, and incurring lower storm-related expenses during the three and six months ended June 30, 2025 as compared to the same periods in 2024.
Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Fee and asset management	$2,633	$2,606	$27	1.0%	$5,120	$3,890	$1,230	31.6%
Interest and other income	68	1,598	(1,530)	(95.7)	78	3,366	(3,288)	(97.7)
Income on deferred compensation plans	8,350	1,073	7,277	*	9,548	6,892	2,656	38.5
Total non-property income	$11,051	$5,277	$5,774	109.4%	$14,746	$14,148	$598	4.2%
* Not a meaningful percentage.
Fee and asset management income from construction and development activities at our third-party construction projects was relatively flat during the three months ended June 30, 2025 and increased approximately $1.2 million for the six months ended June 30, 2025, as compared to the same periods in 2024. The increase for the six months ended June 30, 2025 was related to higher fees earned on third-party construction projects due to higher activity as compared to the same period in 2024.
Interest and other income decreased approximately $1.5 million and $3.3 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024. The decreases were primarily due to lower investment interest income earned due to having lower average cash balances during the three and six months ended June 30, 2025 as compared to the same periods in 2024.
Our deferred compensation plans recognized income of approximately $8.4 million and $9.5 million during the three and six months ended June 30, 2025, respectively, as compared to income of approximately $1.1 million and $6.9 million during the three and six months ended June 30, 2024, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Property management	$9,699	$9,846	$(147)	(1.5)%	$19,594	$19,240	$354	1.8%
Fee and asset management	641	475	166	34.9	1,312	918	394	42.9
General and administrative	21,183	18,154	3,029	16.7	39,891	34,847	5,044	14.5
Interest	35,375	32,227	3,148	9.8	69,165	64,764	4,401	6.8
Depreciation and amortization	152,108	145,894	6,214	4.3	301,360	290,696	10,664	3.7
Expense on deferred compensation plans	8,350	1,073	7,277	*	9,548	6,892	2,656	38.5
Total other expenses	$227,356	$207,669	$19,687	9.5%	$440,870	$417,357	$23,513	5.6%
* Not a meaningful percentage.
    Property management expense represents regional supervision and accounting costs related to property operations. Property management expenses were approximately 2.4% and 2.5% of total property revenues for the three months ended June 30, 2025 and 2024, respectively, and were 2.5% of total property revenues for each of the six months ended June 30, 2025 and 2024.
Fee and asset management expense from construction and development activities at our third-party projects increased approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to increases in third-party construction activity as compared to the same periods in 2024.
General and administrative expense increased approximately $3.0 million and $5.0 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily related to higher legal expenses and higher acquisition pursuit costs. Excluding income on deferred compensation plans, general and administrative expenses were approximately 5.3% and 4.6% of total revenues for the three months ended June 30, 2025 and 2024, respectively, and were 5.0% and 4.5% of total revenues for the six months ended June 30, 2025 and 2024, respectively.
Interest expense increased approximately $3.1 million and $4.4 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024. The increases were primarily due to increases in interest expense relating to interest recognized on our commercial paper program entered into in February 2025, and decreases in capitalized interest expense due to having lower average balances in assets under construction during the three and six months ended June 30, 2025 as compared to the same periods in 2024. The increases were offset by the repayment of a $250 million, 3.68% senior unsecured notes payable in September 2024, and lower variable rate interest expense recognized on the $500 million senior unsecured notes during the three and six months ended June 30, 2025 as compared to the same periods in 2024. The increase in interest expense during the six months ended June 30, 2025 was also due to an increase in interest expense recognized on our unsecured revolving credit facility resulting from higher average balances outstanding during the six months ended June 30, 2025 as compared to the same period in 2024.
Depreciation and amortization expense increased approximately $6.2 million and $10.7 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher depreciation expense and amortization of in-place leases related to the acquisition of an operating property in each of January, February, and May 2025.
Our deferred compensation plans incurred an expense of approximately $8.4 million and $9.5 million for the three and six months ended June 30, 2025, respectively, as compared to recognizing an expense of approximately $1.1 million and $6.9 million during the three and six months ended June 30, 2024, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
($ in thousands)	2025	2024	$	2025	2024	$
Loss on early retirement of debt	$—	$—	$—	$—	$(921)	$921
Gain on sale of operating property	$47,293	$—	$47,293	$47,293	$43,806	$3,487
Income tax expense	$(1,231)	$(1,059)	$(172)	$(1,790)	$(1,964)	$174
The $0.9 million loss on early retirement of debt for the six months ended June 30, 2024 was due to the write-off of unamortized loan costs related to the early retirement of our $300 million unsecured term loan in January 2024, which was scheduled to mature in August 2024.
The $47.3 million gain on sale during the three and six months ended June 30, 2025 was due to the disposition of one operating property located in Houston, Texas in June 2025. The $43.8 million gain on sale for the six months ended June 30, 2024 was due to the disposition of one operating property located in Atlanta, Georgia in February 2024.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Funds from operations
Net income attributable to common shareholders	$80,670	$42,917	$119,492	$126,806
Real estate depreciation and amortization	148,886	142,895	295,054	284,742
Gain on sale of operating property	(47,293)	—	(47,293)	(43,806)
Income allocated to non-controlling interests	1,924	1,893	3,869	3,763
Funds from operations	$184,187	$187,705	$371,122	$371,505
Casualty-related expenses, net of recoveries	(1,099)	(1,587)	(969)	(64)
Legal costs and settlements	2,311	1,114	4,183	1,966
Expensed transaction, development, and other pursuit costs	2,082	660	2,963	660
Severance	—	—	—	506
Loss on early retirement of debt	—	—	—	921
Other miscellaneous items	76	—	76	—
Core funds from operations	$187,557	$187,892	$377,375	$375,494
Less: recurring capitalized expenditures	(29,968)	(29,595)	(46,066)	(51,620)
Core adjusted funds from operations	$157,589	$158,297	$331,309	$323,874

Weighted average shares – basic	108,636	108,406	108,584	108,556
Incremental shares issuable from assumed conversion of:
Share awards granted	39	18	52	21
Common units	1,594	1,594	1,594	1,594
Weighted average shares – diluted	110,269	110,018	110,230	110,171

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.4 and 7.0 for the three months ended June 30, 2025 and 2024, respectively, and 6.6 and 6.9 for the six months ended June 30, 2025 and 2024, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 90.2% and 89.9% of our properties were unencumbered at June 30, 2025 and 2024, respectively. Our weighted average maturity of debt was approximately 5.1 years at June 30, 2025.
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
Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2025 as compared to the same period in 2024.
Net cash from operating activities was approximately $378.9 million during the six months ended June 30, 2025 as compared to approximately $361.0 million for the same period in 2024. The increase was primarily due to the timing of real estate tax payments in 2025 as compared to the same period in 2024, the growth attributable to our same store and non-same store communities, including the acquisition of three operating properties during 2025, and the timing of three operating properties which completed construction in 2024. The increase was partially offset by higher interest payments on our debt. See further discussion of our 2025 operations as compared to 2024 in "Results of Operations."
Net cash used in investing activities during the six months ended June 30, 2025 totaled approximately $473.5 million as compared to net cash provided by investing activities of $100.5 million during the same period in 2024. Cash outflows during the six months ended June 30, 2025 primarily related to the acquisition of three operating properties for approximately $334.2 million, and amounts paid for property development and capital improvements of approximately $195.2 million. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $58.8 million. Cash outflows during the six months ended June 30, 2024 primarily related to amounts paid for property development and capital improvements of approximately $210.5 million. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $114.5 million. The decrease in property development and capital improvements for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to lower capital improvements, reposition expenditures, and indirect costs in 2025 as compared to 2024. The property development and capital improvements during the six months ended June 30, 2025 and 2024, included the following:

	Six Months Ended June 30,
(in millions)	2025	2024
Expenditures for new development, including land	$92.1	$92.2
Capital expenditures	48.4	54.4
Reposition expenditures	41.7	47.0
Direct real estate taxes and capitalized interest and other indirect costs	13.0	16.9
Total	$195.2	$210.5

Net cash provided by financing activities totaled approximately $106.9 million for the six months ended June 30, 2025 as compared to net cash used in financing activities of approximately $426.6 million during the same period in 2024. Cash inflows during the six months ended June 30, 2025 primarily related to net proceeds of approximately $514.8 million of borrowings from our commercial paper program. These inflows were partially offset by net payments of $178.0 million of borrowings from our unsecured revolving credit facility, and $229.5 million used for distributions to common shareholders and non-controlling interest holders. Cash outflows during the six months ended June 30, 2024 primarily related to the repayment of our $300 million unsecured term loan, and $250 million senior unsecured notes in January 2024. Cash outflows also related to $223.9 million used for distributions to common shareholders and non-controlling interest holders, and $50.0 million used for common share repurchases. These outflows were partially offset by net proceeds of approximately $396.0 million from the issuance of $400.0 million senior unsecured notes in January 2024.
Financial Flexibility
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2025 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At June 30, 2025, we had no outstanding letters of credit issued under our unsecured revolving credit facility and had approximately $1.2 billion available under our unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured Notes under the exemption from registration contained in Section (4)(a) of the Securities Act. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equal in priority to all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. At June 30, 2025, we had $515.6 million outstanding under our commercial paper program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. We believe scheduled repayments of debt are manageable with contractual debt maturities over the next 12 months totaling $527.5 million, of which $515.6 million relates to commercial paper notes. See Note 6. "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
As of June 30, 2025, we estimated the additional cost to complete the construction of four properties to be approximately $312.2 million. Of this amount, we expect to incur costs between approximately $89 million and $99 million during the remainder of 2025 and to incur the remaining costs during 2026 through 2028. Additionally, for the remainder of 2025, we expect to incur costs between approximately $36 million and $56 million related to the start of new development activities, between approximately $52 million and $56 million of reposition, redevelopment, repurpose, and revenue enhancing expenditures, and between approximately $67 million and $71 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2025, our Board of Trust Managers declared a quarterly dividend of $1.05 per common share to our common shareholders of record as of June 30, 2025. The quarterly dividend was subsequently paid on July 17, 2025, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2025, our annualized dividend rate would be $4.20 per share or unit.

Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on the evaluation, the Chief Executive Officer and President and Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information required to be disclosed by us in our Exchange Act filings is accurately recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended June 30, 2025.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated August 1, 2025

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 1, 2025

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	August 1, 2025
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer