Form 10-Q
period 2025-09-30
CAMDEN PROPERTY TRUST
filed 2025-11-07
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________ to _______________
Commission file number: 1-12110

CAMDEN PROPERTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

TX			76-6088377
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 2700	Houston,	Texas	77056
(Address of principal executive offices)			(Zip Code)
(713) 354-2500
(Registrant's Telephone Number, Including Area Code)

11 Greenway Plaza, Suite 2400, Houston, Texas 77046
(Former Address, If Changed Since Last Report)

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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 31, 2025, 106,395,330 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2025	December 31, 2024
Assets
Real estate assets, at cost
Land	$1,791,077	$1,722,526
Buildings and improvements	11,812,521	11,319,460
	$13,603,598	$13,041,986
Accumulated depreciation	(5,234,087)	(4,867,422)
Net operating real estate assets	$8,369,511	$8,174,564
Properties under development and land	384,124	401,542
Total real estate assets	$8,753,635	$8,576,106
Accounts receivable – affiliates	8,889	8,991
Other assets, net	255,333	234,838
Cash and cash equivalents	25,931	21,045
Restricted cash	11,378	11,164
Total assets	$9,055,166	$8,852,144
Liabilities and equity
Liabilities
Notes Payable
Unsecured	$3,409,691	$3,155,233
Secured	330,536	330,358
Accounts payable and accrued expenses	232,960	215,179
Accrued real estate taxes	129,697	78,529
Distributions payable	115,518	113,549
Other liabilities	224,989	212,107
Total liabilities	$4,443,391	$4,104,955
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,753 and 117,737,740 issued at September 30, 2025 and December 31, 2024, respectively; 115,710,867 and 115,779,233 outstanding at September 30, 2025 and December 31, 2024, respectively	1,157	1,158
Additional paid-in capital	5,945,277	5,930,729
Distributions in excess of net income attributable to common shareholders	(1,011,983)	(897,931)
Treasury shares, at cost (9,315,296 and 9,091,081 common shares at September 30, 2025 and December 31, 2024, respectively)	(400,185)	(359,732)
Accumulated other comprehensive income	2,027	974
Total common equity	$4,536,293	$4,675,198
Non-controlling interests	75,482	71,991
Total equity	$4,611,775	$4,747,189
Total liabilities and equity	$9,055,166	$8,852,144
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Property revenues	$395,676	$387,232	$1,182,750	$1,157,523
Property expenses
Property operating and maintenance	96,646	95,940	279,375	275,110
Real estate taxes	49,050	47,420	149,413	145,684
Total property expenses	$145,696	$143,360	$428,788	$420,794
Non-property income
Fee and asset management	$2,565	$1,707	$7,685	$5,597
Interest and other income	78	1,076	156	4,442
Income on deferred compensation plans	6,749	8,248	16,297	15,140
Total non-property income	$9,392	$11,031	$24,138	$25,179
Other expenses
Property management	$8,863	$9,817	$28,457	$29,057
Fee and asset management	965	623	2,277	1,541
General and administrative	19,612	18,845	59,503	53,692
Interest	34,995	32,486	104,160	97,250
Depreciation and amortization	159,474	145,844	460,834	436,540
Expense on deferred compensation plans	6,749	8,248	16,297	15,140
Total other expenses	$230,658	$215,863	$671,528	$633,220
Impairment associated with land development activities	—	(40,988)	—	(40,988)
Loss on early retirement of debt	—	—	—	(921)
Gain on sale of operating properties	85,645	—	132,938	43,806
Income (loss) from continuing operations before income taxes	$114,359	$(1,948)	$239,510	$130,585
Income tax expense	(780)	(390)	(2,570)	(2,354)
Net income (loss)	$113,579	$(2,338)	$236,940	$128,231
Net income allocated to non-controlling interests	(4,645)	(1,866)	(8,514)	(5,629)
Net income (loss) attributable to common shareholders	$108,934	$(4,204)	$228,426	$122,602

Earnings (loss) per share – basic	$1.00	$(0.04)	$2.10	$1.13
Earnings (loss) per share – diluted	1.00	(0.04)	2.10	1.13
Weighted average number of common shares outstanding – basic	108,524	108,426	108,564	108,513
Weighted average number of common shares outstanding – diluted	108,580	108,426	108,617	108,547
Condensed Consolidated Statements of Comprehensive Income
Net income (loss)	$113,579	$(2,338)	$236,940	$128,231
Other comprehensive income (loss)
Unrealized gain on cash flow hedging activities	—	—	—	85
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	351	358	1,053	1,808
Comprehensive income (loss)	$113,930	$(1,980)	$237,993	$130,124
Net income allocated to non-controlling interests	(4,645)	(1,866)	(8,514)	(5,629)
Comprehensive income (loss) attributable to common shareholders	$109,285	$(3,846)	$229,479	$124,495
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the nine months ended September 30, 2025

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, December 31, 2024	$1,158	$5,930,729	$(897,931)	$(359,732)	$974	$71,991	$4,747,189
Net income			228,426			8,514	236,940
Other comprehensive income					1,053		1,053
Net share awards		13,820		9,217			23,037
Employee share purchase plan		727		329			1,056
Common shares repurchased				(49,999)			(49,999)
Cash distributions declared to equity holders ($3.15 per common share)			(342,478)			(5,023)	(347,501)
Other	(1)	1					—
Equity, September 30, 2025	$1,157	$5,945,277	$(1,011,983)	$(400,185)	$2,027	$75,482	$4,611,775

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended September 30, 2025

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, June 30, 2025	$1,157	$5,941,893	$(1,007,075)	$(350,166)	$1,676	$72,511	$4,659,996
Net income			108,934			4,645	113,579
Other comprehensive income					351		351
Net share awards		3,297		(20)			3,277
Employee share purchase plan		87					87
Common shares repurchased				(49,999)			(49,999)
Cash distributions declared to equity holders ($1.05 per common share)			(113,842)			(1,674)	(115,516)
Equity, September 30, 2025	$1,157	$5,945,277	$(1,011,983)	$(400,185)	$2,027	$75,482	$4,611,775

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)
For the three months ended September 30, 2024

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, June 30, 2024	$1,157	$5,924,608	$(710,633)	$(359,975)	$283	$71,492	$4,926,932
Net income (loss)			(4,204)			1,866	(2,338)
Other comprehensive income					358		358
Net share awards		2,785		(14)			2,771
Employee share purchase plan		85					85
Cash distributions declared to equity holders ($1.03 per common share)			(111,888)			(1,642)	(113,530)
Other	1	(1)					—
Equity, September 30, 2024	$1,158	$5,927,477	$(826,725)	$(359,989)	$641	$71,716	$4,814,278

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$236,940	$128,231
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	460,834	436,540
Impairment associated with land development activities	—	40,988
Loss on early retirement of debt	—	921
Gain on sale of operating properties	(132,938)	(43,806)
Share-based compensation	12,716	10,789
Net change in operating accounts and other	52,254	48,856
Net cash from operating activities	$629,806	$622,519
Cash flows from investing activities
Development and capital improvements, including land	$(310,388)	$(306,612)
Acquisition of operating properties	(334,216)	—
Net proceeds from sale of operating properties	169,408	114,474
Increase in non-real estate assets	(1,474)	(3,812)
Other	(1,895)	(92)
Net cash from investing activities	$(478,565)	$(196,042)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$588,000	$258,000
Repayments on unsecured revolving credit facility	(766,000)	(120,000)
Proceeds from commercial paper program, net	428,273	—
Proceeds from notes payable	—	395,952
Repayment of notes payable	—	(800,000)
Distributions to common shareholders and non-controlling interests	(345,465)	(337,456)
Repurchase of common shares and units	(49,999)	(49,997)
Other	(950)	1,323
Net cash from financing activities	$(146,141)	$(652,178)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,100	(225,701)
Cash, cash equivalents, and restricted cash, beginning of period	32,209	268,047
Cash, cash equivalents, and restricted cash, end of period	$37,309	$42,346
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$25,931	$31,234
Restricted cash	11,378	11,112
Total cash, cash equivalents, and restricted cash, end of period	$37,309	$42,346
Supplemental information
Cash paid for interest, net of interest capitalized	$95,930	$86,528
Cash paid for income taxes, net of refunds	3,122	2,811
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$115,518	$113,505
Value of shares issued under benefit plans, net of cancellations	27,734	25,232
Accrual associated with construction and capital expenditures	31,872	28,834
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of September 30, 2025, we owned interests in, operated, or were developing 177 multifamily properties comprised of 60,578 apartment homes across the United States. Of the 177 properties, three properties were under construction as of September 30, 2025, and will consist of a total of 1,162 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights, and participating rights. As of September 30, 2025, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of September 30, 2025, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
During the three and nine months ended September 30, 2025, we recognized amortization expense related to in-place leases of approximately $6.2 million and $13.2 million, respectively. Net above-market leases were approximately $0.2 million for each of the three and nine months ended September 30, 2025. We did not have any in-place leases or above or below-market leases during the three or nine months ended September 30, 2024.
During each of the three and nine months ended September 30, 2025, the weighted average amortization period for both in-place leases and net above-market leases was seven months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. No impairment charges were recognized for either the three or nine months ended September 30, 2025. We recognized a $41.0 million impairment charge during each of the same periods in 2024 related to three land parcels as a result of strategic decisions regarding reduction of exposure in certain of our markets.
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
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $3.5 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, and was approximately $10.6 million and $14.3 million for the nine months ended September 30, 2025 and 2024, respectively. Capitalized real estate taxes were approximately $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $1.7 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Financial Instrument Fair Value Disclosures. As of September 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
As of September 30, 2025, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2025	$343.3
2026	635.2
2027	6.2
2028	3.0
2029	2.6
Thereafter	3.7
Total	$994.0
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms in our leases.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $18.5 million and $16.6 million as of September 30, 2025 and December 31, 2024, respectively. These investments are included in other assets, net in our condensed consolidated balance sheets and we did not record any impairments during the three or nine months ended September 30, 2025 or 2024 relating to these investments.
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
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million for each of the three and nine months ended September 30, 2025 and 2024. These securities, which include share awards granted and units convertible into common shares, are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Earnings per common share calculation – basic
Net income (loss) attributable to common shareholders	$108,934	$(4,204)	$228,426	$122,602
Amount allocated to participating securities	(233)	12	(489)	(221)
Net income (loss) attributable to common shareholders – basic	$108,701	$(4,192)	$227,937	$122,381

Total earnings (loss) per common share – basic	$1.00	$(0.04)	$2.10	$1.13

Weighted average number of common shares outstanding – basic	108,524	108,426	108,564	108,513

Earnings per common share calculation – diluted
Net income (loss) attributable to common shareholders – diluted	$108,701	$(4,192)	$227,937	$122,381

Total earnings (loss) per common share – diluted	$1.00	$(0.04)	$2.10	$1.13

Weighted average number of common shares outstanding – basic	108,524	108,426	108,564	108,513
Incremental shares issuable from assumed conversion of share awards granted	56	—	53	34
Weighted average number of common shares outstanding – diluted	108,580	108,426	108,617	108,547
4. Common Shares
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. During the three and nine months ended September 30, 2025, we repurchased 465,742 common shares at an average price of $107.33 per share, and a total cost of approximately $50.0 million. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under our share repurchase plan was $400.0 million.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2025, we had approximately 106.4 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
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
5. Acquisitions and Dispositions
Acquisition of Operating Properties. During the nine months ended September 30, 2025, we purchased the following operating properties:

($ in millions)		Purchase		Year
Property	Location	Price	Homes	Built	Month Purchased
Camden Clearwater	Clearwater, Florida	$138.7	360	2020	May 2025
Camden West Nashville	Nashville, Tennessee	131.3	435	2020	February 2025
Camden Leander	Leander, Texas	67.7	352	2023	January 2025
We did not acquire any operating properties during the nine months ended September 30, 2024.
Sale of Operating Properties. During the nine months ended September 30, 2025 and 2024, we sold the following operating properties:

($ in millions)		Sales	Gain		Year
Property	Location	Price	Recognized	Homes	Built	Month Sold
Camden Royal Oaks I & II	Houston, Texas	$60.0	$39.3	340	2006/2012	July 2025
Camden Cimarron	Irving, Texas	53.5	46.3	286	1992	July 2025
Camden Midtown	Houston, Texas	60.0	47.3	337	1999	June 2025
Camden Vantage	Atlanta, Georgia	115.0	43.8	592	2010	February 2024

6. Notes Payable
The following is a summary of our indebtedness:

(in millions)	September 30, 2025	December 31, 2024
Commercial banks
5.33% Term Loan, due 2026	$39.9	$39.9
5.14% Unsecured revolving credit facility	—	178.0
4.21% Commercial Paper Program	429.6	—
	$469.5	$217.9

Senior unsecured notes
5.46% Notes, due 2026 (1)	$504.4	$503.3
3.74% Notes, due 2028	399.3	399.1
3.67% Notes, due 2029 (2)	597.3	596.8
2.91% Notes, due 2030	746.6	746.0
5.06% Notes, due 2034	395.6	395.2
3.41% Notes, due 2049	297.0	296.9
	$2,940.2	$2,937.3

Total unsecured notes payable	$3,409.7	$3,155.2

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.5	$291.4
3.87% note, due 2028	39.0	39.0
Total secured notes payable	$330.5	$330.4

Total notes payable (3)	$3,740.2	$3,485.6
(1)    Balances are increased by $5.7 million and $5.3 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of September 30, 2025 and December 31, 2024, respectively. See Note 7. "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2)     The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3) Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $10.3 million and $13.3 million as of September 30, 2025 and December 31, 2024, respectively.
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2025 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At September 30, 2025, we had no outstanding letters of credit issued under our unsecured revolving credit facility and had approximately $1.2 billion available under our unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(a) of the Securities Act of 1933, as amended. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equal in priority to all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. The commercial paper issued during the nine months ended September 30, 2025 had original maturities of less than 30 days.
We had outstanding floating rate debt of approximately $974.0 million and $721.2 million at September 30, 2025 and December 31, 2024, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of an interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 4.9% and 5.6% as of September 30, 2025 and December 31, 2024, respectively.
Our indebtedness had a weighted average maturity of approximately 5.0 years at September 30, 2025. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at September 30, 2025:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2025	$428.6	4.2%
2026	566.3	5.4
2027	172.5	3.9
2028	529.9	3.8
2029	598.2	3.8
Thereafter	1,444.7	3.6
Total	$3,740.2	4.0%
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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at September 30, 2025 and 2024.
During each of the three months ended September 30, 2025 and 2024, approximately $0.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods and approximately $1.0 million was reclassified from AOCI as an increase to interest expense during each of the nine months ended September 30, 2025 and 2024.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair value of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At September 30, 2025 and December 31, 2024, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. Refer to Note 6. "Notes Payable" for further discussion of the $500.0 million notes due in 2026.

Refer to Note 12. "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.
8. Share-Based Compensation
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by the Company's shareholders. The shares available for awards under the 2018 Share Plan are subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, stock bonuses, and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include subsidiaries' officers and employees, Trust Managers, and certain of our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized for grant under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and stock appreciation rights, granted, and (2) 1.0 to 1.0 for every stock option or stock appreciation right granted. As of September 30, 2025, there were approximately 3.5 million common shares available for grant under the 2018 Share Plan, which would result in approximately 1.0 million shares which could be granted pursuant to full value awards conversion ratios as defined under the 2018 Share Plan.
Total compensation cost for share awards charged against income was approximately $4.8 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $13.5 million and $11.5 million for the nine months ended September 30, 2025 and 2024, respectively. Total capitalized compensation costs for share awards were approximately $0.8 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $2.4 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.
A summary of activity under our share incentive plans for the nine months ended September 30, 2025 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2024	216,190	$108.07
Granted	235,527	118.84
Vested	(210,713)	117.70
Forfeited	(2,320)	109.61
Total nonvested share awards outstanding at September 30, 2025	238,684	$110.16
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
The weighted average fair value of share awards granted during the nine months ended September 30, 2025 and 2024 was $118.84 per share and $96.31 per share, respectively. The total fair value of shares vested was approximately $24.8 million and $23.7 million during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the unamortized value of previously issued unvested share awards was approximately $18.4 million which is expected to be amortized over the next two years.

9. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Change in assets:
Other assets, net	$(18,042)	$(25,344)
Change in liabilities:
Accounts payable and accrued expenses	7,239	3,179
Accrued real estate taxes	52,089	35,388
Other liabilities	6,970	32,633
Other	3,998	3,000
Change in operating accounts and other	$52,254	$48,856
10. Commitments and Contingencies
Construction Contracts. As of September 30, 2025, we estimated the total additional cost to complete the three properties currently under construction to be approximately $269.1 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and through our commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2025, we had approximately $0.6 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million was non-refundable.

Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments for the nine months ended September 30, 2025. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.0 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $2.9 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively.
The following is a summary of our maturities of our lease liabilities as of September 30, 2025:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2025	$0.2
2026	0.9
2027	0.4
2028	0.2
2029	—
Thereafter	—
Discount for time value	(0.1)
Lease liability as of September 30, 2025 (1)	$1.6
(1)In June 2024, the Company signed a new 12-year operating lease for its corporate headquarters. This lease commenced on October 1, 2025, and is not reflected on our condensed consolidated balance sheet as of September 30, 2025. Therefore, the table above excludes future minimum lease payments totalling $29.6 million, as the Company had not yet taken possession of the leased premises as of September 30, 2025.
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
We have recorded income, franchise, sales, and excise taxes in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024 as income tax expense. Income taxes for the three and nine months ended September 30, 2025 were comprised mainly of state income and franchise taxes, and federal taxes related to our taxable REIT subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT subsidiaries.

12. Fair Value Measurements
The following disclosures present information about our fair value measurements using the inputs and fair value hierarchy discussed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2025				December 31, 2024
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$146.5	$—	$—	$146.5	$134.1	$—	$—	$134.1
Derivative financial instruments (fair value hedges)	$—	$5.7	$—	$5.7	$—	$5.3	$—	$5.3
(1)Approximately $10.8 million and $17.7 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.
Non-Recurring Fair Value Disclosures. We did not have any non-recurring fair value measurements during the nine months ended September 30, 2025. During the year ended December 31, 2024, we recognized an impairment of approximately $41.0 million related to three land holdings. The fair market value of the impaired land holdings totaled approximately $46.7 million, which was determined using Level 3 inputs primarily based on comparable sales.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,766.2	$2,624.8	$2,764.4	$2,528.6
Floating rate notes payable (1)	974.0	982.1	721.2	733.0
(1) Includes the senior unsecured notes payable and a term loan due in 2026 at September 30, 2025 and December 31, 2024. At September 30, 2025, the floating rate notes payable also includes the commercial paper notes. At December 31, 2024, it also reflects outstanding balances under our unsecured revolving credit facility.
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

The following table details NOI and significant expenses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Property revenues	$395,676	$387,232	$1,182,750	$1,157,523
Property expenses:
Real estate taxes	(49,050)	(47,420)	(149,413)	(145,684)
Salaries and benefits for on-site employees	(27,943)	(26,489)	(81,142)	(76,888)
Utilities	(28,123)	(28,043)	(83,662)	(80,600)
Repairs and maintenance	(19,239)	(19,254)	(55,384)	(54,573)
Other property and maintenance expenses (a)	(21,341)	(22,154)	(59,187)	(63,049)
Net operating income	$249,980	$243,872	$753,962	$736,729
Non-property income	9,392	11,031	24,138	25,179
Other segment expenses (b)	(36,189)	(37,533)	(106,534)	(99,430)
Interest expense	(34,995)	(32,486)	(104,160)	(97,250)
Depreciation and amortization	(159,474)	(145,844)	(460,834)	(436,540)
Impairment associated with land development activities	—	(40,988)	—	(40,988)
Loss on early retirement of debt	—	—	—	(921)
Gain on sale of operating properties	85,645	—	132,938	43,806
Income tax expense	(780)	(390)	(2,570)	(2,354)
Net income (loss)	$113,579	$(2,338)	$236,940	$128,231
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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of September 30, 2025, we owned interests in, operated, or were developing 177 multifamily properties comprised of 60,578 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
Our results for the three and nine months ended September 30, 2025 reflect an increase in same store revenues of approximately 0.8% and 0.9%, respectively, as compared to the same periods in 2024. The increases were primarily due to higher occupancy, which we believe was primarily attributable to favorable demographics with a higher propensity to rent versus buy and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate are manageable and these moderating levels of supply should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income (loss) attributable to common shareholders was $108.9 million and $(4.2) million for the three months ended September 30, 2025 and 2024, respectively, and was $228.4 million and $122.6 million for the nine months ended September 30, 2025 and 2024, respectively. The $113.1 million and $105.8 million increases during the three and nine months ended September 30, 2025, as compared to the same periods in 2024 were primarily due to increases in gains on sales of operating properties, as well as the recognition of a $41.0 million impairment charge in 2024 associated with land development activities. These increases were partially offset by higher depreciation expense and the amortization of in-place leases relating to the acquisition of three operating properties completed during the nine months ended September 30, 2025. See further discussion of our 2025 operations as compared to 2024 in "Results of Operations," below.
Construction and Development Activity
At September 30, 2025, we had a total of three properties under construction comprising 1,162 apartment homes. As of September 30, 2025, we estimated the total additional cost to complete the construction of these three properties was approximately $269.1 million.
Acquisitions
During the nine months ended September 30, 2025, we purchased the following operating properties:

($ in millions)		Purchase		Year
Property	Location	Price	Homes	Built	Month Purchased
Camden Clearwater	Clearwater, Florida	$138.7	360	2020	May 2025
Camden West Nashville	Nashville, Tennessee	131.3	435	2020	February 2025
Camden Leander	Leander, Texas	67.7	352	2023	January 2025
Dispositions
During the nine months ended September 30, 2025, we sold the following operating properties:

($ in millions)		Sales	Gain		Year
Property	Location	Price	Recognized	Homes	Built	Month Sold
Camden Royal Oaks I & II	Houston, Texas	$60.0	$39.3	340	2006/2012	July 2025
Camden Cimarron	Irving, Texas	53.5	46.3	286	1992	July 2025
Camden Midtown	Houston, Texas	60.0	47.3	337.0	1999	June 2025
Debt
In February 2025, we established a commercial paper program under which we may issue the commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(a) of the Securities Act. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $600.0 million. At September 30, 2025, we had an aggregate of $429.6 million principal amount of Notes outstanding under the commercial paper program which had a weighted average interest rate of 4.21%.

Share Repurchases
During the three and nine months ended September 30, 2025, we repurchased 465,742 common shares at an average price of $107.33 per share, and a total cost of approximately $50.0 million. As of the date of this filing, the remaining dollar value of our common equity securities authorized to be repurchased under our share repurchase plan was $400.0 million.
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
As of September 30, 2025, we had approximately $1.2 billion available under our unsecured revolving credit facility. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. At September 30, 2025, we had $429.6 million outstanding under our commercial paper program. We believe scheduled repayments of debt are manageable with contractual debt maturities over the next 12 months totaling $493.3 million, of which $429.6 million relates to commercial paper notes. As of September 30, 2025, and through the date of this filing, we also had common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under our 2023 ATM program. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund future acquisitions, new development, repositions, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2025		December 31, 2024
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	8,854	25	9,531	28
Washington, D.C. Metro	6,194	17	6,192	17
Dallas/Fort Worth, Texas	5,940	14	6,224	15
Phoenix, Arizona	4,426	14	4,426	14
Atlanta, Georgia	4,270	14	4,270	14
Raleigh, North Carolina	4,041	11	3,672	10
Austin, Texas	4,038	12	3,686	11
Orlando, Florida	3,954	11	3,954	11
Charlotte, North Carolina	3,510	15	3,510	15
Tampa/St. Petersburg, Florida	3,464	9	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,812	5	1,811	5
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	1,193	3	758	2
Total Operating Properties	59,416	174	58,858	174

	September 30, 2025		December 31, 2024
	Number of Homes	Properties	Number of Homes	Properties
Properties Under Construction
Charlotte, North Carolina	769	2	769	2
Nashville, Tennessee	393	1	—	—
Raleigh, North Carolina	—	—	369	1
Total Properties Under Construction	1,162	3	1,138	3
Total Properties	60,578	177	59,996	177
Stabilized
We generally consider a property stabilized once it reaches 90% occupancy. During the fourth quarter of 2024, we completed the construction of Camden Durham in Durham, North Carolina, which has 420 homes, and stabilization was achieved during the third quarter of 2025.
Completed Construction in Lease- Up
At September 30, 2025, there were two completed operating properties in lease up as follows:

($ in millions) Properties and Locations	Number of Homes	Cost Incurred (1)	% Leased at 10/31/2025	Date of Construction Completion	Estimated Date of Stabilization
Camden Long Meadow Farms
Richmond, TX	188	$72.6	89%	4Q24	1Q26
Camden Village District
Raleigh, NC	369	$138.6	50%	3Q25	2Q27
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at September 30, 2025 includes approximately $384.1 million related to properties under development and land. Of this amount, approximately $231.9 million related to our projects currently under construction. In addition, we had approximately $152.2 million primarily invested in land held for future development and land holdings, which included approximately $94.4 million related to land held for future development and $57.8 million invested in land which we may develop in the future.
Properties Under Construction. At September 30, 2025, we had three properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden South Charlotte
Charlotte, NC	420	$163.0	$103.4	$103.4	2Q27	4Q28
Camden Blakeney
Charlotte, NC	349	154.0	67.2	67.2	3Q27	3Q28
Camden Nations
Nashville, TN	393	184.0	61.3	61.3	3Q28	2Q30
Total	1,162	$501.0	$231.9	$231.9

Development Pipeline Communities. At September 30, 2025, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Baker
Denver, CO	434	$191.0	$39.4
Camden Gulch
Nashville, TN	498	300.0	55.0
Total	932	$491.0	$94.4
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
Land Holdings. At September 30, 2025, we also had four undeveloped land tracts with a valuation of approximately $57.8 million.
Results of Operations
Changes in revenues and expenses related to our operating properties from period-to-period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly-constructed properties, and the impact of acquisitions and dispositions.
Management considers property net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without an allocation of corporate level property management overhead or general and administrative costs. We define NOI as total property revenue less total property expenses. NOI is further detailed in the Property-Level NOI table as seen below, and is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.
Reconciliations of net income (loss) to NOI for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$113,579	$(2,338)	$236,940	$128,231
Less: Fee and asset management income	(2,565)	(1,707)	(7,685)	(5,597)
Less: Interest and other income	(78)	(1,076)	(156)	(4,442)
Less: Income on deferred compensation plans	(6,749)	(8,248)	(16,297)	(15,140)
Plus: Property management expense	8,863	9,817	28,457	29,057
Plus: Fee and asset management expense	965	623	2,277	1,541
Plus: General and administrative expense	19,612	18,845	59,503	53,692
Plus: Interest expense	34,995	32,486	104,160	97,250
Plus: Depreciation and amortization expense	159,474	145,844	460,834	436,540
Plus: Expense on deferred compensation plans	6,749	8,248	16,297	15,140
Plus: Impairment associated with land development activities	—	40,988	—	40,988
Plus: Loss on early retirement of debt	—	—	—	921
Less: Gain on sale of operating properties	(85,645)	—	(132,938)	(43,806)
Plus: Income tax expense	780	390	2,570	2,354
Net operating income	$249,980	$243,872	$753,962	$736,729

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and nine months ended September 30, 2025 as compared to the same periods in 2024:

($ in thousands)	Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2025	2025	2024	$	%	2025	2024	$	%
Property revenues:
Same store communities	56,156	$374,669	$371,684	$2,985	0.8%	$1,120,199	$1,110,735	$9,464	0.9%
Non-same store communities	2,703	15,938	7,505	8,433	112.4	40,507	19,370	21,137	109.1
Development and lease-up communities	1,719	1,876	424	1,452	*	3,889	623	3,266	*
Dispositions/Other	—	3,193	7,619	(4,426)	(58.1)	18,155	26,795	(8,640)	(32.2)
Total property revenues	60,578	$395,676	$387,232	$8,444	2.2%	$1,182,750	$1,157,523	$25,227	2.2%
Property expenses:
Same store communities	56,156	$136,786	$133,717	$3,069	2.3%	$402,377	$395,540	$6,837	1.7%
Non-same store communities	2,703	6,144	3,214	2,930	91.2	15,499	9,121	6,378	69.9
Development and lease-up communities	1,719	1,352	255	1,097	*	3,075	395	2,680	*
Dispositions/Other	—	1,414	6,174	(4,760)	(77.1)	7,837	15,738	(7,901)	(50.2)
Total property expenses	60,578	$145,696	$143,360	$2,336	1.6%	$428,788	$420,794	$7,994	1.9%
Property NOI:
Same store communities	56,156	$237,883	$237,967	$(84)	—%	$717,822	$715,195	$2,627	0.4%
Non-same store communities	2,703	9,794	4,291	5,503	128.2	25,008	10,249	14,759	144.0
Development and lease-up communities	1,719	524	169	355	*	814	228	586	*
Dispositions/Other	—	1,779	1,445	334	23.1	10,318	11,057	(739)	(6.7)
Total property NOI	60,578	$249,980	$243,872	$6,108	2.5%	$753,962	$736,729	$17,233	2.3%
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
Same Store Analysis
Same store property NOI decreased approximately $0.1 million and increased approximately $2.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.
The $0.1 million decrease in same store property NOI for the three months ended September 30, 2025 was primarily due to an increase in same store property expenses of approximately $3.1 million, which was mostly offset by an increase of approximately $3.0 million in same store property revenues as compared to the same period in 2024.
The $3.0 million increase in same store property revenues during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase of approximately $1.2 million from our utility rebilling and ancillary income programs, approximately $0.6 million from higher occupancy, $0.5 million of decreased uncollectible revenues, and an approximately $0.5 million increase from other rental income and miscellaneous fees.
The $3.1 million increase in same store property expenses during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to higher salaries and benefits of $1.0 million, increased real estate taxes of approximately $0.8 million primarily due to lower refunds received, higher marketing and leasing costs of $0.8 million, and higher property insurance expenses of approximately $0.6 million.
The $2.6 million increase in same store property NOI for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in same store property revenues of approximately $9.4 million which was partially offset by an increase of approximately $6.8 million in same store property expenses as compared to the same period in 2024.
The $9.4 million increase in same store property revenues during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to higher occupancy of approximately $3.8 million, an increase of approximately $3.4 million from our utility rebilling and ancillary income programs, $1.5 million of lower uncollectible revenues, and an approximately $0.7 million increase from other rental income.
The $6.8 million increase in same store property expenses during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to higher salaries and benefits of $3.2 million, higher utilities of approximately $2.3 million, and higher general and administrative and marketing and leasing expenses of approximately $2.3 million. The increase was partially offset by lower property insurance expense of approximately $1.3 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.9 million and $15.3 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.
The increases were related to higher NOI from our non-same store communities of approximately $5.5 million and $14.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to the acquisition of three operating properties during the three and nine months ended September 30, 2025, and the stabilization of one operating property in 2024, and two additional properties in 2025.
The increases were also related to higher NOI from our development and lease-up communities of $0.4 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to the timing of lease-up for two operating properties which finished construction in 2024 and 2025.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended September 30, 2025 as compared to 2024	For the nine months ended September 30, 2025 as compared to 2024

Property Revenues:
Revenues from acquisitions	$6.7	$13.7
Revenues from non-same store stabilized properties	1.3	6.4
Revenues from development and lease-up properties	1.5	3.3
Other non-same store	0.4	1.0
	$9.9	$24.4
Property Expenses:
Expenses from acquisitions	$2.9	$5.7
Expenses from non-same store stabilized properties	0.1	1.0
Expenses from development and lease-up properties	1.1	2.7
Other non-same store	(0.1)	(0.3)
	$4.0	$9.1
Property NOI:
NOI from acquisitions	$3.8	$8.0
NOI from non-same store stabilized properties	1.2	5.4
NOI from development and lease-up properties	0.4	0.6
Other non-same store	0.5	1.3
	$5.9	$15.3
Dispositions/Other Property Analysis
Dispositions and other property NOI increased approximately $0.3 million and decreased approximately $0.7 million for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. The $0.3 million increase was due to higher other property NOI of approximately $2.7 million primarily related to incurring lower storm-related expenses during the three months ended September 30, 2025 as compared to the same period in 2024. The increase was partially offset by lower NOI of approximately $2.4 million related to the disposition of one operating property in June 2025, as well as a dual-phased operating property and another operating property in July 2025.
The $0.7 million decrease in dispositions and other property NOI during the nine months ended September 30, 2025 was due to lower NOI of approximately $3.1 million related to the three dispositions discussed above, partially offset by higher other property NOI of approximately $2.4 million, primarily driven by lower storm-related expenses. The other property NOI increase was partially offset by lower revenues due to an increase in business interruption insurance proceeds received during the nine months ended September 30, 2024.
Non-Property Income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Fee and asset management	$2,565	$1,707	$858	50.3%	$7,685	$5,597	$2,088	37.3%
Interest and other income	78	1,076	(998)	(92.8)	156	4,442	(4,286)	(96.5)
Income on deferred compensation plans	6,749	8,248	(1,499)	(18.2)	16,297	15,140	1,157	7.6
Total non-property income	$9,392	$11,031	$(1,639)	(14.9)%	$24,138	$25,179	$(1,041)	(4.1)%
Fee and asset management income from construction and development activities at our third-party construction projects increased approximately $0.9 million and $2.1 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases for the three and nine months ended September 30, 2025 were related to higher fees earned on third-party construction projects due to higher activity as compared to the same periods in 2024.
Interest and other income decreased approximately $1.0 million and $4.3 million for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. The decreases were primarily due to having lower average cash balances during the three and nine months ended September 30, 2025 as compared to the same periods in 2024.
Our deferred compensation plans recognized income of approximately $6.7 million and $16.3 million during the three and nine months ended September 30, 2025, respectively, as compared to income of approximately $8.2 million and $15.1 million during the three and nine months ended September 30, 2024, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the expense related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Property management	$8,863	$9,817	$(954)	(9.7)%	$28,457	$29,057	$(600)	(2.1)%
Fee and asset management	965	623	342	54.9	2,277	1,541	736	47.8
General and administrative	19,612	18,845	767	4.1	59,503	53,692	5,811	10.8
Interest	34,995	32,486	2,509	7.7	104,160	97,250	6,910	7.1
Depreciation and amortization	159,474	145,844	13,630	9.3	460,834	436,540	24,294	5.6
Expense on deferred compensation plans	6,749	8,248	(1,499)	(18.2)	16,297	15,140	1,157	7.6
Total other expenses	$230,658	$215,863	$14,795	6.9%	$671,528	$633,220	$38,308	6.0%

    Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $1.0 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decreases were primarily related to lower advocacy contributions during three and nine months ended September 30, 2025 as compared to the same periods in 2024, partially offset by higher salaries, benefits, and incentive compensation costs. Property management expenses were approximately 2.2% and 2.5% of total property revenues for the three months ended September 30, 2025 and 2024, respectively, and were 2.4% and 2.5% of total property revenues for the nine months ended September 30, 2025 and 2024, respectively.
Fee and asset management expense from construction and development activities at our third-party projects increased approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to increases in third-party construction activity as compared to the same periods in 2024.
General and administrative expense increased approximately $0.8 million and $5.8 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily related to higher legal expenses and higher acquisition pursuit costs. Excluding income on deferred compensation plans, general and administrative expenses were approximately 4.9% and 4.8% of total revenues for the three months ended September 30, 2025 and 2024, respectively, and were 5.0% and 4.6% of total revenues for the nine months ended September 30, 2025 and 2024, respectively.
Interest expense increased approximately $2.5 million and $6.9 million for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. The increases were primarily due to increases in interest expense relating to having higher average balances on our commercial paper program entered into in February 2025 and decreases in capitalized interest expense due to having lower average balances in assets under construction during the three and nine months ended September 30, 2025 as compared to the same periods in 2024. The increases were partially offset by the repayment of a $250 million, 3.68% senior unsecured notes payable in September 2024, and lower variable rate interest expense recognized on the $500 million senior unsecured notes during the three and nine months ended September 30, 2025 as compared to the same periods in 2024. The increase in interest expense during the nine months ended September 30, 2025 was also due to an increase in interest expense recognized on our unsecured revolving credit facility resulting from higher average balances outstanding during the nine months ended September 30, 2025 as compared to the same period in 2024.
Depreciation and amortization expense increased approximately $13.6 million and $24.3 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher depreciation expense and amortization of in-place leases related to the acquisition of operating properties in January, February, and May 2025.
Our deferred compensation plans incurred an expense of approximately $6.7 million and $16.3 million for the three and nine months ended September 30, 2025, respectively, as compared to recognizing an expense of approximately $8.2 million and $15.1 million during the three and nine months ended September 30, 2024, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.
Other

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	2025	2024	$
Impairment associated with land development activities	$—	$(40,988)	$40,988	$—	$(40,988)	$40,988
Loss on early retirement of debt	$—	$—	$—	$—	$(921)	$921
Gain on sale of operating properties	$85,645	$—	$85,645	$132,938	$43,806	$89,132
Income tax expense	$(780)	$(390)	$(390)	$(2,570)	$(2,354)	$(216)
The impairment associated with land development activities for the three and nine months ended September 30, 2024, of approximately $41.0 million, related to three projects which were put on hold. These impairment charges represent the difference between each parcel's estimated fair value and its carrying value, which included the original purchase price and other capitalized development costs.
The $0.9 million loss on early retirement of debt for the nine months ended September 30, 2024 was due to the write-off of unamortized loan costs related to the early retirement of our $300 million unsecured term loan in January 2024, which was scheduled to mature in August 2024.
During the three months ended September 30, 2025, we recognized an aggregate $85.6 million gain related to the disposition of one dual-phased operating property located in Houston, Texas and one operating property located in Irving, Texas. During the nine months ended September 30, 2025 we also recognized a $47.3 million gain related to the disposition of one operating property located in Houston, Texas in June 2025. The $43.8 million gain on sale for the nine months ended September 30, 2024 was due to the disposition of one operating property located in Atlanta, Georgia in February 2024.
Income tax expense increased approximately $0.4 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher taxable income resulting from increased third-party construction activities within a taxable REIT subsidiary. Additionally, for the three months ended September 30, 2025, state and franchise income tax expenses were higher as compared to the same period in 2024 primarily due to tax legislation changes enacted in certain state jurisdictions in 2024.
Funds from Operations ("FFO"), Core FFO, and Core Adjusted FFO ("Core AFFO")
Management considers FFO, Core FFO, and Core AFFO to be appropriate supplementary measures of the financial performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and adjustments for unconsolidated joint ventures to reflect FFO on the same basis. Our calculation of diluted FFO also assumes conversion of all potentially dilutive securities, including certain non-controlling interests, which are convertible into common shares. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains and losses on dispositions of real estate, impairment write-downs of certain real estate assets, and depreciation, FFO can assist in the comparison of the operating performance of a company's real estate investments between periods or to different companies.
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
Reconciliations of net income (loss) attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Funds from operations
Net income (loss) attributable to common shareholders	$108,934	$(4,204)	$228,426	$122,602
Real estate depreciation and amortization	156,272	142,853	451,326	427,595
Impairment associated with land development activities	—	40,988	—	40,988
Gain on sale of operating properties	(85,645)	—	(132,938)	(43,806)
Income allocated to non-controlling interests	4,645	1,866	8,514	5,629
Funds from operations	$184,206	$181,503	$555,328	$553,008
Casualty-related expenses, net of recoveries	(444)	2,833	(1,413)	2,769
Legal costs and settlements	2,151	1,301	6,334	3,267
Expensed transaction, development, and other pursuit costs	695	833	3,658	1,493
Severance	—	—	—	506
Loss on early retirement of debt	—	—	—	921
Advocacy contributions	—	1,653	—	1,653
Other miscellaneous items	168	—	244	—
Core funds from operations	$186,776	$188,123	$564,151	$563,617
Less: recurring capitalized expenditures	(29,274)	(25,676)	(75,340)	(77,296)
Core adjusted funds from operations	$157,502	$162,447	$488,811	$486,321

Weighted average shares – basic	108,524	108,426	108,564	108,513
Incremental shares issuable from assumed conversion of:
Share awards granted	56	62	53	34
Common units	1,594	1,594	1,594	1,594
Weighted average shares – diluted	110,174	110,082	110,211	110,141

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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.5 for each of the three and nine months ended September 30, 2025 and was 6.9 for each of the three and nine months ended 2024. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 90.2% and 89.9% of our properties were unencumbered at September 30, 2025 and 2024, respectively. Our weighted average maturity of debt was approximately 5.0 years at September 30, 2025.
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
•the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code; and
•funding share repurchases.
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
Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2025 as compared to the same period in 2024.
Net cash from operating activities was approximately $629.8 million during the nine months ended September 30, 2025 as compared to approximately $622.5 million for the same period in 2024. The increase was primarily due to the growth attributable to our same store and non-same store communities, including the acquisition of three operating properties during 2025, and the timing of four operating properties which completed construction in 2024 and 2025. The increase was partially offset by higher interest payments on our debt. See further discussion of our 2025 operations as compared to 2024 in "Results of Operations."
Net cash used in investing activities during the nine months ended September 30, 2025 totaled approximately $478.6 million as compared to $196.0 million during the same period in 2024. Cash outflows during the nine months ended September 30, 2025 primarily related to the acquisition of three operating properties for approximately $334.2 million, and amounts paid for property development and capital improvements of approximately $310.4 million. These outflows were partially offset by net proceeds from the sale of one dual-phased operating property and two other operating properties of approximately $169.4 million. Cash outflows during the nine months ended September 30, 2024 primarily related to amounts paid for property development and capital improvements of approximately $306.6 million, partially offset by net proceeds from the sale of one operating property of approximately $114.5 million. The slight increase in property development and capital improvements for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to higher expenditures for new development, partially offset by lower reposition expenditures in 2025 as compared to 2024. The property development and capital improvements during the nine months ended September 30, 2025 and 2024, included the following:

	Nine Months Ended September 30,
(in millions)	2025	2024
Expenditures for new development, including land	$146.8	$129.7
Capital expenditures	80.1	82.0
Reposition expenditures	63.9	70.1
Direct real estate taxes and capitalized interest and other indirect costs	19.6	24.8
Total	$310.4	$306.6

Net cash used in financing activities totaled approximately $146.1 million for the nine months ended September 30, 2025 as compared to $652.2 million during the same period in 2024. Cash outflows during the nine months ended September 30, 2025 primarily related to $345.5 million used for distributions to common shareholders and non-controlling interest holders, net payments of $178.0 million of borrowings from our unsecured revolving credit facility, and 50.0 million used for common share repurchases. These outflows were partially offset by net proceeds of approximately $428.3 million of borrowings from our commercial paper program. Cash outflows during the nine months ended September 30, 2024 primarily related to the repayment of our $250 million senior unsecured notes in September 2024, and the repayment of our $300 million unsecured term loan and $250 million senior unsecured notes in January 2024. Cash outflows also related to $337.5 million used for distributions to common shareholders and non-controlling interest holders, and $50.0 million used for common share repurchases. These outflows were partially offset by net proceeds of approximately $396.0 million from the issuance of $400.0 million senior unsecured notes in January 2024, and net proceeds of $138.0 million of borrowings from our unsecured revolving credit facility.
Financial Flexibility
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2025 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At September 30, 2025, we had no outstanding letters of credit issued under our unsecured revolving credit facility and had approximately $1.2 billion available under our unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured Notes under the exemption from registration contained in Section (4)(a) of the Securities Act. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equal in priority to all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. At September 30, 2025, we had $429.6 million outstanding under our commercial paper program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. We believe scheduled repayments of debt are manageable with contractual debt maturities over the next 12 months totaling $493.3 million, of which $429.6 million relates to commercial paper notes. See Note 6. "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
As of September 30, 2025, we estimated the additional cost to complete the construction of three properties to be approximately $269.1 million. Of this amount, we expect to incur costs between approximately $46 million and $56 million during the remainder of 2025 and to incur the remaining costs during 2026 through 2028. Additionally, for the remainder of 2025, we expect to incur costs between approximately $20 million and $28 million of reposition, redevelopment, repurpose, and revenue enhancing expenditures, and between approximately $36 million and $44 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In September 2025, our Board of Trust Managers declared a quarterly dividend of $1.05 per common share to our common shareholders of record as of September 30, 2025. The quarterly dividend was subsequently paid on October 17, 2025, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2025, our annualized dividend rate would be $4.20 per share or unit.
Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2024.
PART II. OTHER INFORMATION

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the three months ended September 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
July 1, 2025 - July 31, 2025	—	$—	—	$450,013,695
August 1, 2025 - August 31, 2025	183,200	106.79	183,200	430,449,381
September 1, 2025 - September 30, 2025	282,542	107.69	282,542	400,023,718
Total	465,742	$107.33	465,742
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) We have a share repurchase plan approved by our Board of Trust Managers in October 2022, which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. The repurchase plan does not specify an expiration date.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated October 31, 2025

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated October 31, 2025

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	November 7, 2025
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer