Form 10-K
period 2025-12-31
CAMDEN PROPERTY TRUST
filed 2026-02-12
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $11,980,283,165 based on a June 30, 2025 share price of $112.69.
On February 5, 2026, 103,408,210 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on or about May 8, 2026 are incorporated by reference in Part III. The registrant’s definitive Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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
Our website is located at www.camdenliving.com and we make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). We also make available free of charge on our website our Guidelines on Governance, Code of Business Conduct and Ethics, Code of Ethical Conduct for Senior Financial Officers, and the charters of each of our Audit; Compensation; and Nominating, Corporate Governance and Sustainability Committees. Copies are also available, without charge, from Investor Relations, 2800 Post Oak Boulevard, Suite 2700, Houston, Texas 77056. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on or available through our website and therefore such information should not be considered part of this report.
Our annual, quarterly and current reports, proxy statements, and other information are electronically filed with the SEC. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.
Narrative Description of Business
As of December 31, 2025, we owned interests in, operated, or were developing 175 multifamily properties comprised of 59,921 apartment homes across the United States. Of the 175 properties, three properties were under construction and will consist of a total of 1,162 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
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
We continue to operate in our core markets which we believe provides an advantage due to economies of scale. We believe, where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing multiple properties in the same market. However, consistent with our goal of generating sustained earnings growth, we intend to selectively dispose of properties and redeploy capital for various strategic reasons, including if we determine an individual property or group of properties or the market in which they are located cannot meet our long-term earnings growth expectations.
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
Subject to market conditions, we intend to continue to seek opportunities to acquire operating communities, develop new communities, and to redevelop and reposition existing communities. We also intend to evaluate our operating property and land development portfolio and plan to continue our practice of selective dispositions and redeploying capital as market conditions warrant and opportunities arise.

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
Camden's Values. We care deeply about our team members, our residents, and the local communities in which we live, work, and play. We are committed to maintaining a high-trust work environment which attracts, retains, and rewards the best and brightest people. We believe our workplace reflects Camden’s nine core values: Customer Focused; People Driven; Team Players; Lead by Example; Results Oriented; Work Smart; Always Do the Right Thing; Act with Integrity; and Have Fun. We believe these values cultivate an environment of respect, fairness, belonging, and fun for all.
A Great Place to Work. In addition to our core values, we are committed to creating a great working environment that fosters all team members' well-being, health, and happiness. We believe our team members are given meaningful opportunities to provide feedback and effect change. We are proud of our culture and the recognition we have received as a great place to work, including being recognized nationally as one of the 100 Best Companies to Work For® by FORTUNE magazine for 18 consecutive years, most recently ranking #18.
Benefits, Well-Being, and Compensation. We provide high-quality health programs, benefits, and compensation to competitively compensate all team members for their contributions to Camden. Our formal programs, which are intended to positively impact team members, include health insurance, paid time off, team member assistance programs, wellness programs, stock ownership programs, retirement savings programs, adoption benefits, emergency relief funds, estate planning assistance, and education assistance. Additionally, we are committed to paying team members at or above a living wage in their location and conduct compensation analyses to promote pay equity and eliminate disparities.
Safety. Camden prioritizes workplace safety through comprehensive measures, including mandatory training, monthly meetings, and routine inspections. A safe workplace not only protects our team but also reduces costs, minimizes turnover and absenteeism, and enhances productivity and morale.
Training and Development. Our mission, vision, and values are also incorporated into our employee training and development programs. One of our most cherished mantras is "Never Stop Learning." We encourage team members to discover their individual strengths and cultivate new interests. We offer tuition assistance to team members working to earn industry designations from various organizations. We also support team members who want to continue their education at an accredited educational institution through our Education Assistance Program. In addition to these programs, we also help employees improve their personal and professional lives through training and career development, coaching and mentoring, and continuing education programs. Our in-house learning centers are available to all employees and offer courses in subjects related to leadership, management, and operations. In addition to formal training, Camden’s mentoring program supports its newest employees by pairing them with experienced employees to facilitate their on-boarding process and immerse them in Camden’s values and culture.
At December 31, 2025, we had approximately 1,640 employees including executive, community, and administrative personnel. Camden embraces all team members as full and valued members of the organization.
Qualification as a Real Estate Investment Trust
As of December 31, 2025, we met the qualification of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, with the exception of our taxable REIT subsidiaries, we will not be subject to federal income tax to the extent we continue to meet certain requirements of the Code.
Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks.
Risks Associated with Capital Markets, Credit Markets, and Real Estate
Volatility in capital and credit markets, cost increases, or other unfavorable changes in economic conditions, either nationally or regionally in one or more of the markets in which we operate, could adversely impact us.
The capital and credit markets are subject to volatility and disruption. If we need to incur debt from a source other than our revolving credit facility or our commercial paper program, we cannot be certain the additional financing will be available to the extent required and on acceptable terms. If debt financing on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations, financial condition (including liquidity), and our ability to make distributions to shareholders.
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
•increased costs, including those driven by tariffs, regulatory changes, or other supplychain cost escalations such as higher prices for materials, equipment, contracted services, compliance requirements, or constraints in global or domestic supply chains; and
•global or locally-targeted pandemics, epidemics, or other health crises, and any related measures enacted to prevent their spread or restricting our ability to enforce contractual rental obligations upon our residents.

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
We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, or rental rates, decrease. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, we hold certain land and may in the future acquire additional land in our development pipeline at a cost we may not be able to fully recover or at a cost which may preclude us from developing a profitable multifamily community. Under current market conditions, in 2025 we recorded impairment charges on two parcels of land. If there are subsequent changes in the fair market value of our land holdings and the resulting value is less than the carrying basis of our land holdings reflected in our financial statements, we may be required to take future impairment charges which would reduce our net income.
Risks Associated with Our Operations
Development, repositions, redevelopment and construction risks could impact our profitability.
We intend to continue to develop, reposition, redevelop, and construct multifamily apartment communities for our portfolio. In 2026, we expect to incur costs between approximately $135 million and $155 million related to the construction of three projects. Additionally, during 2026, we expect to incur costs between approximately $50 million and $60 million related to the start of new development activities, between approximately $77 million and $81 million related to repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $113 million and $117 million of additional recurring capital expenditures. Our development, reposition, redevelopment, and other construction activities may also be exposed to a number of risks which may delay timely completion, increase our construction costs, and/or decrease our profitability, including the following:
•inability to obtain, or delays in obtaining, necessary zoning, land-use, building, occupancy, and other required permits and authorizations;
•disruptions in the supply of materials or labor, increased materials and labor costs, problems with contractors or subcontractors, or other costs including those arising from tariffs, duties, import-related taxes, or errors and omissions which occur in the design or construction process;
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
We use technology in substantially all aspects of our business operations, including internet and cloud-based systems and applications. We also use mobile devices, social networking, outside vendors, and various platforms to connect with our employees, suppliers, and residents. As we have incorporated and may continue to incorporate the use of generative artificial intelligence and other advancing technologies, any breach, interruption, or security failure of those technologies, or any non-compliance with applicable laws, could have a negative impact on our business operations, results of operations, financial condition, or reputation.
Information security risks have escalated as a result of these emerging technologies and the heightened sophistication and activity levels of cyber-attack perpetrators. Cyber-attacks can include third parties gaining unauthorized access to our data, including sensitive information about our residents, as well as our vendors' data or information technology systems. These attacks may occur through stolen credentials, computer malware, phishing attacks, ransomware, and other deliberate attempts to compromise information security.

Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. As we pursue our strategy to grow through acquisitions and developments and new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks and may be liable for consequential litigation and remediation costs. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective and there can be no complete assurance of prevention or anticipation of such incidents. The theft, destruction, loss, misappropriation, or release of sensitive data, confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability, and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
We rely on, or may rely in the future on, certain third-party service and software providers to host systems, provide key software, and to supply and store our sensitive data in a secure manner. These third parties face potential risks relating to cybersecurity similar to ours which could disrupt their businesses and adversely impact us. While we provide guidance and specific requirements, in some cases, we do not directly control their information technology security operations or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws or breaches in their information technology systems, or those which they operate for us, which could have a material adverse effect on our financial condition or results of operations.
Risks Associated with Our Indebtedness and Financing
We have significant debt, which could have adverse consequences.
As of December 31, 2025, we had outstanding debt of approximately $3.9 billion. This indebtedness could have adverse consequences including but not limited to, the following:
•increasing our vulnerability to general adverse economic and industry conditions; and
•limiting our flexibility in planning for, or reacting to, changes in business and industry conditions.
The notes related to our properties subject to secured debt, our unsecured term loan, unsecured revolving credit facility, and commercial paper program, and the indenture under which our unsecured debt was issued contain customary restrictions, requirements, and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these provisions could limit our financial flexibility. A default in these provisions, if uncured, could require us to repay the indebtedness before the scheduled maturity date which could adversely affect our liquidity and increase our financing costs.
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
•changes in market rents;
•increases in expenses, including from tariffs; and
•changes in governmental regulations such as eviction moratoriums, rent control, or stabilization laws regulating rental housing.

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
Fitch, Moody's, and Standard & Poor's, the major debt rating agencies, routinely evaluate our debt and have given us investment grade ratings of A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, on our senior unsecured debt as of December 31, 2025. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.
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
As of the date of this filing, we have an unsecured term loan with varying interest rates dependent upon various market indexes. In addition, we have an unsecured revolving credit facility and utilize a commercial paper program bearing interest at variable rates on all amounts drawn and a senior unsecured note which has been converted into a floating rate instrument through an interest rate swap arrangement. We may incur other additional variable rate debt in the future. Increases in interest rates would increase our interest expense, unless we make arrangements which hedge against rising interest rates, and would also increase the costs associated with refinancing existing debt and issuing new debt. Accordingly, higher interest rates could adversely affect cash flow, net income, and cash available for payment of our debt obligations and distributions to shareholders.
An environment of rising interest rates may also result in a decrease in the value of our real estate and a decrease in the market price of our shares, which may lead holders of our securities to seek higher yields through other investments.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Addressing cybersecurity risks is a priority for us. We maintain systems of internal controls, business continuity plans, and disaster recovery plans, and we regularly assess these systems to address cybersecurity and technology related risks. Our cybersecurity program ("CSP") is evaluated against the National Institute of Standards and Technology's Cybersecurity Framework ("NIST CSF") and the Center for Internet Security control framework.
In addition to a dedicated information technology cybersecurity team monitoring daily operations, we conduct annual assessments of our CSP against NIST CSF benchmarks and prioritize continuous improvement. We apply factors such as business risk tolerance and external compliance requirements to determine whether a business asset, data, system, process, or service provider should fall within the scope of the CSP. We require annual cybersecurity awareness training for all employees to help identify and report potential or actual issues promptly. Our information technology cybersecurity team also undertakes regular advanced training to enhance awareness, internal expertise, and readiness. We install and routinely update antivirus software on all Company-managed systems and workstations to detect and prevent malicious code. To raise awareness of critical security threats, we conduct ongoing security breach and phishing simulations. Periodically, we run tabletop exercises involving members of the Company's management team to simulate responses to cybersecurity incidents and use the findings to strengthen our policies and procedures. Additionally, we maintain cybersecurity insurance to cover certain losses and damages caused by a cybersecurity incident. All third-party service providers or vendors within our cybersecurity framework are required to comply with our policies regarding non-public personal information and information security.
Our CSP is led by our Senior Vice President - Strategic Services and Chief Information Officer ("CIO") and our Chief Information Security Officer ("CISO"). Our CIO also serves as the Chair of our Cybersecurity Executive Oversight Committee ("CEOC"), comprised of our CISO and other senior executives representing various teams and functions of the Company including legal, finance, accounting, investor relations, and operations. The CEOC supports efforts to evaluate the materiality of any incident, determines whether notice to third parties such as residents or vendors is required, and determines whether any disclosures to stakeholders are required. The CEOC is also responsible for ensuring Company's management and Board of Trust Managers ("Board") are fully aware of key activities and events associated with our CSP on an ongoing basis.
Our entire Board is actively involved in overseeing risk management and the Audit Committee, in accordance with the Audit Committee Charter, provides oversight of management's guidelines and policies to govern the process by which risk assessments and risks are managed, including the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee also discusses with management the processes undertaken to evaluate our systems of disclosure controls and procedures, including those relating to cybersecurity risk management. Our CIO reports quarterly to the Audit Committee and Board regarding cybersecurity matters, including emerging cybersecurity threats, the risk landscape, and updates on our CSP and related readiness, resiliency, and response efforts.
We, like other businesses, have been, and expect to continue to be, subject to attempts of unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks, intrusions, and other events of varying degrees. To date, we have not experienced a material cybersecurity incident nor are we aware of any of our third-party outside service providers experiencing such an incident.
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
Operating Properties
The 172 operating properties in which we owned interests and operated at December 31, 2025 averaged 967 square feet of living area per apartment home. For the year ended December 31, 2025, no single operating property accounted for greater than 1.5% of our total revenues. Our stabilized operating properties had a weighted average occupancy rate of approximately 95% for each of the years ended December 31, 2025 and 2024, an average monthly rental rate per apartment home of $2,006 and $1,997 for the same periods, respectively and our average resident lease terms are approximately fourteen months.

The following table sets forth certain information with respect to our 172 operating properties at December 31, 2025:

Location	Number of Operating Properties	Number of Homes	Average Home Size (Sq. Ft.)	Average Occupancy (1)	Average Monthly Rental Rate per Home (2)
Atlanta, Georgia	14	4,270	1,036	95.4%	$1,901
Austin, Texas	12	4,038	900	94.9	1,569
Charlotte, North Carolina	15	3,510	936	95.1	1,796
Dallas/Fort Worth, Texas	14	5,940	920	95.2	1,699
Denver, Colorado	9	2,873	957	95.9	2,139
Houston, Texas	23	8,207	986	94.8	1,746
Los Angeles/Orange County, California	5	1,812	942	95.1	2,883
Nashville, Tennessee	3	1,193	891	93.9	2,090
Orlando, Florida	12	4,276	952	95.9	1,907
Phoenix/Scottsdale, Arizona	13	4,094	1,012	94.9	1,975
Raleigh, North Carolina	11	4,041	992	95.3	1,649
San Diego/Inland Empire, California	6	1,797	1,009	95.8	2,808
Southeast Florida	9	3,050	1,065	95.3	2,688
Tampa/St. Petersburg, Florida	9	3,464	1,003	95.4	2,322
Washington, D.C. Metro	17	6,194	913	96.8	2,364
(1)Represents the average physical occupancy for the year except for development properties, where average occupancy is calculated from the date the property exceeded 90% occupancy through December 31, 2025, and for acquisitions, where average occupancy is calculated from the acquisition date.
(2)The average monthly rental rate per home incorporates vacant units and resident concessions calculated on a straight-line basis over the life of the lease.
Our operating properties were constructed and placed in service as follows:

Year Placed in Service	Number of Operating Properties
2021-2025	12
2016-2020	29
2011-2015	20
2006-2010	31
2001-2005	31
Prior to 2001	49
Item 3. Legal Proceedings
We incorporate by reference into this Item our litigation disclosures made in Note 13. "Commitments and Contingencies" to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange and NYSE Texas under the symbol "CPT." As of February 5, 2026, there were approximately 241 shareholders of record. This number does not include the beneficial owners of our shares which are held by banks, brokers, and other financial institutions.
In the first quarter of 2026, the Company's Board of Trust Managers declared a first quarter dividend of $1.06 per common share to our common shareholders of record as of March 31, 2026. Future dividend payments are paid at the discretion of the Board of Trust Managers and a number of factors are considered, including the Company's past performance and future prospects, which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2026, our annualized dividend rate for 2026 would be $4.24.
The following graph assumes the investment of $100 in common stock on December 31, 2020 and quarterly reinvestment of dividends.

Camden Property Trust
Total Return Performance

225
200
175
150
125
100
75
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
CPT
FTSE NAREIT Equity
S&P 500
Russell 2000

(Source: S&P Global Market Intelligence)

5 - Year Total Return Performance of Indices
Index	2021	2022	2023	2024	2025
Camden Property Trust	$183.18	$118.01	$108.99	$132.22	$130.26
FTSE NAREIT Equity REITs Index	143.24	108.34	123.21	133.97	137.83
S&P 500 Index	128.71	105.40	133.10	166.40	196.16
Russell 2000 Index	114.82	91.35	106.82	119.14	134.40

We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions.
We made the following share repurchases during the three months ended December 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
October 1, 2025 - October 31, 2025	—	$—	—	$400,023,718
November 1, 2025 - November 30, 2025	241,237	102.53	241,237	375,289,861
December 1, 2025 - December 31, 2025	1,824,039	107.39	1,824,039	179,409,719
Total	2,065,276	$106.82	2,065,276
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) We have a share repurchase plan approved by our Board of Trust Managers in October 2022, which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. The repurchase plan does not specify an expiration date.
In 2025, we repurchased 2,531,018 common shares at an average price of $106.92 per share for approximately $270.7 million. In January 2026, we repurchased 1,096,807 common shares at an average price of $110.03 per share for approximately $120.7 million. In February 2026, our Board of Trust Managers authorized a new $600.0 million share repurchase plan which allows for the repurchase of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. This new plan terminated and replaced our previous share repurchase plan, which had approximately $58.6 million remaining for repurchases at the time it was terminated. As of the date of this filing, the full $600.0 million authorized under the new plan remained available for repurchases.
In May 2023, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2023 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the proceeds from any sale of our common shares under the 2023 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility or commercial paper program, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
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
During the year ended December 31, 2025, neither the Company nor any director or officer (as each such term is defined in Section 16a-1(f) of the Exchange Act of 1934 (the "Exchange Act")) of the Company adopted, terminated, or had in place, any contract, instruction, or written plan for the purchase or sale of securities of Camden intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement", as defined in paragraph (c) of Item 408 of Regulation S-K.
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
Discussion of our year-to-date comparisons between 2025 and 2024 is presented below. Year-to-date comparisons between 2024 and 2023 can be found in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
We consider portions of this report to be "forward-looking" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Exchange Act, both as amended, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions, or other items relating to the future; forward-looking statements are not guarantees of future performance, results, or events. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein which are not statements of historical fact should be deemed forward-looking statements. Reliance should not be placed on these forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
Factors which may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•Volatility in capital and credit markets, cost increases, or other unfavorable changes in economic conditions, either nationally or regionally in one or more of the markets in which we operate, could adversely impact us;
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
•We could be adversely impacted due to our share price fluctuations; and
•Rising interest rates could increase our borrowing costs, lower the value of our real estate, and decrease our share price, leading investors to seek higher yields through other investments.
These forward-looking statements represent our estimates and assumptions as of the date of this report, and we assume no obligation to update or supplement forward-looking statements because of subsequent events.
Executive Summary
We are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Overall, we focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand and retention of our apartments. As of December 31, 2025, we owned interests in, operated, or were developing 175 multifamily properties comprised of 59,921 apartment homes across the United States as detailed in the Property Portfolio table below. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
Our results for the year ended December 31, 2025, reflect an increase in same store revenues of approximately 0.8% as compared to the same period in 2024. The increase was primarily driven by higher revenues from other income and favorable changes in occupancy, which we believe was primarily attributable to favorable demographics with a higher propensity to rent versus buy and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate are manageable and moderating levels of new supply should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $384.5 million and $163.3 million for the years ended December 31, 2025 and 2024, respectively. The increase during the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to an increase in gains on sales of operating properties and a lower impairment charge associated with land development activities in 2025 as compared to 2024. The increase was partially offset by higher depreciation expense and amortization of in-place leases relating to the acquisition of four operating properties completed in 2025. See further discussion of our 2025 operations as compared to 2024 in "Results of Operations," below.
Construction and Development Activity
At December 31, 2025, we had a total of three projects under construction to be comprised of 1,162 apartment homes. Initial occupancy for these projects is expected to begin within the next two years. As of December 31, 2025, we estimated the remaining cost to complete the construction of these properties to be approximately $213.8 million.
We review our long-lived assets on an annual basis or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable and our impairment evaluations take into consideration the current and anticipated economic climate. In the fourth quarter of 2025, we recorded an impairment charge of approximately $12.9 million related to two undeveloped land parcels as the estimated fair value was less than its book value. We currently have two other land parcels held for future development we plan to develop, and the commencement of future developments may be impacted by macroeconomic issues, multifamily market conditions, and other factors. We will continue to evaluate future development starts based on market, economic, and capital market conditions. There can be no assurance we will not have impairment charges in the future.

Acquisitions
In 2025, we acquired four operating properties, consisting of a 352-apartment home community in Leander, Texas in January, a 435-apartment home community in Nashville, Tennessee in February, a 360-apartment home community in Clearwater, Florida in May, and a 322-apartment home community in Orlando, Florida in December for approximately $422.9 million.
Dispositions
In 2025, we completed five dispositions consisting of one operating property in Houston, Texas in June, one dual-phased operating property in Houston, Texas and one operating property in Irving, Texas in July, and one dual-phased operating property in Houston, Texas and one operating property in Phoenix, Arizona in November for a total of approximately $374.5 million and recognized a total gain of approximately $260.9 million.

Capital Market Highlights
In February 2025, we established a commercial paper program (the "Program") under which we may issue the commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(1) of the Securities Act. Amounts available under the Program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $600.0 million. At December 31, 2025, we had an aggregate of $590.0 million principal amount of Notes outstanding under the Program which had a weighted average interest rate of 3.84%.
In 2025, we repurchased 2,531,018 common shares at an average price of $106.92 per share for approximately $270.7 million.
Subsequent Events
In January 2026, we repurchased 1,096,807 common shares at an average price of $110.03 per share for approximately $120.7 million. In February 2026, our Board of Trust Managers authorized a new $600.0 million share repurchase plan which allows for the repurchase of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. This new plan terminated and replaced our previous share repurchase plan, which had approximately $58.6 million remaining for repurchases at the time it was terminated. As of the date of this filing, the full $600.0 million authorized under the new plan remained available for repurchases.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to acquire operating communities, develop new communities, and to redevelop and reposition existing communities. We also intend to evaluate our operating property and land development portfolios and plan to continue our practice of selective dispositions and redeploying capital as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our short-term and long-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2023 at-the-market ("ATM") program, other unsecured borrowings, or secured mortgages.
As of December 31, 2025, we had approximately $1.2 billion available under our unsecured revolving credit facility, which we have at our option, the ability to extend to August 2027 and the ability to increase the facility up to $500 million subject to certain conditions. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under our commercial paper program. At December 31, 2025, we had $590.0 million outstanding under our commercial paper program. Over the next 12 months, contractual debt maturities include these commercial paper borrowings as well as other debt obligations of $567.8 million. Additionally, as of December 31, 2025, and through the date of this filing, we also had common shares having an aggregate offering price of up to $500.0 million remaining available for sale under our 2023 ATM program. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund future acquisitions, new development, redevelopment, and other capital funding requirements. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	December 31, 2025		December 31, 2024
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	8,207	23	9,531	28
Washington, D.C. Metro	6,194	17	6,192	17
Dallas/Fort Worth, Texas	5,940	14	6,224	15
Orlando, Florida	4,276	12	3,954	11
Atlanta, Georgia	4,270	14	4,270	14
Phoenix, Arizona	4,094	13	4,426	14
Raleigh, North Carolina	4,041	11	3,672	10
Austin, Texas	4,038	12	3,686	11
Charlotte, North Carolina	3,510	15	3,510	15
Tampa/St. Petersburg, Florida	3,464	9	3,104	8
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,812	5	1,811	5
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	1,193	3	758	2
Total Operating Properties	58,759	172	58,858	174

Properties Under Construction
Charlotte, North Carolina	769	2	769	2
Nashville, Tennessee	393	1	—	—
Raleigh, North Carolina	—	—	369	1
Total Properties Under Construction	1,162	3	1,138	3
Total Properties	59,921	175	59,996	177

Stabilized Communities
We generally consider a property stabilized once it reaches 90% occupancy. During the year ended December 31, 2025, stabilization was achieved at three operating properties as follows:

Properties and Locations	Number of Homes	Date of Construction Completion	Date of Stabilization
Operating Properties
Camden Woodmill Creek	189	2Q24	2Q25
Spring, TX
Camden Durham	420	4Q24	3Q25
Durham, NC
Camden Long Meadow Farms	188	4Q24	4Q25
Richmond, TX
Total	797

Completed Construction in Lease-Up
At December 31, 2025, there was one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Homes	Cost Incurred (1)	% Leased at 1/31/2026	Date of Construction Completion	Estimated Date of Stabilization
Operating Property
Camden Village District	369	$139.2	60%	3Q25	1Q27
Raleigh, NC
Consolidated total	369	$139.2
(1)Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our consolidated balance sheet at December 31, 2025 included approximately $419.2 million related to properties under development and land. Of this amount, approximately $278.2 million related to our projects currently under construction. In addition, we had approximately $141.0 million primarily invested in land held for future development and land holdings, which included approximately $96.1 million related to land held for future development and $44.9 million invested in land which we may develop in the future.
Properties Under Construction. At December 31, 2025, we had three properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Communities Under Construction
Camden South Charlotte	420	$157.0	$117.3	$117.3	2Q27	4Q28
Charlotte, NC
Camden Blakeney	349	151.0	84.3	84.3	3Q27	3Q28
Charlotte, NC
Camden Nations	393	184.0	76.6	76.6	3Q28	2Q30
Nashville, TN
Total	1,162	$492.0	$278.2	$278.2
Development Pipeline Communities. At December 31, 2025, we had the following communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Baker	434	$191.0	$40.1
Denver, CO
Camden Gulch	498	300.0	56.0
Nashville, TN
	932	$491.0	$96.1
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking statements are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecasted and estimates routinely require adjustment.

Land Holdings. At December 31, 2025, we also had four undeveloped land tracts with a valuation of approximately $44.9 million.

Geographic Diversification
    At December 31, 2025 and 2024, the book value of our real estate assets by various markets, excluding depreciation, were as follows:

($ in thousands)	2025		2024
Houston, Texas	$1,926,359	13.8%	$2,069,477	15.4%
Washington, D.C. Metro	1,663,030	11.9	1,646,169	12.2
Dallas, Texas	1,099,083	7.8	1,102,231	8.2
Atlanta, Georgia	961,372	6.9	942,939	7.0
Charlotte, North Carolina	901,258	6.4	777,256	5.8
Orlando, Florida	890,023	6.3	793,351	5.9
Tampa, Florida	886,794	6.3	739,250	5.5
Phoenix, Arizona	882,210	6.3	917,771	6.8
Austin, Texas	815,747	5.8	727,466	5.4
Raleigh, North Carolina	812,772	5.8	782,333	5.8
Southeast Florida	794,104	5.7	775,031	5.8
Los Angeles/Orange County, California	682,145	4.9	678,633	5.1
Denver, Colorado	652,238	4.7	632,133	4.7
Nashville, Tennessee	547,047	3.9	379,607	2.8
San Diego/Inland Empire, California	485,450	3.5	479,881	3.6
Total	$13,999,632	100.0%	$13,443,528	100.0%
Results of Operations
Changes in revenues and expenses related to our operating properties from period-to-period are due primarily to the performance of stabilized properties in the portfolio, the lease-up of newly-constructed properties, and the impact of acquisitions and dispositions.
Management considers property net operating income ("NOI") to be an appropriate supplemental measure of operating performance to net income because it reflects the operating performance of our communities without an allocation of corporate level property management overhead or general and administrative costs. We define NOI as total property revenue less total property operating expenses. NOI is further detailed in the Property-Level NOI table as seen below, and is not defined by accounting principles generally accepted in the United States of America ("GAAP") and should not be considered an alternative to net income as an indication of our operating performance. Additionally, NOI as disclosed by other REITs may not be comparable to our calculation.

Reconciliations of net income to NOI for the year ended December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Net income	$394,898	$170,840
Less: Fee and asset management income	(12,967)	(7,137)
Less: Interest and other income	(256)	(4,420)
Less: Income on deferred compensation plans	(19,260)	(12,629)
Plus: Property management expense	37,452	38,331
Plus: Fee and asset management expense	3,074	2,200
Plus: General and administrative expense	79,344	72,365
Plus: Interest expense	138,239	129,815
Plus: Depreciation and amortization expense	611,025	582,014
Plus: Expense on deferred compensation plans	19,260	12,629
Plus: Impairment associated with land development activities	12,916	40,988
Plus: Loss on early retirement of debt	—	921
Less: Gain on sale of operating properties	(260,910)	(43,806)
Plus: Income tax expense	4,019	2,926
Net operating income	$1,006,834	$985,037
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the categories below for the year ended December 31, 2025 as compared to 2024:

	Number of Homes at	Year Ended December 31,		Change
($ in thousands)	12/31/2025	2025	2024	$	%
Property revenues:
Same store communities	54,625	$1,453,229	$1,442,248	$10,981	0.8%
Non-same store communities	3,765	78,094	45,542	32,552	71.5
Development and lease-up communities	1,531	2,185	—	2,185	*
Dispositions/other	—	40,036	56,052	(16,016)	(28.6)
Total property revenues	59,921	$1,573,544	$1,543,842	$29,702	1.9%
Property expenses:
Same store communities	54,625	$516,732	$508,107	$8,625	1.7%
Non-same store communities	3,765	31,491	19,987	11,504	57.6
Development and lease-up communities	1,531	1,500	6	1,494	*
Dispositions/other	—	16,987	30,705	(13,718)	(44.7)
Total property expenses	59,921	$566,710	$558,805	$7,905	1.4%
Property NOI:
Same store communities	54,625	$936,497	$934,141	$2,356	0.3%
Non-same store communities	3,765	46,603	25,555	21,048	82.4
Development and lease-up communities	1,531	685	(6)	691	*
Dispositions/other	—	23,049	25,347	(2,298)	(9.1)
Total property NOI	59,921	$1,006,834	$985,037	$21,797	2.2%
* Not a meaningful percentage.

(1)    For 2025, same store communities are communities we owned and were stabilized since January 1, 2024, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2024, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures that improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is useful as it allows both management and investors to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2024, excluding properties held for sale. Dispositions/other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses, including net above or below market leases, casualty-related expenses net of recoveries, and severance related costs.
Same Store Analysis
Same store property NOI increased approximately $2.4 million for the year ended December 31, 2025 as compared to the same period in 2024. The increase was due to an increase of approximately $11.0 million in same store property revenues, partially offset by an increase of approximately $8.6 million in same store property expenses, for the year ended December 31, 2025, as compared to the same period in 2024.
The $11.0 million increase in same store property revenues for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to an increase of approximately $4.5 million from our utility and ancillary income programs, approximately $3.6 million due to favorable changes in occupancy, $1.9 million of lower uncollectible revenues, and approximately $0.8 million increase from other rental income.
The $8.6 million increase in same store property expenses for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to higher salaries and benefits of $3.0 million, higher general and administrative and marketing and leasing expenses of approximately $2.8 million, higher utilities of approximately $2.3 million, and higher repair and maintenance expense of approximately $0.5 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $21.7 million for the year ended December 31, 2025, as compared to the same period in 2024.
The increase was related to higher NOI from our non-same store communities of approximately $21.0 million for the year ended December 31, 2025, as compared to the same period in 2024. The increase was primarily due to the acquisition of four operating properties completed in 2025, and the stabilization of one operating property in 2024 and three additional properties in 2025.
The increase was also related to higher NOI from our development and lease-up communities of $0.7 million for the year ended December 31, 2025, as compared to the same period in 2024. The increase was primarily due to the timing of lease-up for one operating property which finished construction in 2025.
The following table details the changes, described above, relating to non-same store and development and lease-up NOI:

For the year ended December 31,
(in millions)	2025 compared to 2024
Property Revenues:
Revenues from acquisitions	$21.0
Revenues from non-same store stabilized properties	9.9
Revenues from development and lease-up properties	2.2
Other non-same store	1.6
$34.7
Property Expenses:
Expenses from acquisitions	$8.6
Expenses from non-same store stabilized properties	3.4
Expenses from development and lease-up properties	1.5
Other non-same store	(0.5)
$13.0

For the year ended December 31,
(in millions)	2025 compared to 2024
Property NOI:
NOI from acquisitions	$12.4
NOI from non-same store stabilized properties	6.5
NOI from development and lease-up properties	0.7
Other non-same store	2.1
$21.7
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $2.3 million for the year ended December 31, 2025 as compared to the same period in 2024. The decrease was due to lower NOI of approximately $8.0 million related to five dispositions completed in 2025, partially offset by higher other property NOI of approximately $5.7 million, primarily driven by lower storm-related expenses during the year ended December 31, 2025. The other property NOI increase was partially offset by lower revenues due to higher business interruption insurance proceeds received during the year ended December 31, 2024.
Non-Property Income

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Fee and asset management	$12,967	$7,137	$5,830	81.7%
Interest and other income	256	4,420	(4,164)	*
Income on deferred compensation plans	19,260	12,629	6,631	52.5
Total non-property income	$32,483	$24,186	$8,297	34.3%
*Not a meaningful percentage.
Fee and asset management income from construction and development activities at our third-party construction projects increased approximately $5.8 million for the year ended December 31, 2025 as compared to 2024. The increase was primarily related to higher fees earned on the completion of third-party construction projects during 2025 as compared to the same period in 2024.
Interest and other income decreased approximately $4.2 million for the year ended December 31, 2025, as compared to the same period in 2024. The decrease was primarily due to having lower average cash balances during the year ended December 31, 2025 as compared to 2024.
Our deferred compensation plans recognized income of approximately $19.3 million and $12.6 million in 2025 and 2024, respectively. The change was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the expense related to these plans, as discussed below.
Other Expenses

	Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Property management	$37,452	$38,331	$(879)	(2.3)%
Fee and asset management	3,074	2,200	874	39.7
General and administrative	79,344	72,365	6,979	9.6
Interest	138,239	129,815	8,424	6.5
Depreciation and amortization	611,025	582,014	29,011	5.0
Expense on deferred compensation plans	19,260	12,629	6,631	52.5
Total other expenses	$888,394	$837,354	$51,040	6.1%

Property management expenses, which represent regional supervision and accounting costs related to property operations, decreased approximately $0.9 million for the year ended December 31, 2025 as compared to the same period in 2024. The decrease was primarily related to lower advocacy contributions during the year ended December 31, 2025 as compared to the same period in 2024, partially offset by higher salaries, benefits, and incentive compensation costs. Property management expenses were 2.4% and 2.5% of total property revenues for the years ended December 31, 2025 and 2024, respectively.
Fee and asset management expense from construction and development activities at our third-party projects increased approximately $0.9 million for the year ended December 31, 2025 as compared to 2024 primarily due to the increase in third-party construction activity in 2025.
General and administrative expense increased approximately $7.0 million for the year ended December 31, 2025 as compared to 2024. The increase was primarily related to higher legal expenses and higher acquisition pursuit costs. Excluding income on deferred compensation plans, general and administrative expense was 5.0% and 4.7% of total revenues for the years ended December 31, 2025 and 2024, respectively.
Interest expense increased approximately $8.4 million for the year ended December 31, 2025 as compared to 2024. The increase was primarily due to increases in interest expense of $16.5 million relating to having higher average balances on our commercial paper program entered into in February 2025 and decreases in capitalized interest expense of $3.8 million due to having lower average balances in assets under construction during the year ended December 31, 2025 as compared to the same period in 2024. The increase was partially offset by lower interest expense of $11.9 million relating to debt repayments during 2024, including $250 million, 3.68% senior unsecured notes in September, and a $300 million, 6.21% unsecured term loan and $250.0 million of 4.36% senior unsecured notes in January, as well as lower variable rate interest expense recognized on the $500 million senior unsecured notes during the year ended December 31, 2025 as compared to the same period in 2024.
Depreciation and amortization expense increased approximately $29.0 million for the year ended December 31, 2025 as compared to 2024. The increase was primarily due to higher depreciation expense and amortization of in-place leases of $31.4 million related to the acquisition of operating properties in January, February, May, and December 2025. The increase was partially offset by lower depreciation expense of $3.5 million related to the dispositions of an operating property and a dual-phased operating property in November 2025, an operating property and a dual-phased operating property in July 2025, and an operating property in each of June 2025 and February 2024.
Our deferred compensation plans incurred an expense of approximately $19.3 million and $12.6 million in 2025 and 2024, respectively. The change was related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the Non-Property Income section above.
Other

	Year Ended December 31,		Change
(in thousands)	2025	2024	$
Impairment associated with land development activities	$(12,916)	$(40,988)	$28,072
Loss on early retirement of debt	$—	$(921)	$921
Gain on sale of operating properties	$260,910	$43,806	$217,104
Income tax expense	$(4,019)	$(2,926)	$(1,093)
We review our long-lived assets on an annual basis or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable and our impairment evaluations take into consideration the current and anticipated economic climate. During the year ended December 31, 2025, we recognized an impairment charge of approximately $12.9 million on two undeveloped land parcels, as the estimated fair value was less than its book value. The impairment associated with land development activities for the year ended December 31, 2024 of approximately $41.0 million related to three projects for which development activities had been discontinued. These charges reflect the difference between the estimated fair value of each parcel and its carrying amount. The 2024 impairments included the original purchase price as well as other capitalized development costs.
The $0.9 million loss on early retirement of debt during the year ended December 31, 2024 was due to the write-off of unamortized loan costs related to the early retirement of our $300 million unsecured term loan in January 2024, which was scheduled to mature in August 2024.
In 2025, we recognized a total gain of $260.9 million from the dispositions of one operating property in Houston, Texas in June, one dual-phased operating property in Houston, Texas and one operating property in Irving, Texas in July, and one dual-phased operating property in Houston, Texas and one operating property in Phoenix, Arizona in November. The $43.8 million gain recognized in 2024 was due to the disposition of one operating property in Atlanta, Georgia in February.

Income tax expense increased approximately $1.1 million for the year ended December 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher taxable income resulting from increased third-party construction activities within a taxable REIT subsidiary. The increase was also due to higher state and franchise income taxes for the year ended December 31, 2025 as compared to the same period in 2024 primarily due to tax legislation changes enacted in certain state jurisdictions in 2024.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the years ended December 31, 2025 and 2024 are as follows:

($ in thousands)	2025	2024
Funds from operations
Net income attributable to common shareholders	$384,462	$163,293
Real estate depreciation and amortization	597,925	569,998
Impairment associated with land development activities	12,916	40,988
Gain on sale of operating properties	(260,910)	(43,806)
Income allocated to non-controlling interests	10,436	7,547
Funds from operations	$744,829	$738,020
Casualty-related expenses, net of (recoveries)	(1,354)	5,849
Severance	—	506
Legal costs and settlements	8,611	4,844
Loss on early retirement of debt	—	921
Expensed transaction, development, and other pursuit costs	4,789	2,203
Advocacy contributions	—	1,653
Other miscellaneous items	350	—
Core funds from operations	$757,225	$753,996

Less: recurring capitalized expenditures	(108,174)	(106,403)
Core adjusted funds from operations	$649,051	$647,593

Weighted average shares – basic	108,376	108,491
Incremental shares issuable from assumed conversion of:
Share awards granted	58	48
Common units	1,594	1,594
Weighted average shares – diluted	110,028	110,133
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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.6 and 6.9 times for the years ended December 31, 2025 and 2024, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses after adding back depreciation, amortization, and interest expense. Approximately 90.1% and 89.9% of our properties were unencumbered at December 31, 2025 and 2024, respectively. Our weighted average maturity of debt was approximately 4.5 years at December 31, 2025.
We also intend to maintain or strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary source of liquidity is cash flows generated from operations. Other sources may include one or more of the following: availability under our unsecured revolving credit facility and commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our 2023 ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs over the next 12 months from our filing date including:
•normal recurring operating expenses;

•current debt service requirements, including scheduled debt maturities;
•recurring and non-recurring capital expenditures;
•funding of property developments, repositions, redevelopments, and acquisitions;
•the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code; and
•funding share repurchases.
Factors which could increase or decrease our future liquidity include but are not limited to volatility in capital and credit markets, changes in costs, changes in governmental regulations, including tariffs and rent control or rent stabilization laws, sources of financing, the minimum REIT dividend requirements, our ability to complete asset purchases, sales, or developments, the effect our debt level and changes in credit ratings could have on our cost of funds, and our ability to access capital markets.
Cash Flows
The following is a discussion of our cash flows for the years ended December 31, 2025 and 2024.
Net cash from operating activities was approximately $826.6 million for the year ended December 31, 2025, compared to approximately $774.9 million for the year ended December 31, 2024. The increase was primarily due to the growth in both our same store and non-same store communities, including the impact of acquiring four operating properties during 2025 and the completion of construction on four operating properties in 2024 and 2025. The increase was also due to the timing of real estate tax payments in 2025 as compared to 2024. See further discussions of our 2025 operations as compared to 2024 in "Results of Operations."
Net cash used in investing activities during the year ended December 31, 2025 totaled approximately $499.5 million as compared to $285.2 million during the year ended December 31, 2024. Cash outflows during 2025 primarily related to the acquisition of four operating properties for approximately $419.2 million and amounts paid for property development and capital improvements of approximately $440.4 million. These outflows were partially offset by net proceeds from the sale of two dual-phased operating properties and three other operating properties of approximately $365.9 million. Cash outflows during 2024 primarily related to the amounts paid for property development and capital improvements of approximately $393.7 million, partially offset by net proceeds from the sale of one operating property of approximately $114.5 million. The increase in property development and capital improvements for 2025, as compared to the same period in 2024, was primarily due to higher expenditures for new development, as well as higher capital expenditures in 2025 as compared to 2024. The property development and capital improvements during 2025 and 2024, included the following:

	December 31,
(in millions)	2025	2024
Expenditures for new development, including land	$206.3	$163.2
Capital expenditures	118.5	112.2
Reposition expenditures	89.7	87.9
Direct real estate taxes and capitalized interest and other indirect costs	25.9	30.4
Total	$440.4	$393.7
Net cash used in financing activities totaled approximately $322.0 million during the year ended December 31, 2025 as compared to approximately $725.5 million during the year ended December 31, 2024. Cash outflows during the year ended December 31, 2025 primarily related to $461.0 million used for distributions to common shareholders and non-controlling interest holders, $270.7 million used for common share repurchases, and net payments of $178.0 million of borrowings from our unsecured revolving credit facility. These outflows were partially offset by net proceeds of approximately $588.1 million of borrowings from our commercial paper program. Cash outflows during 2024 primarily related to the repayment of our $250 million senior unsecured notes in September 2024 and the repayment of our $300 million unsecured term loan and the $250 million senior unsecured notes in January 2024. Cash outflows also related to $451.0 million used for distributions to common shareholders and non-controlling interest holders, and $50.0 million used for common share repurchases. These outflows were partially offset by net proceeds of approximately $396.0 million from the issuance of $400.0 million senior unsecured notes in January 2024, and net proceeds of $178.0 million of borrowings from our unsecured revolving credit facility.
Financial Flexibility
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six- months Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2025 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At December 31, 2025, we had no outstanding letters of credit issued under our unsecured revolving credit facility , and had approximately $1.2 billion available under our unsecured revolving credit facility. Subsequent to year end, we borrowed approximately $216.0 million against the unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured Notes under the exemption from registration contained in Section (4)(a) of the Securities Act. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equal in priority to all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under our commercial paper program. At December 31, 2025, we had $590.0 million outstanding under our commercial paper program.
We currently have an automatic shelf registration statement which allows us to offer, from time to time, common shares, preferred shares, debt securities, or warrants. Our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2025, we had approximately 104.3 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
We believe our ability to access the capital markets is enhanced by our senior unsecured debt ratings by Fitch, Moody's, and Standard and Poor's, which were A- with stable outlook, A3 with stable outlook, and A- with stable outlook, respectively, as of December 31, 2025. We believe our ability to access the capital markets is also enhanced by our ability to borrow on a secured basis from various institutions including banks, Fannie Mae, Freddie Mac, or life insurance companies. However, we may not be able to maintain our current credit ratings and may not be able to borrow on a secured or unsecured basis in the future.
In May 2023, we created the 2023 ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering amount of up to $500.0 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the proceeds from any sale of our common shares under the 2023 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we have not entered into any forward sales agreements and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under the 2023 ATM program.
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility and commercial paper program. At December 31, 2025, we had $590.0 million outstanding under our commercial paper program. Over the next 12 months, contractual debt maturities include these commercial paper borrowings as well as other debt obligations of $567.8 million. See Note 8. "Notes Payable," in the notes to Consolidated Financial Statements for further discussion of our scheduled maturities.
As of December 31, 2025, we estimate the additional cost to complete the construction of the three projects to be approximately $213.8 million. Of this amount, we expect to incur costs between approximately $135 million and $155 million during 2026 and to incur the remaining costs during 2027 and 2028. Additionally, we expect to incur costs between approximately $50 million and $60 million related to the start of new development activities, between approximately $77 million and $81 million of repositions, redevelopment, repurposes, and revenue enhancing expenditures and between approximately $113 million and $117 million of additional recurring capital expenditures during 2026.
During the year ended December 31, 2025, we entered into an operating lease agreement for our corporate headquarters in Houston, Texas. The lease commenced on October 1, 2025 with a twelve-year lease term and future minimum lease payments totaling approximately $29.6 million. See Note 13. "Commitments and Contingencies" in the notes to Consolidated Financial Statements for further discussion of this operating lease.
We anticipate meeting our short-term and long-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and through our commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, and other unsecured borrowings or secured mortgages. We continue to evaluate our portfolio and plan to continue our practice of selective dispositions and redeploying capital as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to reduce the amount of income taxes, our general policy is to distribute at least 100% of our taxable income. In December 2025, we announced our Board of Trust Managers had declared a quarterly dividend of $1.05 per common share to our common shareholders of record as of December 17, 2025. This dividend was subsequently paid on January 16, 2026, and we paid equivalent amounts per unit to holders of common operating partnership units. When aggregated with previous 2025 dividends, this distribution to common shareholders and holders of the common operating partnership units equates to an annual dividend rate of $4.20 per share or unit for the year ended December 31, 2025.
In the first quarter of 2026, the Company's Board of Trust Managers declared a first quarter dividend of $1.06 per common share to our common shareholders of record as of March 31, 2026. Future dividend payments are paid at the discretion of the Board of Trust Managers and a number of factors are considered, including the Company's past performance and future prospects, which may be deemed relevant by our Board of Trust Managers. Assuming similar dividend distributions for the remainder of 2026, our annualized dividend rate for 2026 would be $4.24.
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
Valuation of Assets. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant’s perspective. During the year ended December 31, 2025, we recorded an impairment of approximately $12.9 million related to two undeveloped land parcels.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe the primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies, which includes (i) maintaining prudent levels of fixed and floating rate debt; and (ii) extending and sequencing the maturity dates of our debt where practicable. We also periodically use derivative financial instruments, primarily interest rate swaps with major financial institutions, to manage our exposure to interest rate changes on our floating-rate debt and fair value changes on certain fixed-rate debt. We do not utilize derivative financial instruments for trading or speculative purposes. The table below summarizes our debt as of December 31, 2025 and 2024:

($ in millions)	December 31, 2025					December 31, 2024
	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total	Carrying Amount	Estimated fair market value	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% Of Total
Fixed rate debt	$2,766.9	$2,629.6	6.2	3.7%	70.9%	$2,764.4	$2,528.6	7.2	3.7%	79.3%
Variable rate debt	$1,133.9	$1,140.9	0.4	4.4%	29.1%	$721.2	$733.0	2.0	5.6%	20.7%
At December 31, 2025 and 2024, we have an interest rate swap with a notional amount of $500.0 million which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. This interest rate swap was designated and qualified as a fair value hedging instrument. The interest rate swap is considered to be effective at achieving offsetting changes in the fair value of the hedged debt and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as a gain or loss in interest expense and equally offset by the gain or loss of the underlying debt, which also is recorded in interest expense.
Additionally, at both December 31, 2025 and 2024, we had an unsecured term loan outstanding of approximately $39.9 million. At December 31, 2025 we also had an aggregate principal amount of $590.0 million of Notes outstanding under our commercial paper program. At December 31, 2024 we also had $178.0 million of borrowings under our unsecured revolving credit facility. If interest rates on the variable rate debt listed in the table above would have been 100 basis points higher throughout 2025 and 2024, our annual interest costs would have increased by approximately $11.3 million and $7.2 million, respectively.
For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows. Holding other variables constant, if interest rates would have been 100 basis points higher as of December 31, 2025, the fair value of our fixed rate debt would have decreased by approximately $117.3 million.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded our internal control over financial reporting is effective as of December 31, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.
February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.
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
February 12, 2026

Item 9B. Other Information
None.
Item 9C. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance

The Company has adopted an Insider Trading and Blackout Policy which governs the purchase, sale, and other dispositions of the Company’s securities that applies to all Company personnel, including trust managers, officers, and employees. The Company also follows procedures for the repurchase of its securities. The policy is designed to promote compliance with insider trading laws, rules, and regulations, and the New York Stock Exchange and NYSE Texas listing standards.

The remaining information required by this Item 10 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2026 in connection with the Annual Meeting of Shareholders to be held on or about May 8, 2026.
Item 11. Executive Compensation
Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2026 in connection with the Annual Meeting of Shareholders to be held on or about May 8, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2026 in connection with the Annual Meeting of Shareholders to be held on or about May 8, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2026 in connection with the Annual Meeting of Shareholders to be held on or about May 8, 2026.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we expect to file on or about March 25, 2026 in connection with the Annual Meeting of Shareholders to be held on or about May 8, 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

(3) Index to Exhibits:
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)

3.1	Amended and Restated Declaration of Trust of Camden Property Trust (2)	Exhibit 3.1 to Form 10-K for the year ended December 31, 1993 - Rule 311-P

3.2	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997

3.3	Amendment to the Amended and Restated Declaration of Trust of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on May 14, 2012

3.4	Sixth Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on February 23, 2023

3.5	First Amendment to the Sixth Amended and Restated Bylaws of Camden Property Trust	Exhibit 3.1 to Form 8-K filed on April 27, 2023

4.1	Specimen certificate for Common Shares of Beneficial Interest (2)	Form S-11 filed on September 15, 1993 (Registration No. 33-68736) - Rule 311-P

4.2	Indenture for Senior Debt Securities dated as of February 11, 2003 between Camden Property Trust and U. S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.1 to Form S-3 filed on February 12, 2003 (Registration No. 333-103119)

4.3	First Supplemental Indenture dated as of May 4, 2007 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.2 to Form 8-K filed on May 7, 2007

4.4	Second Supplemental Indenture dated as of June 3, 2011 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.3 to Form 8-K filed on June 3, 2011

4.5	Third Supplemental Indenture dated as of October 4, 2018 between the Company and U.S. Bank National Association, as successor to SunTrust Bank, as Trustee	Exhibit 4.4 to Form 8-K filed on October 4, 2018

4.6	Registration Rights Agreement dated as of February 28, 2005 between Camden Property Trust and the holders named therein	Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

4.7	Form of Camden Property Trust 4.100% Note due 2028	Exhibit 4.5 to Form 8-K filed on October 4, 2018

4.8	Form of Camden Property Trust 3.150% Note due 2029	Exhibit 4.5 to Form 8-K filed on June 17, 2019

4.9	Form of Camden Property Trust 3.350% Note due 2049	Exhibit 4.5 to Form 8-K filed on October 7, 2019

4.10	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.5 to Form 8-K filed on April 21, 2020

4.11	Form of Camden Property Trust 2.800% Note due 2030	Exhibit 4.6 to Form 8-K filed on April 21, 2020

4.12	Form of Camden Property Trust 5.850% Note due 2026	Exhibit 4.5 to Form 8-K filed on November 3, 2023

4.13	Form of Camden Property Trust 4.900% Note due 2034	Exhibit 4.5 to Form 8-K filed on January 5, 2024

4.14	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.14 to Form 10-K/A filed on March 6, 2020

10.1	Form of Indemnification Agreement between Camden Property Trust and certain of its trust managers and executive officers (2)	Form S-11 filed on July 9, 1993 (Registration No. 33-63588) - Rule 311-P

10.2	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and Richard J. Campo	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003

10.3	Second Amended and Restated Employment Agreement dated July 11, 2003 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.4	Form of First Amendment to Second Amended and Restated Employment Agreements, effective as of January 1, 2008, between Camden Property Trust and each of Richard J. Campo and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on November 30, 2007

10.5	Second Amendment to Second Amended and Restated Employment Agreement, dated as of March 14, 2008, between Camden Property Trust and D. Keith Oden	Exhibit 99.1 to Form 8-K filed on March 18, 2008

10.6	Form of Employment Agreement by and between Camden Property Trust and certain senior executive officers	Exhibit 10.13 to Form 10-K for the year ended December 31, 1996

10.7	Second Amended and Restated Camden Property Trust Key Employee Share Option Plan (KEYSOP™), effective as of January 1, 2008	Exhibit 99.5 to Form 8-K filed on November 30, 2007

10.8	Amendment No. 1 to Second Amended and Restated Camden Property Trust Key Employee Share Option Plan, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on December 8, 2008

10.9	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.7 to Form 10-K for the year ended December 31, 2003

10.10	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.8 to Form 10-K for the year ended December 31, 2003

10.11	Form of Amended and Restated Master Exchange Agreement between Camden Property Trust and certain key employees	Exhibit 10.9 to Form 10-K for the year ended December 31, 2003

10.12	Form of Master Exchange Agreement between Camden Property Trust and certain trust managers	Exhibit 10.10 to Form 10-K for the year ended December 31, 2003

10.13	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Trust Managers) effective November 27, 2007	Exhibit 10.1 to Form 10-Q filed on July 30, 2010

10.14	Form of Amendment No. 1 to Amended and Restated Master Exchange Agreement (Key Employees) effective November 27, 2007	Exhibit 10.2 to Form 10-Q filed on July 30, 2010

10.15	Form of Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P.	Exhibit 10.1 to Form S-4 filed on February 26, 1997 (Registration No. 333-22411)

10.16	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of February 23, 1999	Exhibit 99.2 to Form 8-K filed on March 10, 1999

10.17	Form of Second Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of August 13, 1999	Exhibit 10.15 to Form 10-K for the year ended December 31, 1999

10.18	Form of Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of September 7, 1999	Exhibit 10.16 to Form 10-K for the year ended December 31, 1999

10.19	Form of Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of January 7, 2000	Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

10.20	Form of Amendment to Third Amended and Restated Agreement of Limited Partnership of Camden Operating, L.P., dated as of December 1, 2003	Exhibit 10.19 to Form 10-K for the year ended December 31, 2003

10.21	Amended and Restated 1993 Share Incentive Plan of Camden Property Trust	Exhibit 10.18 to Form 10-K for the year ended December 31, 1999

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.22	Amended and Restated Camden Property Trust 1999 Employee Share Purchase Plan	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014

10.23	Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002

10.24	Camden Property Trust 2018 Employee Share Purchase Plan	Exhibit 99.2 to Form 8-K filed on May 17, 2018

10.25	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust	Exhibit 99.1 to Form 8-K filed on May 4, 2006

10.26	Amendment to Amended and Restated 2002 Share Incentive Plan of Camden Property Trust, effective as of January 1, 2008	Exhibit 99.1 to Form 8-K filed on July 29, 2008

10.27	Camden Property Trust 2011 Share Incentive Plan, effective as of May 11, 2011	Exhibit 99.1 to Form 8-K filed on May 12, 2011

10.28	Amendment No. 1 to 2011 Share Incentive Plan of Camden Property Trust, dated as of July 31, 2012	Exhibit 99.1 to Form 8-K filed on August 6, 2012

10.29	Amendment No. 2 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of July 30, 2013	Exhibit 99.1 to Form 8-K filed on August 5, 2013

10.30	Amendment No. 3 to the 2011 Share Incentive Plan of Camden Property Trust, dated as of October 28, 2015	Exhibit 99.1 to Form 8-K filed on October 29, 2015

10.31	Camden Property Trust 2018 Share Incentive Plan, effective as of May 17, 2018	Exhibit 99.1 to Form 8-K filed on May 17, 2018

10.32	Camden Property Trust Short Term Incentive Plan	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002

10.33	Second Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 99.1 to Form 8-K filed on February 21, 2014

10.34	Amended and Restated Camden Property Trust Non-Qualified Deferred Compensation Plan	Exhibit 10.35 to Form 10-K filed on February 15, 2019

10.35	Form of Second Amended and Restated Agreement of Limited Partnership of Camden Summit Partnership, L.P. among Camden Summit, Inc., as general partner, and the persons whose names are set forth on Exhibit A thereto	Exhibit 10.5 to Form S-4 filed on November 24, 2004 (Registration No. 333-120733)

10.36	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Value Add Fund, L.P.	Exhibit 2.1 to Form 8-K filed on March 18, 2022

10.37	Interest Purchase Agreement, dated as of March 17, 2022, among Teacher Retirement System of Texas, Camden Property Trust and Camden Multifamily Value Add Fund GP LLC relating to Camden Multifamily Co-Investment Fund, L.P.	Exhibit 2.2 to Form 8-K filed on March 18, 2022

10.38	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch	Exhibit 1.1 to Form 8-K filed on May 22, 2023

10.39	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Scotia Capital (USA) Inc. and The Bank of Nova Scotia	Exhibit 1.2 to Form 8-K filed on May 22, 2023

10.40	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Truist Securities, Inc. and Truist Bank	Exhibit 1.3 to Form 8-K filed on May 22, 2023

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
10.41	Distribution Agency Agreement, dated May 22, 2023, among Camden Property Trust, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association	Exhibit 1.4 to Form 8-K filed on May 22, 2023

10.42	Fourth Amended and Restated Credit Agreement, dated August 31, 2022, among Camden Property Trust, as the Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, Truist Bank, and U.S. Bank National Association, as Syndication Agents, BMO Harris Bank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., and The Bank of Nova Scotia, as Documentation Agents, and the other lenders party thereto, BofA Securities, Inc., JPMorgan Chase Bank N.A., PNC Capital Markets LLC, Regions Capital Markets, Truist Securities Inc., and U.S. Bank National Association, as Joint Lead Arrangers, BofA Securities, Inc., and JPMorgan Chase Bank N.A., as Joint Bookrunners	Exhibit 99.1 to Form 8-K filed on September 1, 2022

10.43	Employment Letter Agreement dated April 17, 2024 between Camden Property Trust and Alexander J. Jessett	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2024

10.44	Employment Letter Agreement dated April 17, 2024 between Camden Property Trust and D. Keith Oden	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2024

10.45	Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto	Exhibit 10.1 to Form 8-K filed on February 26, 2025

19.1	Camden Property Trust Insider Trading Blackout Policy, effective as of 10/25/2023	Exhibit 19.1 to Form 10-K filed on February 20, 2025

21.1	List of Significant Subsidiaries	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

24.1	Powers of Attorney for Javier E. Benito, Heather J. Brunner, Mark D. Gibson, Scott S. Ingraham, Renu Khator, Frances Aldrich Sevilla-Sacasa, Steven A. Webster, and Kelvin R. Westbrook	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

97.1	Policy relating to recovery of erroneously awarded compensation	Exhibit 97.1 to Form 10-K filed on February 22, 2024

101.INS	XBRL Instance Document	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated Herein by Reference (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

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

February 12, 2026	CAMDEN PROPERTY TRUST

	By:	/s/ Michael P. Gallagher
Michael P. Gallagher
Senior Vice President — Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Camden Property Trust and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard J. Campo	Chairman of the Board of Trust	February 12, 2026
Richard J. Campo	Managers and Chief Executive Officer (Principal Executive Officer)

/s/ D. Keith Oden	Executive Vice Chairman of the Board of Trust	February 12, 2026
D. Keith Oden	Managers

/s/ Alexander J. Jessett	President and Chief Financial Officer	February 12, 2026
Alexander J. Jessett	and Assistant Secretary (Principal Financial Officer)

/s/ Michael P. Gallagher	Senior Vice President - Chief Accounting	February 12, 2026
Michael P. Gallagher	Officer (Principal Accounting Officer)

*
Javier E. Benito	Trust Manager	February 12, 2026

*
Heather J. Brunner	Trust Manager	February 12, 2026

*
Mark D. Gibson	Trust Manager	February 12, 2026

*
Scott S. Ingraham	Trust Manager	February 12, 2026

*
Renu Khator	Trust Manager	February 12, 2026

*
Frances Aldrich Sevilla-Sacasa	Trust Manager	February 12, 2026

*
Steven A. Webster	Trust Manager	February 12, 2026

*
Kelvin R. Westbrook	Trust Manager	February 12, 2026

*By: /s/ Alexander J. Jessett
Alexander J. Jessett Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trust Managers of Camden Property Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Camden Property Trust and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of properties under development and land for impairment involves an initial assessment of each property to determine whether events or changes in circumstances indicate that the carrying amount of properties under development and land may not be recoverable. Possible indicators of impairment may include events or changes in circumstances affecting deterioration of market conditions or changes in the Company’s development strategy that may significantly affect key assumptions used including estimates of start date, projected construction costs, and demand for multifamily communities. When impairment exists, the property under development is adjusted to its fair value utilizing appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. For those properties under development where indications of impairment have been identified related to land holdings, fair value is determined utilizing comparable sales.

The Company makes significant assumptions to evaluate the properties under development and land for possible indications of impairment. Changes in these assumptions could have a significant impact on the properties under development and land identified for further analysis. As of December 31, 2025, the Company’s properties under development and land had an aggregate carrying value of approximately $419.2 million, and approximately $12.9 million of impairment loss has been recognized for the year ended December 31, 2025.

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

•We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that carrying amount of properties under development and land may not be recoverable, including controls over management’s estimates of projected net operating income and projected construction costs as well as controls over management’s fair value determination for assets with impairment indicators.

•We evaluated the Company’s assessment of impairment indicators by:

◦Developing an independent expectation of impairment indicators and comparing such expectation to those included in the impairment analysis.

◦Comparing projected net operating income and capitalization rate for each property under development to market averages from third party market reports and to the Company’s historical financial performance for operating properties in the same or nearby markets.

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

•With the assistance of our fair value specialists, we evaluated the reasonableness of management's valuation and inspected additional land comparisons provided by the specialists.

•We performed a search for contradictory evidence by reading third party market reports to evaluate management’s analysis to identify any significant changes in economic factors, industry factors, or other events that may result in an impairment indicator.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 12, 2026
We have served as the Company's auditor since 1993.

CAMDEN PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2025	2024
Assets
Real estate assets, at cost
Land	$1,787,445	$1,722,526
Buildings and improvements	11,792,960	11,319,460
	$13,580,405	$13,041,986
Accumulated depreciation	(5,296,061)	(4,867,422)
Net operating real estate assets	$8,284,344	$8,174,564
Properties under development and land	419,227	401,542
Total real estate assets	$8,703,571	$8,576,106
Accounts receivable – affiliates	8,884	8,991
Other assets, net	293,292	234,838
Cash and cash equivalents	25,203	21,045
Restricted cash	12,039	11,164
Total assets	$9,042,989	$8,852,144
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,570,193	$3,155,233
Secured	330,597	330,358
Accounts payable and accrued expenses	248,087	215,179
Accrued real estate taxes	92,382	78,529
Distributions payable	114,971	113,549
Other liabilities	248,506	212,107
Total liabilities	$4,604,736	$4,104,955
Commitments and contingencies (Note 13)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,767 and 117,737,740 issued at December 31, 2025 and 2024, respectively; 115,711,964 and 115,779,233 outstanding at December 31, 2025 and 2024, respectively	1,157	1,158
Additional paid-in capital	5,948,938	5,930,729
Distributions in excess of net income attributable to common shareholders	(969,240)	(897,931)
Treasury shares, at cost (11,373,251 and 9,091,081 common shares, at December 31, 2025 and 2024, respectively)	(620,497)	(359,732)
Accumulated other comprehensive income	2,165	974
Total common equity	$4,362,523	$4,675,198
Non-controlling interests	75,730	71,991
Total equity	$4,438,253	$4,747,189
Total liabilities and equity	$9,042,989	$8,852,144
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Property revenues	$1,573,544	$1,543,842	$1,542,027
Property expenses
Property operating and maintenance	$369,889	$365,681	$353,911
Real estate taxes	196,821	193,124	195,009
Total property expenses	$566,710	$558,805	$548,920
Non-property income
Fee and asset management	$12,967	$7,137	$3,451
Interest and other income	256	4,420	879
Income on deferred compensation plans	19,260	12,629	15,398
Total non-property income	$32,483	$24,186	$19,728
Other expenses
Property management	$37,452	$38,331	$33,706
Fee and asset management	3,074	2,200	1,717
General and administrative	79,344	72,365	62,506
Interest	138,239	129,815	133,395
Depreciation and amortization	611,025	582,014	574,813
Expense on deferred compensation plans	19,260	12,629	15,398
Total other expenses	$888,394	$837,354	$821,535
Impairment associated with land development activities	(12,916)	(40,988)	—
Loss on early retirement of debt	—	(921)	(2,513)
Gain on sale of operating properties	260,910	43,806	225,416
Income from continuing operations before income taxes	$398,917	$173,766	$414,203
Income tax expense	(4,019)	(2,926)	(3,650)
Net income	$394,898	$170,840	$410,553
Net income allocated to non-controlling interests	(10,436)	(7,547)	(7,244)
Net income attributable to common shareholders	$384,462	$163,293	$403,309

Total earnings per common share – basic	3.54	1.50	3.71
Total earnings per common share – diluted	3.54	1.50	3.70
Weighted average number of common shares outstanding – basic	108,376	108,491	108,653
Weighted average number of common shares outstanding – diluted	108,434	108,539	109,399

Consolidated Statements of Comprehensive Income
Net income	$394,898	$170,840	$410,553
Other comprehensive income
Unrealized gain/(loss) on cash flow hedging activities	—	85	(728)
Unrealized loss and unamortized prior service cost on post retirement obligation	(212)	(18)	(183)
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	1,403	2,159	1,433
Comprehensive income	$396,089	$173,066	$411,075
Net income allocated to non-controlling interests	(10,436)	(7,547)	(7,244)
Comprehensive income attributable to common shareholders	$385,653	$165,519	$403,831
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY

	Common Shareholders
(in thousands, except share data)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Equity, December 31, 2022	$1,156	$5,897,454	$(581,532)	$(328,684)	$(1,774)	$70,301	$5,056,921
Net income			403,309			7,244	410,553
Other comprehensive income					522		522
Net share awards		16,552		7,695			24,247
Employee share purchase plan		1,187		625			1,812
Conversion of operating partnership units (3 shares)		72				(200)	(128)
Cash distributions declared to equity holders ($4.00 per share)			(435,428)			(6,331)	(441,759)
Other		(397)					(397)
Equity, December 31, 2023	$1,156	$5,914,868	$(613,651)	$(320,364)	$(1,252)	$71,014	$5,051,771
Net income			163,293			7,547	170,840
Other comprehensive income					2,226		2,226
Net share awards		14,361		9,782			24,143
Employee share purchase plan		1,502		847			2,349
Common shares repurchased				(49,997)			(49,997)
Cash distributions declared to equity holders ($4.12 per share)			(447,573)			(6,570)	(454,143)
Other	2	(2)					—
Equity, December 31, 2024	$1,158	$5,930,729	$(897,931)	$(359,732)	$974	$71,991	$4,747,189
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Shareholders
(in thousands, except share data)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, December 31, 2024	$1,158	$5,930,729	$(897,931)	$(359,732)	$974	$71,991	$4,747,189
Net income			384,462			10,436	394,898
Other comprehensive income					1,191		1,191
Net share awards		17,039		9,141			26,180
Employee share purchase plan		1,169		748			1,917
Common shares repurchased				(270,654)			(270,654)
Cash distributions declared to equity holders ($4.20 per share)			(455,771)			(6,697)	(462,468)
Other	(1)	1					—
Equity, December 31, 2025	$1,157	$5,948,938	$(969,240)	$(620,497)	$2,165	$75,730	$4,438,253
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$394,898	$170,840	$410,553
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	611,025	582,014	574,813
Loss on early retirement of debt	—	921	2,513
Gain on sale of operating properties	(260,910)	(43,806)	(225,416)
Impairment associated with land development activities	12,916	40,988	—
Share-based compensation	16,959	15,166	14,512
Net change in operating accounts and other	51,733	8,754	17,975
Net cash from operating activities	$826,621	$774,877	$794,950
Cash flows from investing activities
Development and capital improvements, including land	$(440,402)	$(393,735)	$(410,934)
Acquisition of operating properties	(419,226)	—	—
Net proceeds from sales of operating properties	365,906	114,474	290,663
Increase in non-real estate assets	(2,445)	(3,800)	(5,597)
Other	(3,372)	(2,169)	(1,259)
Net cash from investing activities	$(499,539)	$(285,230)	$(127,127)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$588,000	$586,000	$1,335,000
Repayments on unsecured revolving credit facility	(766,000)	(408,000)	(1,377,000)
Proceeds from commercial paper program, net	588,108	—	—
Repayment of notes payable, including prepayment penalties	—	(800,000)	(437,749)
Proceeds from notes payable	—	395,952	498,235
Distributions to common shareholders and non-controlling interests	(460,950)	(450,965)	(434,875)
Repurchase of common shares	(270,654)	(49,997)	—
Payment of deferred financing costs	(2,386)	(2,878)	(3,114)
Other	1,833	4,403	2,289
Net cash from financing activities	$(322,049)	$(725,485)	$(417,214)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,033	(235,838)	250,609
Cash, cash equivalents, and restricted cash, beginning of year	32,209	268,047	17,438
Cash, cash equivalents, and restricted cash, end of year	$37,242	$32,209	$268,047
See Notes to Consolidated Financial Statements.

CAMDEN PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$25,203	$21,045	$259,686
Restricted cash	12,039	11,164	8,361
Total cash, cash equivalents, and restricted cash, end of year	$37,242	$32,209	$268,047
Supplemental information
Cash paid for interest, net of interest capitalized	$139,625	$129,637	$128,870
Cash paid for income taxes, net of refunds	3,482	2,816	3,591
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$114,971	$113,549	$110,427
Value of shares issued under benefit plans, net of cancellations	27,542	25,134	24,850
Accrual associated with construction and capital expenditures	31,487	24,097	23,706
Right-of-use assets obtained in exchange for the use of new operating lease liabilities	22,005	—	—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust, a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of December 31, 2025, we owned interests in, operated, or were developing 175 multifamily properties comprised of 59,921 apartment homes across the United States. Of the 175 properties, three properties were under construction, and will consist of a total of 1,162 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our consolidated financial statements include our accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, authority to make decisions, kick-out rights, and participating rights. As of December 31, 2025, two of our consolidated operating partnerships are VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of December 31, 2025, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Acquisitions of Real Estate. Our acquisitions of real estate assets are generally accounted for as asset acquisitions. Upon acquisition, we determine the fair value of tangible and intangible assets, which includes land, buildings (as-if-vacant), furniture and fixtures, the value of in-place leases, including above and below market leases, and assumed liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Estimates of fair value of acquired debt are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below market leases is amortized on a straight-line basis over the estimated average remaining life of leases in place at the time of acquisition; the net carrying value of in-place leases are included in other assets, net, and the net carrying value of above or below market leases are included in other liabilities, net in our consolidated balance sheets.
During the year ended December 31, 2025, we recognized amortization expense related to in-place leases of approximately $15.5 million. Net above-market leases were approximately $0.3 million for the year ended December 31, 2025. We did not have any in-place leases or above or below-market leases during the years ended December 31, 2024 or 2023.
During the year ended December 31, 2025, the weighted average amortization period for both in-place leases and net above-market leases was seven months.
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
As discussed above, carrying charges are principally interest and real estate taxes capitalized as part of properties under development. Capitalized interest was approximately $14.1 million, $17.9 million, and $20.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Capitalized real estate taxes were approximately $2.3 million, $3.2 million, and $3.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Depreciation and amortization is computed over the expected useful lives of depreciable property on a straight-line basis with lives generally as follows:

Estimated Useful Life
Buildings and improvements	5-35 years
Furniture, fixtures, equipment and other	3-20 years
Intangible assets/liabilities (in-place leases and above or below market leases)	underlying lease term
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
Financial Instrument Fair Value Disclosures. As of December 31, 2025 and 2024, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represent fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. The carrying value of our notes receivable, which are included in other assets, net in our consolidated balance sheets, approximates their fair value. The estimated fair values are based on certain factors, such as market interest rates, terms of the note, and credit worthiness of the borrower. These financial instruments utilize Level 3 inputs. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts which are accounted for pursuant to Accounting Standards Codification ("ASC") 842, Leases, and presented as property revenues, and include rental revenue under contractual terms for other services provided to our customers. As a lessor, we made elections pursuant to ASC 842 to 1) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and 2) exclude from lease revenues the sales taxes collected from lessees and certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, ASC 606, Revenues from Contracts with Customers. A detail of our material revenue streams are discussed below:
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
As of December 31, 2025, our average residential lease term was approximately fourteen months with all other commercial leases averaging longer lease terms. We anticipate property revenue from existing leases as follows:

(in millions)
Year ending December 31,	Operating Leases
2026	$871.1
2027	43.9
2028	3.0
2029	2.6
2030	1.9
Thereafter	1.7
Total	$924.2
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
Other Assets, Net. Other assets in our consolidated financial statements include investments under deferred compensation plans, deferred financing costs, technology investments, non-real estate leasehold improvements and equipment, notes receivable, derivatives, operating lease right-of-use ("ROU") assets, prepaid expenses, and other miscellaneous receivables. Investments under deferred compensation plans are classified as trading securities and are adjusted to fair market value at period end. For a further discussion of our investments under deferred compensation plans, see Note 10. "Share-based Compensation and Benefit Plans." Deferred financing costs are related to our unsecured revolving credit facility and commercial paper program, and are amortized no longer than the terms of the related facility or the commercial paper program on the straight-line method, which approximates the effective interest method. Corporate leasehold improvements and equipment includes expenditures related to renovation and construction of office space we lease. These leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful lives or the lease terms which generally range from three to ten years.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have virtually no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $20.0 million and $16.6 million at December 31, 2025 and 2024, respectively. These investments are included in other assets, net in our consolidated balance sheets and we did not record any impairments during the years ended December 31, 2025, 2024, or 2023 relating to these investments.
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
Recent Accounting Pronouncements: In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures to enhance the transparency regarding income tax information through the use of a rate reconciliation table and disclosure of net taxes paid, detailed by federal, state, and foreign taxes and, if applicable, further detailed by specific jurisdictions if the amount exceeds a qualitative threshold. We have elected to be taxed as a REIT and, accordingly, are not subject to federal income taxes on our taxable income at the REIT level to the extent such income is distributed to our shareholders annually. Taxable income from non-REIT corporate subsidiaries is subject to federal income taxes and such amounts are not material. As such, the adoption of this ASU did not impact our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items disclosed on the face of the income statement. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion, and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis. We expect to adopt ASU 2024-03 for the fiscal year ending December 31, 2027. The adoption of ASU 2024-03 will result in additional disclosures and we do not expect it to have a material impact on our consolidated financial statements.

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
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million for each of the years ended December 31, 2025 and 2024 and approximately 1.0 million for the year ended December 31, 2023. These securities, which include share awards granted and units convertible into common shares, were excluded from the diluted earnings per share calculation as they are anti-dilutive.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Earnings per common share calculation – basic
Net income attributable to common shareholders	$384,462	$163,293	$403,309
Amount allocated to participating securities	(824)	(295)	(646)
Net income attributable to common shareholders – basic	$383,638	$162,998	$402,663

Total earnings per common share – basic	$3.54	$1.50	$3.71

Weighted average number of common shares outstanding – basic	108,376	108,491	108,653

Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$383,638	$162,998	$402,663
Income allocated to common units from continuing operations	—	—	2,086
Net income attributable to common shareholders – diluted	$383,638	$162,998	$404,749

Total earnings per common share – diluted	$3.54	$1.50	$3.70

Weighted average number of common shares outstanding – basic	108,376	108,491	108,653
Incremental shares issuable from assumed conversion of:
Share awards granted	58	48	21
Common units	—	—	725
Weighted average number of common shares outstanding – diluted	108,434	108,539	109,399
4. Common Shares
We have a share repurchase plan approved by our Board of Trust Managers which allows for the repurchase of up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. In 2025, we repurchased 2,531,018 common shares at an average price of $106.92 per share for approximately $270.7 million. In January 2026, we repurchased 1,096,807 common shares at an average price of $110.03 per share for approximately $120.7 million under this plan. In February 2026, our Board of Trust Managers authorized a new share repurchase plan of up to $600.0 million, replacing the $500.0 million share repurchase plan authorized in October 2022, which had approximately $58.6 million remaining upon termination. As of the date of this filing, the full $600.0 million authorized under the new plan remained available for repurchases.

We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At December 31, 2025, we had approximately 104.3 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In May 2023, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2023 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the proceeds from any sale of our common shares under the 2023 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility or commercial paper program, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
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
In the first quarter of 2026, the Company's Board of Trust Managers declared a first quarter dividend of $1.06 per common share to our common shareholders of record as of March 31, 2026.
5. Operating Partnerships
At December 31, 2025, approximately 3% of our consolidated multifamily apartment homes were held in Camden Operating, L.P. ("Camden Operating" or the "operating partnership"). Camden Operating has 11.9 million outstanding common limited partnership units and as of December 31, 2025, we held approximately 93% of the outstanding common limited partnership units and the sole 1% general partnership interest of the operating partnership. The remaining common limited partnership units, comprising approximately 0.7 million units, are primarily held by former officers, directors, and investors of Paragon Group, Inc., which we acquired in 1997. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election. Holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Operating common limited partnership units.
At December 31, 2025, approximately 26% of our consolidated multifamily apartment homes were held in Camden Summit Partnership, L.P. (the "Camden Summit Partnership"). Camden Summit Partnership has 22.8 million outstanding common limited partnership units and as of December 31, 2025, we held approximately 95% of the outstanding common limited partnership units and the sole 1% general partnership interest of Camden Summit Partnership. The remaining common limited partnership units, comprising approximately 0.9 million units, are primarily held by former officers, directors, and investors of Summit Properties Inc., which we acquired in 2005. Each common limited partnership unit is redeemable for one common share of Camden Property Trust or cash at our election and holders of common limited partnership units are not entitled to rights as shareholders prior to redemption of their common limited partnership units. No member of our management owns Camden Summit Partnership common limited partnership units.
We have Tax Protection Agreements, as amended, protecting the negative tax capital of certain holders of common units of limited partnership interest in the Camden Summit Partnership. The negative tax capital accounts of these certain unitholders totaled approximately $23.2 million in the aggregate as of December 31, 2025. We currently have a $40.0 million two-year unsecured floating rate term loan with an unrelated third party which materially supports the negative tax capital accounts.

6. Income Taxes
We have maintained and intend to maintain our election as a REIT under the Internal Revenue Code of 1986, as amended. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income. As a REIT, we generally will not be subject to federal income tax on our taxable income at the REIT level to the extent such income is distributed to our shareholders annually. If our taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we may be subject to federal and state income taxes for such year. In addition, we may not be able to requalify as a REIT for the four subsequent taxable years and may be subject to federal and state income taxes in those years as well. Historically, we have incurred only state and local income, franchise, and excise taxes. Taxable income from non-REIT activities managed through taxable REIT corporate subsidiaries, which are not material, is subject to applicable federal, state, and local income taxes. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level.
For the years ended December 31, 2025, 2024, and 2023 we recorded income, franchise, and excise taxes as income tax expense of approximately $4.0 million, $2.9 million, and $3.7 million, respectively. Income taxes for these tax years were comprised mainly of state income and franchise taxes, and federal taxes related to our taxable REIT corporate subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT corporate subsidiaries.
For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains, or return of capital. A summary of the income tax characterization of our distributions paid per common share for the years ended December 31, 2025, 2024, and 2023 is set forth in the following table:

	Year Ended December 31,
	2025	2024	2023
Common Share Distributions (1)
Ordinary income	$3.76	$3.29	$2.54
Long-term capital gain	0.36	0.53	1.90
Return of capital	—	—	—
Unrecaptured Sec. 1250 gain	0.08	0.30	0.50
Total	$4.20	$4.12	$4.94
(1) The $1.05 per share distribution paid on January 16, 2026 was considered a 2025 distribution for federal income tax purposes and was subject to taxation based on our 2025 earnings and profits. The $1.03 per share distribution paid on January 17, 2025 was considered a 2024 distribution for federal income tax purposes and was subject to taxation based on our 2024 earnings and profits. The $1.00 per share distribution per share paid on January 17, 2024 was considered a 2023 distribution for federal income tax purposes and was subject to taxation based on our 2023 earnings.
The carrying value of net assets reported in our consolidated financial statements at December 31, 2025 exceeded the tax basis by approximately $1.3 billion.
The income tax returns of Camden Property Trust and its subsidiaries are subject to examination by federal, state, and local tax jurisdictions for years 2022 through 2024. Tax attributes generated in 2021 and prior years are also subject to challenge in any examination of those tax years.
7. Acquisitions, Dispositions, and Impairments
Acquisition of Operating Properties. In 2025, we acquired four operating properties, consisting of a 352-apartment home community in Leander, Texas in January, a 435-apartment home community in Nashville, Tennessee in February, a 360-apartment home community in Clearwater, Florida in May, and a 322-apartment home community in Orlando, Florida in December for approximately $422.9 million. We did not acquire any operating properties during the year ended December 31, 2024.
Sale of Operating Properties. In 2025, we completed five dispositions consisting of one operating property in Houston, Texas in June, one dual-phased operating property in Houston, Texas and one operating property in Irving, Texas in July, and one dual-phased operating property in Houston, Texas and one operating property in Phoenix, Arizona in November for a total of approximately $374.5 million and recognized a total gain of approximately $260.9 million. During the year ended December 31, 2024, we sold one operating property in Atlanta, Georgia in February and recognized a gain of approximately $43.8 million.
Impairments. We review our long-lived assets on an annual basis or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable and our impairment evaluations take into consideration the current and anticipated economic climate. During the year ended December 31, 2025, we recognized an impairment charge of approximately $12.9 million related to two undeveloped land parcels, as the estimated fair value was less than its book value.

For the year ended December 31, 2024, we recognized impairment charges of approximately $41.0 million associated with three land parcels as a result of strategic decisions to reduce exposure in certain markets. These charges reflect the difference between the estimated fair value of each parcel and its carrying value. The 2024 impairments included the original purchase price and other capitalized development costs. No impairment charges were recorded for the year ended December 31, 2023.
8. Notes Payable
The following is a summary of our indebtedness:

	December 31,
(in millions)	2025	2024
Commercial banks
4.87% Term loan, due 2026	$39.9	$39.9
5.14% Unsecured revolving credit facility	—	178.0
3.84% Commercial Paper Program	590.0	—
	$629.9	$217.9

Senior unsecured notes
5.00% Notes, due 2026 (1)	504.0	503.3
3.74% Notes, due 2028	399.4	399.1
3.67% Notes, due 2029 (2)	597.4	596.8
2.91% Notes, due 2030	746.8	746.0
5.06% Notes, due 2034	395.7	395.2
3.41% Notes, due 2049	297.0	296.9
	$2,940.3	$2,937.3

Total unsecured notes payable	$3,570.2	$3,155.2

Secured notes
Master Credit Facilities
3.78% - 4.04% Conventional Mortgage Notes, due 2026 - 2028	$291.5	$291.4
3.87% note, due 2028	39.1	39.0
Total secured notes payable	$330.6	$330.4

Total notes payable (3)	$3,900.8	$3,485.6

Value of real estate assets, at cost, subject to secured notes	$1,385.1	$1,358.6
(1)Balances are increased by $4.9 million and $5.3 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of December 31, 2025 and 2024, respectively. See Note 9. "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2)The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3)Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $10.1 million and $13.3 million as of December 31, 2025 and 2024, respectively.
We have a $1.2 billion unsecured revolving credit facility which matures in August 2026, with two options to extend the facility at our election for two consecutive six-month periods and to expand the facility up to three times by up to an additional $500 million upon satisfaction of certain conditions. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six- months Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of December 31, 2025 and through the date of this filing.

Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At December 31, 2025, we had no outstanding letters of credit issued under our unsecured revolving credit facility and had approximately $1.2 billion available under our unsecured revolving credit facility. Subsequent to year end, we borrowed approximately $216.0 million against the unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(a) of the Securities Act of 1933, as amended. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equal in priority to all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under our commercial paper program. The commercial paper issued during the year ended December 31, 2025 had original maturities of less than 30 days.
We had outstanding floating rate debt of approximately $1.1 billion and $721.2 million, at December 31, 2025 and 2024, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of the interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 4.4% and 5.6% at December 31, 2025 and 2024, respectively.
Our indebtedness had a weighted average maturity of 4.5 years at December 31, 2025. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at December 31, 2025:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
2026	$1,155.5	4.4%
2027	172.5	3.9
2028	529.9	3.8
2029	598.2	3.8
2030	749.1	2.9
Thereafter	695.6	4.4
Total	$3,900.8	3.9%
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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at December 31, 2025 and 2024.
There were no unrealized gains or losses recognized in OCI for the year ended December 31, 2025. We recognized an unrealized gain in OCI of $0.8 million and an unrealized loss of $0.7 million at December 31, 2024 and 2023, respectively. Approximately $1.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods during both the years ended December 31, 2025 and 2024 and approximately $1.4 million was reclassified during the year ended December 31, 2023.

Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair value of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At December 31, 2025 and 2024, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. Refer to Note 8. "Notes Payable" for further discussion of the $500.0 million notes due 2026.
Refer to Note 11. "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.
10. Share-based Compensation and Benefit Plans
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by the Company’s shareholders. The shares available for awards under the 2018 Share Plan are, subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan, including stock options, stock appreciation rights, restricted stock awards, stock bonuses and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include subsidiaries' officers and employees, Trust Managers, and certain of our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as set forth as (1) 3.45 to 1.0 for every share award, excluding stock options and share appreciation rights, granted, and (2) 1.0 to 1.0 for every share of stock option or share appreciation right granted. As of December 31, 2025, there were approximately 3.5 million common shares available under the 2018 Share Plan, which would result in approximately 1.0 million shares which could be granted pursuant to full value awards conversion ratios as defined under the plan.
Total compensation cost for share awards charged against income was approximately $18.1 million, $16.1 million, and $15.8 million for 2025, 2024, and 2023, respectively. Total capitalized compensation cost for share awards was approximately $3.1 million, $5.3 million, and $5.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
A summary of activity under our share incentive plans for the year ended December 31, 2025 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2024	216,190	$108.07
Granted	235,527	118.84
Exercised/Vested	(210,972)	117.69
Forfeited	(4,076)	109.62
Total nonvested share awards outstanding at December 31, 2025	236,669	$110.16
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
At December 31, 2025, 2024, and 2023, the weighted average fair value of share awards granted was $118.84, $96.31, and $117.02, respectively. The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was approximately $24.8 million, $23.7 million, and $24.7 million, respectively. At December 31, 2025, the unamortized value of previously issued unvested share awards was approximately $15.1 million which is expected to be amortized over the next two years.
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

	2025	2024	2023
Shares purchased	17,397	21,435	17,306
Weighted average fair value of shares purchased	$110.14	$109.63	$104.26
Expense recorded (in millions)	$0.2	$0.4	$0.2
Rabbi Trust. We established a rabbi trust for a select group of participants in which share awards granted under the share incentive plan and salary and other cash amounts earned could have been deposited and was in use for deferrals made prior to 2005, including bonuses related to service in 2004 but paid in 2005. The rabbi trust was an irrevocable trust and no portion of the trust fund may be used for any purpose other than the delivery of those assets to the participants. The assets held in the rabbi trust are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
The value of the assets of the rabbi trust is consolidated into our financial statements. Granted share awards held by the rabbi trust are classified in equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. The deferred compensation obligation is classified as an equity instrument and changes in the fair value of the amount owed to the participant are not recognized. At December 31, 2025 and 2024, approximately 0.7 million share awards were held in the rabbi trust. Additionally, as of December 31, 2025 and 2024, the rabbi trust held trading securities totaling approximately $17.1 million and $13.2 million, respectively, which represents cash deferrals made by plan participants. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly.
At December 31, 2025 and December 31, 2024, approximately $8.9 million and $9.0 million, respectively, was required to be paid to us by plan participants upon the withdrawal of any assets from the rabbi trust, and is included in "Accounts receivable-affiliates" in our consolidated balance sheets.
Non-Qualified Deferred Compensation. In 2004, we established a Non-Qualified Deferred Compensation Plan which is an unfunded arrangement established and maintained primarily for the benefit of a select group of participants. Eligible participants commence participation in this plan on the date the deferral election first becomes effective. We credit to the participant's account an amount equal to the amount designated as the participant's deferral for the plan year as indicated in the participant's deferral election(s). Any modification to or termination of the plan will not reduce a participant's right to any vested amounts already credited to his or her account. Approximately 1.3 million and 1.2 million share awards were held in the plan at December 31, 2025 and 2024, respectively. Additionally, as of December 31, 2025 and 2024, the plan held trading securities totaling approximately $133.5 million and $120.9 million, respectively, which represents cash deferrals made by plan participants and diversification of share awards within the plan to trading securities. The value of this plan is recorded in other assets, net, within our consolidated balance sheets. Market value fluctuations on these trading securities are recognized in income in accordance with GAAP and the liability due to participants is adjusted accordingly. The assets held in the Non-Qualified Deferred Compensation Plan are subject to the claims of our general creditors in the event of bankruptcy or insolvency.
401(k) Savings Plan. We have a 401(k) savings plan which is a voluntary defined contribution plan, and provides participating employees the ability to elect to contribute up to 60 percent of eligible compensation, subject to limitations as defined by the federal tax code, with the Company making matching contributions up to a predetermined limit. The matching contributions made for the years ended December 31, 2025, 2024, and 2023 were approximately $3.8 million, $3.4 million, and $3.4 million, respectively. Employees become vested in our matching contributions 33% after one year of service, 67% after two years of service and 100% after three years of service.

11. Fair Value Measurements
The following disclosures present information about our fair value measurements using the inputs and fair value hierarchy discussed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements".
Recurring Fair Value Disclosures. The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024.
Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2025				December 31, 2024
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$150.6	$—	$—	$150.6	$134.1	$—	$—	$134.1
Derivative financial instruments (fair value hedge)	—	4.9	—	$4.9	—	5.3	—	$5.3
(1)Approximately $10.9 million and $17.7 million of participant cash was withdrawn from our deferred compensation plan investments during the years ended December 31, 2025 and 2024, respectively.
Nonrecurring Fair Value Disclosures. During the years ended December 31, 2025 and December 31, 2024, we recognized impairment expense associated with land development activities of approximately $12.9 million and $41.0 million, respectively, as further discussed in Note 7. "Acquisitions, Dispositions, and Impairments." The fair market value of the impaired land holdings during the years ended December 31, 2025 and 2024, totaled approximately $17.0 million and $46.7 million, respectively, which was determined using Level 3 inputs primarily based on comparable sales.
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$2,766.9	$2,629.6	$2,764.4	$2,528.6
Floating rate notes payable (1)	1,133.9	1,140.9	721.2	733.0
(1)Includes the senior unsecured notes payable and a term loan due in 2026 at December 31, 2025 and 2024. At December 31, 2025, the floating rate notes payable also includes the commercial paper notes. At December 31, 2024, it also reflects outstanding balances under our unsecured revolving credit facility.
12. Net Change in Operating Accounts
The effect of changes in the operating accounts and other on cash flows from operating activities is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Change in assets:
Other assets, net	$3,449	$(8,731)	$(1,951)
Change in liabilities:
Accounts payable and accrued expenses	18,293	(3,336)	13,639
Accrued real estate taxes	17,646	(17,776)	968
Other liabilities	6,879	34,717	2,018
Other	5,466	3,880	3,301
Change in operating accounts and other	$51,733	$8,754	$17,975

13. Commitments and Contingencies
Construction Contracts. As of December 31, 2025, we estimate the remaining cost to complete the three projects currently under construction to be approximately $213.8 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM programs, other unsecured borrowings, or secured mortgages.
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
We have been named as a defendant in several cases alleging antitrust violations by RealPage, Inc. (“RealPage”), a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation has consolidated 43 cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee. Separate and apart from these private causes of action, on November 1, 2023, we, along with 13 other owners and/or operators of multifamily housing and RealPage, were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of the District of Columbia. On February 28, 2024, we, along with 11 other owners and/or operators of multifamily housing and RealPage, were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of Arizona. On January 7, 2025, we, along with six other owners and/or operators of multifamily housing, were named in a civil lawsuit brought by the U.S. Department of Justice and ten states against RealPage with similar allegations. Additionally, we have been informed by other state regulators they are investigating this matter. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At December 31, 2025, we had approximately $0.6 million of earnest money deposits for potential acquisitions of land which are included in other assets, net in our consolidated balance sheet of which $0.5 million is non-refundable.
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
In June 2024, the Company entered into an operating lease agreement for our corporate headquarters. The lease commenced on October 1, 2025 with a twelve-year lease term. The agreement includes an option to terminate in October 2034 and an option to extend the term for an additional seven or ten years at the prevailing standalone price at the time of renewal. The ROU asset, net of lease incentives, was approximately $8.9 million at December 31, 2025.

The following is a summary of our operating lease related information:

($ in millions)		As of December 31,
Balance sheet	Classification	2025	2024
ROU assets, net	Other assets, net	$11.0	$2.5
Operating lease liabilities	Other liabilities	$22.7	$3.2

($ in millions)		Year ended
Statement of income and comprehensive income	Classification	2025	2024
Rent expense related to operating lease liabilities	General and administrative expenses and property management expenses	$2.5	$2.6
Variable lease expense	General and administrative expenses and property management expenses	1.5	1.1
Total lease expense		$4.0	$3.7

($ in millions)		Year ended
Statement of cash flows	Classification	2025	2024
Cash flows from operating leases	Net cash from operating activities	$2.4	$2.4
Supplemental lease information
Weighted average remaining lease term (years)		11.0	1.6
Weighted average discount rate - operating leases (1)		5.3%	4.9%
(1)We use a secured incremental borrowing rate, as defined by ASC 842, Leases, based on an estimated secured rate with applicable adjustments, as most of our lease contracts do not provide a readily determinable implicit rate.
The following is a summary of our maturities of our lease liabilities as of December 31, 2025:

(in millions)
Year ending December 31,	Operating Leases
2026	$1.2
2027	1.4
2028	3.2
2029	3.1
2030	2.9
Thereafter	20.6
Discount for time value	(9.7)
Lease liability as of December 31, 2025	$22.7
Employment Agreements. At December 31, 2025, we had employment agreements with 13 of our senior officers, the terms of which expire at various times through August 20, 2026. These agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provide for severance payments and 12 provide a gross-up payment, or equivalent, if certain situations occur, such as termination without cause, or termination due to a change of control. In the case of 11 of the agreements, the severance payment equals one times the respective current annual base salary in the case of termination without cause, 2.99 times the respective average annual base salary over the previous three fiscal years in the case of a change of control and a termination of employment or a material adverse change in the scope of their duties, and in the case of termination through death or disability, the severance equals one times the annual base salary and targeted cash bonus for eight agreements, and incentive bonus in the case of three agreements. In the case of the other two agreements, the severance payment generally equals 2.99 times the respective average annual compensation over the previous three fiscal years in connection with, among other things, a termination without cause, termination through death or disability, or a change of control, and the officer would be entitled to receive continuation and vesting of certain benefits in the case of such termination.
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
The Chief Operating Decision Makers ("CODMs") include the President and Chief Financial Officer and the Executive Vice President - Chief Operating Officer. The CODMs primarily assess performance of the Company based upon net operating income ("NOI"). The measure of segment assets, as defined in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, is reported on the balance sheets as total consolidated assets. NOI is measured as total property revenues less total property operating expenses as reported on the consolidated statements of income and comprehensive income. NOI excludes non-property revenues, other expenses, transactional gains and losses, equity in income of joint ventures, and income taxes. We consider NOI to be an appropriate measure of operating performance because it reflects the ongoing profitability and performance of our communities without an allocation of corporate level management expense or general and administrative costs. The CODMs utilize NOI to evaluate year-over-year growth of our communities from prior periods, as well as to monitor budget to actual results in assessing performance, allocating resources, and establishing compensation.
The following table details NOI and significant expenses for the years ended December 31:

(in thousands)	2025	2024	2023
Property revenues	$1,573,544	$1,543,842	$1,542,027
Property expenses:
Real estate taxes	(196,821)	(193,124)	(195,009)
Salaries and benefits for on-site employees	(106,892)	(102,776)	(98,122)
Utilities	(110,788)	(107,819)	(104,126)
Repairs and maintenance	(72,159)	(70,516)	(69,435)
Other non-significant property segment expenses (a)	(80,050)	(84,570)	(82,228)
Net operating income	1,006,834	985,037	993,107
Non-property income	32,483	24,186	19,728
Other expenses (b)	(139,130)	(125,525)	(113,327)
Interest expense	(138,239)	(129,815)	(133,395)
Depreciation and amortization	(611,025)	(582,014)	(574,813)
Impairment associated with land development activities	(12,916)	(40,988)	—
Loss on early retirement of debt	—	(921)	(2,513)
Gain on sale of operating properties	260,910	43,806	225,416
Income tax expense	(4,019)	(2,926)	(3,650)
Net income	$394,898	$170,840	$410,553
(a) Other non-significant property segment expenses, include the following other property and maintenance expenses: property insurance, marketing and leasing, property general and administrative, and other property expenses.
(b) Other expenses include property management, fee and asset management, general and administrative, and expense/(benefit) on deferred compensation plans.

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2025 ($ amounts in thousands)										Schedule III
	Initial Cost			Total Cost
	Land	Building/ Construction in Progress & Improvements	Cost Subsequent to Acquisition/ Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Current communities:
ARIZONA
Phoenix/Scottsdale
Camden Chandler	$5,511	$62,429	$2,853	$5,511	$65,282	$70,793	$25,650	$45,143	$—	2016
Camden Foothills	11,006	33,712	2,366	11,006	36,078	47,084	15,068	32,016	—	2014
Camden Legacy	4,068	26,612	29,764	4,068	56,376	60,444	46,173	14,271	—	1998
Camden Montierra	13,687	31,727	16,808	13,687	48,535	62,222	20,918	41,304	—	2012
Camden North End	16,108	82,620	1,503	16,108	84,123	100,231	37,439	62,792	—	2019
Camden North End II	10,176	70,097	751	10,176	70,848	81,024	26,711	54,313	—	2021
Camden Old Town Scottsdale	23,227	71,784	6,552	23,227	78,336	101,563	32,348	69,215	—	2019
Camden Pecos Ranch	3,362	24,492	15,399	3,362	39,891	43,253	20,492	22,761	—	2012
Camden San Marcos	11,520	35,166	20,441	11,520	55,607	67,127	24,269	42,858	—	2012
Camden San Paloma	6,480	23,045	24,686	6,480	47,731	54,211	31,442	22,769	—	2002
Camden Sotelo	3,376	30,576	5,191	3,376	35,767	39,143	14,630	24,513	—	2013
Camden Tempe	9,248	35,254	2,193	9,248	37,447	46,695	15,287	31,408	—	2015
Camden Tempe II	18,518	89,317	585	18,518	89,902	108,420	22,943	85,477	—	2023
CALIFORNIA
Los Angeles/Orange County
Camden Crown Valley	9,381	54,210	30,701	9,381	84,911	94,292	55,268	39,024	—	2001
Camden Glendale	21,492	96,158	5,550	21,492	101,708	123,200	39,739	83,461	—	2015
Camden Harbor View	16,079	127,459	57,593	16,079	185,052	201,131	116,921	84,210	—	2003
Camden Main and Jamboree	17,363	75,387	18,703	17,363	94,090	111,453	43,886	67,567	—	2008
The Camden	18,286	118,730	4,066	18,286	122,796	141,082	44,604	96,478	—	2016
San Diego/Inland Empire
Camden Hillcrest	20,409	72,487	594	20,409	73,081	93,490	21,339	72,151	—	2021
Camden Landmark	17,339	71,315	18,477	17,339	89,792	107,131	39,121	68,010	—	2012
Camden Old Creek	20,360	71,777	11,440	20,360	83,217	103,577	49,937	53,640	—	2007
Camden Sierra at Otay Ranch	10,585	49,781	20,031	10,585	69,812	80,397	47,594	32,803	—	2003
Camden Tuscany	3,330	36,466	12,936	3,330	49,402	52,732	33,381	19,351	—	2003
Camden Vineyards	4,367	28,494	15,261	4,367	43,755	48,122	28,611	19,511	—	2002
COLORADO
Denver
Camden Belleview Station	8,091	44,003	14,721	8,091	58,724	66,815	27,578	39,237	—	2012
Camden Caley	2,047	17,445	15,077	2,047	32,522	34,569	25,220	9,349	—	2000
Camden Denver West	6,396	51,552	18,874	6,396	70,426	76,822	33,303	43,519	—	2012
Camden Flatirons	6,849	72,631	4,460	6,849	77,091	83,940	31,846	52,094	—	2015
Camden Highlands Ridge	$2,612	$34,726	$28,805	$2,612	$63,531	$66,143	$47,994	$18,149	$—	1996
Camden Interlocken	5,293	31,612	33,813	5,293	65,425	70,718	44,871	25,847	—	1999
Camden Lakeway	3,915	34,129	37,230	3,915	71,359	75,274	54,881	20,393	—	1997
Camden Lincoln Station	4,648	51,762	1,326	4,648	53,088	57,736	21,069	36,667	—	2017
Camden RiNo	15,989	63,147	962	15,989	64,109	80,098	25,082	55,016	—	2020
WASHINGTON DC METRO
Camden Ashburn Farm	4,835	22,604	7,948	4,835	30,552	35,387	20,154	15,233	—	2005
Camden College Park	16,409	91,503	18,846	16,409	110,349	126,758	52,068	74,690	—	2008
Camden Dulles Station	10,807	61,548	16,029	10,807	77,577	88,384	43,743	44,641	—	2008
Camden Fair Lakes	15,515	104,223	25,591	15,515	129,814	145,329	78,577	66,752	—	2005
Camden Fairfax Corner	8,484	72,953	16,699	8,484	89,652	98,136	54,873	43,263	—	2006
Camden Fallsgrove	9,408	43,647	10,002	9,408	53,649	63,057	33,785	29,272	—	2005
Camden Grand Parc	7,688	35,900	11,285	7,688	47,185	54,873	27,273	27,600	—	2005
Camden Lansdowne	15,502	102,267	33,350	15,502	135,617	151,119	88,666	62,453	—	2005
Camden Monument Place	9,030	54,089	13,744	9,030	67,833	76,863	39,543	37,320	—	2007
Camden NoMa	19,442	82,306	4,446	19,442	86,752	106,194	36,794	69,400	—	2014
Camden NoMa II	17,331	91,211	622	17,331	91,833	109,164	47,338	61,826	—	2017
Camden Potomac Yard	16,498	88,317	18,337	16,498	106,654	123,152	60,550	62,602	—	2008
Camden Roosevelt	11,470	45,785	9,813	11,470	55,598	67,068	34,750	32,318	—	2005
Camden Shady Grove	24,177	89,820	2,554	24,177	92,374	116,551	44,435	72,116	—	2018
Camden Silo Creek	9,707	45,301	12,276	9,707	57,577	67,284	36,564	30,720	—	2005
Camden South Capitol	24,829	117,638	1,382	24,829	119,020	143,849	28,047	115,802	51,482	2022
Camden Washingtonian	13,512	75,134	1,215	13,512	76,349	89,861	32,799	57,062	—	2018
FLORIDA
Southeast Florida
Camden Atlantic	9,000	93,340	354	9,000	93,694	102,694	19,594	83,100	—	2022
Camden Aventura	12,185	47,616	24,438	12,185	72,054	84,239	44,393	39,846	—	2005
Camden Boca Raton	2,201	50,057	3,135	2,201	53,192	55,393	21,713	33,680	—	2014
Camden Brickell	14,621	57,031	47,987	14,621	105,018	119,639	67,073	52,566	—	2005
Camden Doral	10,260	40,416	13,364	10,260	53,780	64,040	33,389	30,651	—	2005
Camden Doral Villas	6,476	25,543	11,444	6,476	36,987	43,463	24,287	19,176	—	2005
Camden Las Olas	12,395	79,518	48,743	12,395	128,261	140,656	79,504	61,152	—	2005
Camden Plantation	6,299	77,964	30,604	6,299	108,568	114,867	64,966	49,901	—	2005
Camden Portofino	9,867	38,702	20,543	9,867	59,245	69,112	36,750	32,362	—	2005
Orlando
Camden Hunter's Creek	4,156	20,925	9,676	4,156	30,601	34,757	20,329	14,428	—	2005
Camden Lago Vista	3,497	29,623	9,056	3,497	38,679	42,176	25,611	16,565	—	2005
Camden Lake Buena Vista	11,270	69,798	40	11,270	69,838	81,108	513	80,595	—	2025
Camden Lake Eola	$11,374	$113,700	$1,461	$11,374	$115,161	$126,535	$36,740	$89,795	$—	2021
Camden LaVina	12,907	42,617	15,215	12,907	57,832	70,739	26,295	44,444	—	2012
Camden Lee Vista	4,350	34,643	23,857	4,350	58,500	62,850	43,272	19,578	—	2000
Camden North Quarter	9,990	68,471	2,960	9,990	71,431	81,421	29,330	52,091	—	2018
Camden Orange Court	5,319	40,733	15,792	5,319	56,525	61,844	28,970	32,874	—	2008
Camden Thornton Park	11,711	74,628	11,303	11,711	85,931	97,642	33,109	64,533	—	2018
Camden Town Square	13,127	45,997	3,956	13,127	49,953	63,080	22,236	40,844	—	2012
Camden Waterford Lakes	19,504	65,647	1,742	19,504	67,389	86,893	19,769	67,124	29,194	2022
Camden World Gateway	5,785	51,821	23,374	5,785	75,195	80,980	42,712	38,268	—	2005
Tampa/St. Petersburg
Camden Bay	7,450	63,283	43,959	7,450	107,242	114,692	80,310	34,382	—	1998/2002
Camden Central	21,780	149,251	3,576	21,780	152,827	174,607	45,297	129,310	—	2021
Camden Clearwater	21,600	111,521	405	21,600	111,926	133,526	5,028	128,498	—	2025
Camden Montague	3,576	16,534	4,391	3,576	20,925	24,501	9,185	15,316	—	2012
Camden Pier District	21,149	105,383	6,159	21,149	111,542	132,691	45,722	86,969	—	2018
Camden Preserve	1,206	17,982	16,722	1,206	34,704	35,910	30,088	5,822	—	1997
Camden Royal Palms	2,147	38,339	16,413	2,147	54,752	56,899	28,173	28,726	—	2007
Camden Visconti	27,031	114,061	4,880	27,031	118,941	145,972	32,049	113,923	38,132	2022
Camden Westchase Park	11,955	36,254	12,942	11,955	49,196	61,151	20,334	40,817	—	2012
GEORGIA
Atlanta
Camden Brookwood	7,174	31,984	21,912	7,174	53,896	61,070	35,895	25,175	—	2005
Camden Buckhead	7,761	156,926	1,660	7,761	158,586	166,347	50,288	116,059	—	2022
Camden Buckhead Square	13,200	43,785	4,426	13,200	48,211	61,411	17,564	43,847	—	2017
Camden Creekstone	5,017	19,912	8,411	5,017	28,323	33,340	14,343	18,997	—	2012
Camden Deerfield	4,895	21,922	18,486	4,895	40,408	45,303	27,435	17,868	—	2005
Camden Dunwoody	5,290	23,642	23,915	5,290	47,557	52,847	28,192	24,655	—	2005
Camden Fourth Ward	10,477	51,258	3,955	10,477	55,213	65,690	23,421	42,269	—	2014
Camden Midtown Atlanta	6,196	33,828	16,964	6,196	50,792	56,988	33,492	23,496	—	2005
Camden Paces	15,262	102,521	4,602	15,262	107,123	122,385	44,500	77,885	—	2015
Camden Peachtree City	6,536	29,063	11,681	6,536	40,744	47,280	27,128	20,152	—	2005
Camden Phipps	26,840	71,006	9,490	26,840	80,496	107,336	20,309	87,027	—	2022
Camden Shiloh	4,181	18,798	8,369	4,181	27,167	31,348	18,538	12,810	—	2005
Camden St. Clair	7,526	27,486	21,657	7,526	49,143	56,669	28,149	28,520	—	2005
Camden Stockbridge	5,071	22,693	8,719	5,071	31,412	36,483	20,246	16,237	—	2005
NORTH CAROLINA
Charlotte
Camden Ballantyne	4,503	30,250	23,621	4,503	53,871	58,374	30,794	27,580	—	2005
Camden Cotton Mills	$4,246	$19,147	$10,381	$4,246	$29,528	$33,774	$19,899	$13,875	$—	2005
CoWork by Camden	814	3,422	39	814	3,461	4,275	1,393	2,882	—	2019
Camden Dilworth	516	16,633	7,206	516	23,839	24,355	15,075	9,280	—	2006
Camden Fairview	1,283	7,223	12,864	1,283	20,087	21,370	11,316	10,054	—	2005
Camden Foxcroft	1,408	7,919	9,013	1,408	16,932	18,340	10,930	7,410	—	2005
Camden Foxcroft II	1,152	6,499	5,189	1,152	11,688	12,840	8,149	4,691	—	2005
Camden Gallery	7,930	51,957	2,303	7,930	54,260	62,190	21,047	41,143	—	2017
Camden Grandview	7,570	33,859	23,719	7,570	57,578	65,148	35,957	29,191	—	2005
Camden Grandview II	4,656	17,852	299	4,656	18,151	22,807	6,682	16,125	—	2019
Camden NoDa	11,003	96,643	800	11,003	97,443	108,446	18,447	89,999	—	2023
Camden Sedgebrook	5,187	29,211	20,584	5,187	49,795	54,982	30,801	24,181	—	2005
Camden South End	6,625	29,175	21,489	6,625	50,664	57,289	34,245	23,044	—	2005
Camden Southline	29,754	74,533	1,010	29,754	75,543	105,297	18,617	86,680	32,628	2022
Camden Stonecrest	3,941	22,021	10,097	3,941	32,118	36,059	21,537	14,522	—	2005
Camden Touchstone	1,203	6,772	6,112	1,203	12,884	14,087	8,585	5,502	—	2005
Raleigh
Camden Asbury Village	17,510	79,585	2,215	17,510	81,800	99,310	21,842	77,468	29,094	2022
Camden Carolinian	14,765	56,674	3,015	14,765	59,689	74,454	19,249	55,205	—	2019
Camden Crest	4,412	31,108	24,071	4,412	55,179	59,591	31,995	27,596	—	2005
Camden Durham	15,271	129,499	907	15,271	130,406	145,677	15,181	130,496	—	2024
Camden Governor's Village	3,669	20,508	15,707	3,669	36,215	39,884	21,425	18,459	—	2005
Camden Lake Pine	5,746	31,714	19,766	5,746	51,480	57,226	35,112	22,114	—	2005
Camden Manor Park	2,535	47,159	15,828	2,535	62,987	65,522	40,001	25,521	—	2006
Camden Overlook	4,591	25,563	15,708	4,591	41,271	45,862	27,403	18,459	—	2005
Camden Reunion Park	2,931	18,457	15,960	2,931	34,417	37,348	23,653	13,695	—	2005
Camden Village District	18,589	120,607	—	18,589	120,607	139,196	4,747	134,449	—	2025
Camden Westwood	4,567	25,519	18,617	4,567	44,136	48,703	26,932	21,771	—	2005
TENNESSEE
Nashville
Camden Franklin Park	13,785	88,573	7,089	13,785	95,662	109,447	30,543	78,904	—	2021
Camden Music Row	21,802	152,340	3,457	21,802	155,797	177,599	46,673	130,926	—	2021
Camden West Nashville	26,100	101,265	—	26,100	101,265	127,365	6,389	120,976	—	2025
TEXAS
Austin
Camden Amber Oaks	9,987	68,719	2,775	9,987	71,494	81,481	22,241	59,240	—	2022
Camden Amber Oaks II	7,973	50,052	1,205	7,973	51,257	59,230	15,969	43,261	—	2022
Camden Brushy Creek	9,618	54,076	1,449	9,618	55,525	65,143	15,271	49,872	12,193	2022
Camden Cedar Hills	2,684	20,931	6,643	2,684	27,574	30,258	16,483	13,775	—	2008
Camden Gaines Ranch	$5,094	$37,100	$27,628	$5,094	$64,728	$69,822	$37,081	$32,741	$—	2005
Camden Huntingdon	2,289	17,393	23,867	2,289	41,260	43,549	31,586	11,963	—	1995
Camden La Frontera	3,250	32,376	2,720	3,250	35,096	38,346	15,359	22,987	—	2015
Camden Lamar Heights	3,988	42,773	2,663	3,988	45,436	49,424	19,429	29,995	—	2015
Camden Leander	10,560	55,011	295	10,560	55,306	65,866	4,038	61,828	—	2025
Camden Rainey Street	30,044	85,477	8,181	30,044	93,658	123,702	32,882	90,820	—	2019
Camden Shadow Brook	18,039	101,572	11,674	18,039	113,246	131,285	29,516	101,769	23,248	2022
Camden Stoneleigh	3,498	31,285	22,857	3,498	54,142	57,640	30,054	27,586	—	2006
Dallas/Fort Worth
Camden Addison	11,516	29,332	17,414	11,516	46,746	58,262	23,995	34,267	—	2012
Camden Belmont	12,521	61,522	13,177	12,521	74,699	87,220	33,845	53,375	—	2012
Camden Buckingham	2,704	21,251	16,266	2,704	37,517	40,221	30,334	9,887	—	1997
Camden Centreport	1,613	12,644	12,130	1,613	24,774	26,387	18,389	7,998	—	1997
Camden Design District	30,004	90,678	2,160	30,004	92,838	122,842	23,137	99,705	—	2022
Camden Farmers Market	17,341	74,193	52,111	17,341	126,304	143,645	85,547	58,098	—	2001/2005
Camden Greenville	42,645	116,923	5,336	42,645	122,259	164,904	24,980	139,924	—	2021
Camden Henderson	3,842	15,256	2,068	3,842	17,324	21,166	8,047	13,119	—	2012
Camden Legacy Creek	2,052	12,896	10,609	2,052	23,505	25,557	19,736	5,821	—	1997
Camden Legacy Park	2,560	15,449	19,169	2,560	34,618	37,178	25,705	11,473	—	1997
Camden Panther Creek	8,850	62,860	7,831	8,850	70,691	79,541	18,303	61,238	14,476	2022
Camden Riverwalk	24,961	133,698	4,020	24,961	137,718	162,679	36,789	125,890	—	2022
Camden Valley Park	3,096	14,667	22,513	3,096	37,180	40,276	33,100	7,176	—	1994
Camden Victory Park	13,445	71,735	4,027	13,445	75,762	89,207	29,685	59,522	—	2016
Houston
Camden Cypress Creek	8,282	69,368	1,817	8,282	71,185	79,467	19,006	60,461	12,431	2022
Camden Cypress Creek II	5,940	50,102	291	5,940	50,393	56,333	13,443	42,890	—	2022
Camden Downs at Cinco Ranch	8,285	77,053	3,210	8,285	80,263	88,548	21,939	66,609	—	2022
Camden Downtown	7,813	123,819	1,785	7,813	125,604	133,417	49,673	83,744	—	2020
Camden Grand Harbor	7,841	64,834	9,119	7,841	73,953	81,794	19,072	62,722	11,951	2022
Camden Greenway	16,916	43,933	30,262	16,916	74,195	91,111	58,617	32,494	—	1999
Camden Heights	34,079	88,824	4,018	34,079	92,842	126,921	23,608	103,313	31,609	2022
Camden Highland Village	28,536	111,802	15,691	28,536	127,493	156,029	44,989	111,040	—	2019
Camden Holly Springs	11,108	42,852	18,443	11,108	61,295	72,403	33,137	39,266	—	2012
Camden Long Meadow Farms	7,993	64,018	654	7,993	64,672	72,665	6,759	65,906	—	2024
Camden McGowen Station	6,089	85,038	4,724	6,089	89,762	95,851	38,270	57,581	—	2018
Camden Northpointe	5,593	81,289	6,556	5,593	87,845	93,438	22,742	70,696	16,063	2022
Camden Plaza	7,204	31,044	11,918	7,204	42,962	50,166	22,072	28,094	—	2007
Camden Post Oak	14,056	92,515	26,240	14,056	118,755	132,811	55,450	77,361	—	2013
Camden Spring Creek	$12,317	$73,942	$7,239	$12,317	$81,181	$93,498	$22,043	$71,455	$—	2022
Camden Stonebridge	1,016	7,137	9,283	1,016	16,420	17,436	14,386	3,050	—	1993
Camden Sugar Grove	7,614	27,594	9,715	7,614	37,309	44,923	18,441	26,482	—	2012
Camden Travis Street	1,780	29,104	5,018	1,780	34,122	35,902	17,523	18,379	—	2010
Camden Vanderbilt	16,076	44,918	60,501	16,076	105,419	121,495	74,598	46,897	—	1994/1997
Camden Whispering Oaks	1,188	26,242	4,675	1,188	30,917	32,105	17,582	14,523	—	2008
Camden Woodmill Creek	9,437	62,776	317	9,437	63,093	72,530	9,076	63,454	—	2024
Camden Woodson Park	3,995	62,430	1,644	3,995	64,074	68,069	16,930	51,139	11,935	2022
Camden Yorktown	6,673	68,568	2,831	6,673	71,399	78,072	18,770	59,302	16,161	2022

Total current communities:	$1,787,445	$9,661,328	$2,110,394	$1,787,445	$11,771,722	$13,559,167	$5,296,061	$8,263,106	$330,597

Communities under construction:
Name / location
Camden South Charlotte Charlotte, NC	—	117,304	—	—	117,304	117,304	—	117,304	—	N/A
Camden Blakeney Charlotte, NC	—	84,321	—	—	84,321	84,321	—	84,321	—	N/A
Camden Nations Nashville, TN	—	76,615	—	—	76,615	76,615	—	76,615	—	N/A
Total communities under construction:	$—	$278,240	$—	$—	$278,240	$278,240	$—	$278,240	$—

Development pipeline communities:
Name/location
Camden Baker Denver, CO	—	40,123	—	—	40,123	40,123	—	40,123	—	N/A
Camden Gulch Nashville, TN	—	56,021	—	—	56,021	56,021	—	56,021	—	N/A
Total development pipeline communities:	$—	$96,144	$—	$—	$96,144	$96,144	$—	$96,144	$—

Land Holdings	$—	$44,843	$—	$—	$44,843	$44,843	$—	$44,843	$—	N/A
Corporate	$—	$21,238	$—	$—	$21,238	$21,238	$—	$21,238	$—	N/A
	$—	$66,081	$—	$—	$66,081	$66,081	$—	$66,081	$—

TOTAL	$1,787,445	$10,101,793	$2,110,394	$1,787,445	$12,212,187	$13,999,632	$5,296,061	$8,703,571	$330,597

S-1

Camden Property Trust Real Estate and Accumulated Depreciation As of December 31, 2025 (in thousands)	Schedule III

The changes in total real estate assets for the years ended December 31:

	2025	2024	2023
Balance, beginning of year	$13,443,528	$13,192,127	$12,915,873
Additions during period:
Acquisition of operating properties	403,361	—	—
Development and repositions	307,840	281,617	309,678
Improvements	120,328	115,419	109,257
Deductions during the year:
Cost of real estate disposed	(262,509)	(104,647)	(142,681)
Impairment	(12,916)	(40,988)	—
Balance, end of year	$13,999,632	$13,443,528	$13,192,127
The changes in accumulated depreciation for the years ended December 31:
	2025	2024	2023
Balance, beginning of year	$4,867,422	$4,332,524	$3,848,111
Depreciation of real estate assets	582,083	569,409	562,397
Dispositions	(153,444)	(34,511)	(77,984)
Balance, end of year	$5,296,061	$4,867,422	$4,332,524
The aggregate cost for federal income tax purposes at December 31, 2025 was $11.7 billion.
S-2