Form 10-Q
period 2026-03-31
CAMDEN PROPERTY TRUST
filed 2026-05-01
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 24, 2026, 100,519,732 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2026	December 31, 2025
Assets
Real estate assets, at cost
Land	$1,784,349	$1,787,445
Buildings and improvements	11,801,301	11,792,960
	$13,585,650	$13,580,405
Accumulated depreciation	(5,407,880)	(5,296,061)
Net operating real estate assets	$8,177,770	$8,284,344
Properties under development and land	457,994	419,227
Total real estate assets	$8,635,764	$8,703,571
Accounts receivable – affiliates	8,076	8,884
Other assets, net	285,493	293,292
Cash and cash equivalents	40,684	25,203
Restricted cash	89,610	12,039
Total assets	$9,059,627	$9,042,989
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,931,761	$3,570,193
Secured	318,708	330,597
Accounts payable and accrued expenses	269,623	248,087
Accrued real estate taxes	59,818	92,382
Distributions payable	112,156	114,971
Other liabilities	262,710	248,506
Total liabilities	$4,954,776	$4,604,736
Commitments and contingencies (Note 9)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,767,773 and 117,737,767 issued at March 31, 2026 and December 31, 2025, respectively; 115,734,377 and 115,711,964 outstanding at March 31, 2026 and December 31, 2025, respectively	1,157	1,157
Additional paid-in capital	5,948,511	5,948,938
Distributions in excess of net income attributable to common shareholders	(1,037,252)	(969,240)
Treasury shares, at cost (13,792,716 and 11,373,251 common shares at March 31, 2026 and December 31, 2025, respectively)	(886,052)	(620,497)
Accumulated other comprehensive income	2,522	2,165
Total common equity	$4,028,886	$4,362,523
Non-controlling interests	75,965	75,730
Total equity	$4,104,851	$4,438,253
Total liabilities and equity	$9,059,627	$9,042,989
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Property revenues	$388,773	$390,565
Property expenses
Property operating and maintenance	90,179	89,698
Real estate taxes	49,890	49,722
Total property expenses	$140,069	$139,420
Non-property income
Fee and asset management	$2,143	$2,487
Interest and other income	253	10
(Loss)/income on deferred compensation plans	(1,159)	1,198
Total non-property income	$1,237	$3,695
Other expenses
Property management	$10,258	$9,895
Fee and asset management	661	671
General and administrative	14,705	16,948
Interest	37,359	33,790
Depreciation and amortization	150,000	149,252
(Benefit)/expense on deferred compensation plans	(1,159)	1,198
Other non-operating expenses	60,905	1,760
Total other expenses	$272,729	$213,514
Gain on sale of operating property, including land	68,100	—
Income from continuing operations before income taxes	$45,312	$41,326
Income tax expense	(938)	(559)
Net income	$44,374	$40,767
Net income allocated to non-controlling interests	(1,925)	(1,945)
Net income attributable to common shareholders	$42,449	$38,822

Earnings per share – basic	$0.40	$0.36
Earnings per share – diluted	0.40	0.36
Weighted average number of common shares outstanding – basic	104,826	108,530
Weighted average number of common shares outstanding – diluted	104,899	108,597
Condensed Consolidated Statements of Comprehensive Income
Net income	$44,374	$40,767
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	357	351
Comprehensive income	$44,731	$41,118
Net income allocated to non-controlling interests	(1,925)	(1,945)
Comprehensive income attributable to common shareholders	$42,806	$39,173
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended March 31, 2026

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, December 31, 2025	$1,157	$5,948,938	$(969,240)	$(620,497)	$2,165	$75,730	$4,438,253
Net income			42,449			1,925	44,374
Other comprehensive income					357		357
Net share awards		(487)		13,283			12,796
Employee share purchase plan		60					60
Common shares repurchased				(278,838)			(278,838)
Cash distributions declared to equity holders ($1.06 per common share)			(110,461)			(1,690)	(112,151)
Equity, March 31, 2026	$1,157	$5,948,511	$(1,037,252)	$(886,052)	$2,522	$75,965	$4,104,851

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$44,374	$40,767
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	150,000	149,252
Gain on sale of operating property, including land	(68,100)	—
Investment losses	4,855	—
Share-based compensation	4,053	4,058
Net change in operating accounts and other	12,923	(45,861)
Net cash from operating activities	$148,105	$148,216
Cash flows from investing activities
Development and capital improvements	$(94,023)	$(78,397)
Acquisition of operating properties	—	(196,355)
Net proceeds from sale of operating property and land	76,694	—
Other	(2,703)	(1,193)
Net cash from investing activities	$(20,032)	$(275,945)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$351,000	$546,000
Repayments on unsecured revolving credit facility	(351,000)	(724,000)
Proceeds from (repayments of) commercial paper program, net	(231,784)	425,780
Repayment of notes payable	(11,950)	—
Proceeds from notes payable	595,716	—
Distributions to common shareholders and non-controlling interests	(114,948)	(113,537)
Repurchase of common shares	(262,829)	—
Payment of deferred financing costs	(10,217)	(1,092)
Other	991	158
Net cash from financing activities	$(35,021)	$133,309
Net increase in cash, cash equivalents, and restricted cash	93,052	5,580
Cash, cash equivalents, and restricted cash, beginning of period	37,242	32,209
Cash, cash equivalents, and restricted cash, end of period	$130,294	$37,789
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$40,684	$26,182
Restricted cash	89,610	11,607
Total cash, cash equivalents, and restricted cash, end of period	$130,294	$37,789
Supplemental information
Cash paid for interest, net of interest capitalized	$25,709	$25,415
Net cash paid/ (refunds) received for income taxes	270	(375)
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$112,156	$115,983
Value of shares issued under benefit plans, net of cancellations	23,242	25,997
Accrual associated with construction and capital expenditures	19,049	24,310
Share repurchases included in accounts payable and accrued expenses	26,165	—
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust ("CPT"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," or "multifamily properties" in the following discussion. As of March 31, 2026, we owned interests in, operated, or were developing 174 multifamily properties comprised of 59,416 apartment homes across the United States. Of the 174 properties, three properties were under construction as of March 31, 2026, and will consist of a total of 1,162 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights, and participating rights. As of March 31, 2026, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of March 31, 2026, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
Interim Financial Reporting. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While we believe the disclosures presented are adequate for interim reporting, these interim unaudited financial statements should be read in conjunction with the audited financial statements and notes included in our 2025 Annual Report on Form 10-K.
Acquisitions of Real Estate. Our acquisitions of real estate assets are generally accounted for as asset acquisitions. Upon acquisition, we determine the fair value of tangible and intangible assets, which includes land, buildings (as if-vacant), furniture and fixtures, the value of in-place leases, including above and below-market leases, and assumed liabilities. In estimating these values, we apply methods similar to those used by independent appraisers of income-producing property. Estimates of fair value of acquired debt, if any, are based upon interest rates available for the issuance of debt with similar terms and remaining maturities. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. The value of in-place leases and above or below-market leases is amortized on a straight-line basis over the estimated average remaining life of leases in place at the time of acquisition; the net carrying value of in-place leases are included in other assets, net and the net carrying value of above or below-market leases are included in other liabilities, net in our condensed consolidated balance sheets.
During the three months ended March 31, 2026 and 2025, we recognized amortization expense related to in-place leases of approximately $1.3 million and $1.9 million, respectively. Net above and below-market leases were not material during the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026, the weighted average amortization period for in-place leases and net above-market leases was approximately eight months and nine months, respectively. During the three months ended March 31, 2025, the weighted average amortization period for both in-place leases and net below-market leases was approximately fourteen months.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. No impairment charges were recognized for the three months ended March 31, 2026 or 2025.
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
We believe the carrying value of our operating real estate assets, properties under development and land is currently recoverable. However, if market conditions deteriorate or if changes in our development strategy significantly affect any key assumptions used in our fair value estimates, we may need to take material charges in future periods for impairments related to existing assets. Any such material non-cash charges could have an adverse effect on our condensed consolidated financial position and results of operations.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $3.8 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively. Capitalized real estate taxes were approximately $0.6 million for each of the three months ended March 31, 2026 and 2025.
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
Non-Recurring Fair Value Measurements. Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets primarily include long-lived assets which are recorded at fair value when they are acquired, or if the long-lived assets are impaired using the fair value methodologies used to measure long-lived assets described above at "Asset Impairment." The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy, unless a quoted price for a similar long-lived asset in an active market exists, at which time they are included in Level 2 of the fair value hierarchy. In addition, technology investments are assessed quarterly for impairment and measured at fair value if there is a permanent decline in estimated market conditions using Level 3 inputs, as further described below at "Investments".
Financial Instrument Fair Value Disclosures. As of March 31, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

Income Recognition. The majority of our revenues are derived from real estate lease contracts and presented as property revenues, and include rental revenue as well as revenue under contractual terms for other services provided to our customers. As a lessor, we have also elected practical expedients to: i) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and ii) exclude from lease revenues certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, Accounting Standards Codification ("ASC") 606, Revenues from Contracts with Customers. Details of our material revenue streams are discussed below:
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
As of March 31, 2026, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2026	$711.0
2027	128.9
2028	3.0
2029	2.6
2030	1.9
Thereafter	1.8
Total	$849.2
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms in our leases.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments recorded at cost of approximately $15.9 million and $20.0 million as of March 31, 2026 and December 31, 2025, respectively. These investments are included in other assets, net in our condensed consolidated balance sheets. During the three months ended March 31, 2026, we recorded a $4.9 million impairment charge related to the permanent decline in estimated market conditions of certain technology investments, which is included in other non-operating expenses on our condensed consolidated statements of income and comprehensive income. No impairment charges were recognized during the same period in 2025.
Restricted Cash. Restricted cash consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves; cash required to be segregated for the repayment of residents' security deposits; escrowed amounts related to our development and acquisition activities; and amounts designated by the Company for planned Section 1031 exchange transactions. At March 31, 2026, approximately $76.4 million of restricted cash was held by a qualified intermediary in connection with Section 1031 exchange activity.
Reclassification of Prior Period. Certain prior period amounts have been reclassified in our condensed consolidated statement of income and comprehensive income to conform to the current period presentation. The Company reclassified certain legal-related costs from general and administrative expenses to other non-operating expenses. In addition, certain prior period amounts in the condensed consolidated statements of cash flow have been reclassified to conform to the current year presentation. These reclassifications had no impact on the condensed financial statements.
Recent Accounting Pronouncements: In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 ("ASU 2024-03"), Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items presented on the face of the income statement. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion, and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis and we expect to adopt ASU 2024-03 for the year ended December 31, 2027. The adoption of ASU 2024-03 will result in additional disclosures and we do not expect it to have a material impact on our consolidated financial statements.
3. Per Share Data
Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and unvested share awards as well as units convertible into common shares. Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. Our unvested restricted share-based awards are considered participating securities and are reflected in the calculation of basic and diluted earnings per share using the two-class method. The impact of performance share awards, if any, and other units convertible into common shares is included in diluted earnings per share using the treasury stock method, and the impact of common shares under a forward sale agreement, if any, is included using the if-converted method until settlement.
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.8 million for each of the three months ended March 31, 2026 and 2025. These securities, which include share awards granted and units convertible into common shares are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Earnings per common share calculation – basic
Net income attributable to common shareholders	$42,449	$38,822
Amount allocated to participating securities	(101)	(91)
Net income attributable to common shareholders – basic	$42,348	$38,731

Total earnings per common share – basic	$0.40	$0.36

Weighted average number of common shares outstanding – basic	104,826	108,530

Earnings per common share calculation – diluted
Net income attributable to common shareholders – diluted	$42,348	$38,731

Total earnings per common share – diluted	$0.40	$0.36

Weighted average number of common shares outstanding – basic	104,826	108,530
Incremental shares issuable from assumed conversion of share awards granted	73	67
Weighted average number of common shares outstanding – diluted	104,899	108,597
4. Common Shares
In January 2026, we repurchased 1,096,807 common shares at an average price of $110.03 per share for approximately $120.7 million under our then-existing share repurchase plan, which authorized up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. In February 2026, our Board of Trust Managers authorized a new share repurchase plan of up to $600.0 million, replacing the $500.0 million share repurchase plan authorized in October 2022, which had approximately $58.6 million remaining upon termination. During February and March 2026, we repurchased an additional 1,536,223 common shares at an average price of $102.91 per share, and a total cost of approximately $158.1 million under the share repurchase plan authorized in February 2026. In April 2026, we repurchased 1,429,136 common shares at an average price of $100.78 per share for approximately $144.1 million. As of the date of this filing, $297.8 million remained available for repurchases under our share repurchase plan.

We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At March 31, 2026, we had approximately 101.9 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In April 2026, we created an at-the-market ("ATM") share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2026 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the proceeds from any sale of our common shares under the 2026 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility or commercial paper program, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
The 2026 ATM program also permits the use of forward sale agreements which allows us to lock in a share price on the sale of common shares at the time the agreement is executed, but defer receiving the proceeds from the sale of the applicable shares until a later date. If we enter into a forward sale agreement, we expect the applicable forward purchasers will borrow from third parties and, through the applicable sales agent acting in its role as forward seller, sell a number of common shares equal to the number of shares underlying the applicable agreement. Under this scenario, we would not initially receive any proceeds from any sale of borrowed shares by the forward seller. We expect to physically settle each forward sale agreement with the relevant forward purchaser on or prior to the maturity date of a particular forward sale agreement by issuing our common shares in return for the receipt of aggregate net cash proceeds at settlement equal to the number of common shares underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, at our sole discretion, we may also elect to cash settle or net share settle a particular forward sale agreement, in which case we may not receive any proceeds from the issuance of common shares, and we will instead receive or pay cash (in the case of cash settlement) or receive or deliver common shares (in the case of net share settlement). As of the date of this filing, we have not sold any shares or entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under the 2026 ATM program. In connection with the creation of the 2026 ATM program, we terminated the ATM program created in May 2023 under which we could, but had no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2023 ATM program"). We did not sell any shares under the 2023 ATM program.
5. Acquisitions and Dispositions
Acquisition of Operating Properties. We did not acquire any operating properties during the three months ended March 31, 2026. During the three months ended March 31, 2025, we acquired two operating properties, consisting of a 352- apartment home community in Leander, Texas in January 2025 and a 435-apartment home community in Nashville, Tennessee in February 2025 for approximately $199.0 million.
In April 2026, we acquired two operating properties, consisting of a 269-apartment home community in the Atlanta, Georgia metropolitan area and a 288-apartment home community in Orlando, Florida for approximately $171.3 million.
Sale of Operating Properties. During the three months ended March 31, 2026 we sold one operating property in Irving, Texas for approximately $77.0 million and recognized a gain of approximately $67.9 million. Our restricted cash balance as of March 31, 2026 included approximately $76.4 million in proceeds from the disposition of this operating property, which was held with a qualified intermediary for use in a Section 1031 exchange. These proceeds were applied toward the April 2026 acquisition in Orlando, Florida, as discussed above. We did not sell any operating properties during the three months ended March 31, 2025.

6. Notes Payable
The following is a summary of our indebtedness:

(in millions)	March 31, 2026	December 31, 2025
Commercial banks
4.84% Term Loan, due 2026	$39.9	$39.9
3.85% Commercial Paper Program	358.8	590.0
	$398.7	$629.9

Senior unsecured notes
4.97% Notes, due 2026 (1)	$502.1	$504.0
3.74% Notes, due 2028	399.5	399.4
3.67% Notes, due 2029 (2)	597.6	597.4
2.91% Notes, due 2030	746.9	746.8
5.06% Notes, due 2034	395.8	395.7
5.03% Notes, due 2036	594.1	—
3.41% Notes, due 2049	297.1	297.0
	$3,533.1	$2,940.3

Total unsecured notes payable	$3,931.8	$3,570.2

Secured notes
Master Credit Facilities
3.78% - 4.01% Conventional Mortgage Notes, due 2026 - 2028	$279.6	$291.5
3.87% note, due 2028	39.1	39.1
Total secured notes payable	$318.7	$330.6

Total notes payable (3)	$4,250.5	$3,900.8
(1)    Balances are increased by $2.7 million and $4.9 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of March 31, 2026 and December 31, 2025, respectively. See Note 7. "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2)     The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3) Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $17.3 million and $10.1 million as of March 31, 2026 and December 31, 2025, respectively.

In February 2026, we issued $600.0 million aggregate principal amount of 4.90% senior unsecured notes due February 28, 2036 (the "2036 Notes") under our then existing shelf registration statement. The 2036 Notes were offered to the public at 99.94% of their face amount with a stated rate of 4.90% and a yield to maturity of 4.91%. After deducting underwriting discounts and other offering expenses, the net proceeds from the sale of the 2036 Notes was approximately $594.0 million. Interest on the 2036 Notes is payable semi-annually on February 28 and August 28, beginning August 28, 2026. We may redeem the 2036 Notes, in whole or in part, at anytime at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2036 Notes on or after three months prior to their maturity date, the redemption price will equal 100% of the principal amount of the 2036 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2036 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness.
In March 2026 we amended and restated our existing credit facility (the "Credit Agreement"), to among other things, remove a $300.0 million unsecured term loan facility with a delayed draw feature and extend the maturity date of our $1.2 billion unsecured revolving credit facility from August 2026 to March 2030, which may be extended at our option for two consecutive six-month periods. The Credit Agreement also continues to provide that, upon satisfaction of certain conditions, we may expand the facility up to three times by up to an additional $500.0 million in the aggregate. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2026 and through the date of this filing.
In March 2026, we also repaid the principal amount of one of our conventional mortgage secured notes payable, which matured on April 1, 2026, for a total of $12.0 million, plus accrued interest.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At March 31, 2026, we had no outstanding letters of credit issued under our unsecured revolving credit facility and had approximately $1.2 billion available under our unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(a) of the Securities Act of 1933, as amended. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equal in priority to all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. The commercial paper issued as of March 31, 2026 and December 31, 2025 had original maturities of less than 30 days. The weighted average interest rate on our commercial paper was approximately 3.85% and 3.84% as of March 31, 2026 and December 31, 2025, respectively.
We had outstanding floating rate debt of approximately $900.8 million and $1.1 billion at March 31, 2026 and December 31, 2025, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of an interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 4.5% and 4.4% as of March 31, 2026 and December 31, 2025, respectively.
Our indebtedness had a weighted average maturity of approximately 5.4 years at March 31, 2026. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at March 31, 2026:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2026	$910.7	4.5%
2027	172.0	3.9
2028	529.4	3.8
2029	597.7	3.8
2030	748.5	2.9
Thereafter	1,292.2	4.7
Total	$4,250.5	4.1%
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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at March 31, 2026 and 2025.
During each of the three months ended March 31, 2026 and 2025, approximately $0.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair value of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At March 31, 2026 and December 31, 2025, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. Refer to Note 6. "Notes Payable" for further discussion of the $500.0 million notes due in 2026.
Refer to Note 11. "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.
8. Share-Based Compensation
Incentive Compensation. We currently maintain the 2018 Share Incentive Plan (the "2018 Share Plan"), which was approved by the Company's shareholders. The shares available for awards under the 2018 Share Plan are subject to certain other limits under the plan, generally available for any type of award authorized under the 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, performance awards, stock bonuses, and other stock-based awards. Persons eligible to receive awards under the 2018 Share Plan include subsidiaries' officers and employees, Trust Managers, and certain of our subsidiaries' consultants and advisors. A total of 9.7 million shares ("Share Limit") was authorized for grant under the 2018 Share Plan. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and stock appreciation rights, granted, and (2) 1.0 to 1.0 for every stock option or stock appreciation right granted. As of March 31, 2026, there were approximately 2.5 million common shares available for grant under the 2018 Share Plan, which would result in approximately 0.7 million shares which could be granted pursuant to full value awards conversion ratios as defined under the 2018 Share Plan.
Total share-based compensation cost charged against income was approximately $4.8 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively. Total capitalized share-based compensation costs were approximately $0.6 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
A summary with respect to restricted share awards under our share incentive plans for the three months ended March 31, 2026 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2025	236,669	$110.16
Granted	214,855	108.84
Vested	(197,326)	109.38
Forfeited	(1,290)	110.62
Total nonvested share awards outstanding at March 31, 2026	252,908	$109.63
Restricted Share Awards and Vesting. Share awards for employees generally vest over three years and are valued at the market value of the shares on the grant date. In the event the holder of the share awards attains at least age 65, and with respect to an employee, also attains at least ten or more years of service ("Retirement Eligibility") before the term in which the awards are scheduled to vest, the value of the share awards to such individual is amortized from the date of grant to the individual's Retirement Eligibility date. All new share awards granted to individuals after they reach Retirement Eligibility vest on the date of grant.
The weighted average fair value of share awards granted during the three months ended March 31, 2026 and 2025 was $108.84 per share and $118.90 per share, respectively. The total fair value of shares vested was approximately $21.6 million and $22.8 million during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the unamortized value of previously issued unvested share awards was approximately $25.8 million which is expected to be amortized over the next three years.

Performance Share Awards. In February 2026, the Company also awarded 50,927 performance share units ("PSUs") under the 2018 Share Plan to certain executive officers, all of which remain outstanding as of March 31, 2026. The PSUs vest at the end of a three‑year performance period, subject to the executive’s continued employment with the Company through the final day of the performance period (which requirement is deemed satisfied upon a qualifying event, retirement, or disability. If the executive's service ends before the vesting date due to death, the PSUs will vest as if the performance period ended on such date). Payouts may range from 0% to 200% of the target number of PSUs, based on the achievement of pre‑established market and operating performance metrics, and are settled in common shares following the completion of the performance period. We treat PSUs as equity awards, and therefore, the amount of stock-based compensation we record over the performance period is based on the respective fair values of the PSUs on the grant date.
Approximately 25,463 of the PSUs are subject to market conditions based on the Company’s total shareholder return ("TSR") relative to (i) the Equity Apartment Index and (ii) the Equity REIT Index over the three‑year performance period. The Company uses a Monte Carlo valuation model to estimate the grant-date fair value for these market-based awards and will recognize compensation cost over the service period regardless of whether the TSR performance measures are met. Under this model, the simulated prices for the two indices described above are weighted to determine the grant‑date fair value per unit, which for the February 2026 awards was $120.42.
The remaining 25,464 PSUs are subject to operating performance conditions based on the Company’s Net Debt to Annualized Adjusted EBITDAre (Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate) ratio and Core Funds from Operations ("Core FFO") per share over the same three‑year performance period. The fair value of the Net Debt to Annualized Adjusted EBITDAre and Core FFO per share portion of the PSUs was determined based on the closing market price of the Company's common shares on the date of grant, which was $108.84 for the February 2026 awards, and compensation cost will be recognized and adjusted at each reporting period date based on the probable outcome of the applicable performance conditions.
The PSUs include dividend equivalent rights ("DERs"), pursuant to which holders receive additional PSUs for cash dividends declared on the Company’s common shares during the performance period. DERs accrue on both the original PSUs and previously credited DERs and are subject to the same vesting conditions and payout terms as the underlying PSUs.
9. Commitments and Contingencies
Construction Contracts. As of March 31, 2026, we estimated the total additional cost to complete the three properties currently under construction to be approximately $176.6 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
Litigation. We have been named as a defendant in several cases alleging antitrust violations by RealPage, Inc. ("RealPage"), a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. The complaints allege collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation has consolidated 43 cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee, in a case captioned In re: RealPage, Inc., Rental Software Antitrust Litigation (No. II) (the "Class Action Litigation").
On April 7, 2026, we entered into a binding term sheet for settlement with the named plaintiffs in the Class Action Litigation. We and the plaintiffs agreed to negotiate and execute a long-form settlement agreement on or before May 7, 2026, which will be subject to preliminary and final approval by the court. Under the term sheet, we agreed to pay an aggregate of $53.0 million to settle all claims which have been asserted, or could have been asserted, against us in the Class Action Litigation, inclusive of class member recoveries, plaintiffs’ attorneys’ fees, and the costs of administering the settlement. The pending settlement payment will be payable in two equal installments of $26.5 million, with the first installment payable within 45 days of execution of a long-form settlement agreement and the second installment payable within four months of execution of a long-form settlement agreement. The pending settlement also includes certain prospective commitments regarding our business practices, including provisions relating to the disclosure and use of non‑public data and our use of revenue management software, which we believe will not require material changes to our operations. The execution of the term sheet and any subsequent settlement agreement do not constitute an admission of fault or liability, and we do not admit wrongdoing. While we believe resolving this matter will allow us to avoid the significant costs and distraction of protracted litigation and reduce legal uncertainty, there can be no assurance a definitive settlement agreement will be finalized or approved by the court. If the settlement is not approved, we intend to continue to vigorously defend ourselves in the Class Action Litigation.
In addition to the Class Action Litigation disclosed above, on November 1, 2023, we, along with 13 other owners and/or operators of multifamily housing and RealPage, were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of the District of Columbia. On February 28, 2024, we, along with 11 other owners and/or operators of multifamily housing and RealPage, were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of Arizona. On January 7, 2025, we along with six other owners and/or operators of multifamily housing, were named in a civil lawsuit brought by the U.S. Department of Justice and ten states against RealPage with similar allegations. Additionally, we have been informed by other state regulators they are investigating this matter. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are still in the fact and expert discovery phases, it is not possible for us to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.
As of March 31, 2026 we recorded aggregate loss contingencies of $58.8 million related to the pending settlement described above and other unresolved related legal matters, including estimated costs to defend. These amounts are recorded in accounts payable and accrued expenses on our condensed consolidated balance sheets, and the related expense is included in other nonoperating expenses on our condensed consolidated statements of income and comprehensive income. The ultimate resolution of these matters may differ from the amounts accrued, and any such differences will be recognized in the period in which they become known.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At March 31, 2026, we had approximately $1.8 million of earnest money deposits for potential acquisitions of land which are included in other assets in our condensed consolidated balance sheet, of which approximately $0.5 million was non-refundable.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments during the three months ended March 31, 2026. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.1 million and $1.0 million for the three months ended March 31, 2026 and 2025.
The following is a summary of our future minimum payments of our current leases as of March 31, 2026:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2026	$0.9
2027	1.6
2028	3.5
2029	3.3
2030	3.1
Thereafter	20.6
Discount for time value	(8.4)
Lease liability as of March 31, 2026	$24.6

Employment Agreements. Effective March 24, 2026, the Company entered into new employment agreements with three of our senior executives in connection with their promotions, including our newly appointed Chief Executive Officer (formerly our President and Chief Financial Officer), President and Chief Operating Officer (formerly our Chief Operating Officer), and Executive Vice President-Chief Financial Officer and Treasurer (formerly our Senior Vice President - Finance and Treasurer). Each agreement provides for a term extending through August 20, 2027, with an annual automatic one-year renewal period, unless earlier terminated. These agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of specific goals. The agreements also provides for severance payments if certain situations occur including termination without cause, or termination due to a change of control. In the event of termination without cause, the severance payment equals two times the greater of the executive’s current year gross income earned or the average gross income earned over the three most recent fiscal years. However, if the termination without cause occurs within 60 days prior to, upon, or at any time following a change in control of the Company, the severance payment will equal 2.99 times the greater of the executive's current year gross income earned or the average gross income earned over the three most recent fiscal years. In the case of termination due to death or disability, the severance payment will equal previously earned compensation and the incentive bonus. Additionally, our former Chief Executive Officer and Chairman of the Board of Trust Managers became the Executive Chairman of the Board of Trust Managers and entered into a letter agreement effective March 24, 2026 relating to the change of positions.
10. Income Taxes
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
Income taxes for the three months ended March 31, 2026 and 2025 were comprised mainly of state income and franchise taxes, and federal taxes related to our taxable REIT corporate subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT corporate subsidiaries.

11. Fair Value Measurements
The following disclosures present information about our fair value measurements using the inputs and fair value hierarchy discussed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2026				December 31, 2025
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$148.9	$—	$—	$148.9	$150.6	$—	$—	$150.6
Derivative financial instruments (fair value hedges)	—	2.7	—	2.7	—	4.9	—	4.9
(1)Approximately $4.9 million and $10.9 million of participant cash was withdrawn from our deferred compensation plan investments during the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.
Non-Recurring Fair Value Disclosures. During the three months ended March 31, 2026, we recognized a $4.9 million impairment charge related to certain technology investments, as further disclosed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,349.7	$3,168.1	$2,766.9	$2,629.6
Floating rate notes payable (1)	900.8	903.9	1,133.9	1,140.9
(1) Includes the senior unsecured notes payable and a term loan due in 2026, and the commercial paper notes at March 31, 2026 and December 31, 2025.
12. Reportable Segment
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
The Chief Operating Decision Makers ("CODMs") include the Company's Chief Executive Officer and its President and Chief Operating Officer. The CODMs primarily assess performance of the Company based upon net operating income ("NOI"). The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. NOI is measured as total property revenues less total property expenses as reported on the condensed consolidated statements of income and comprehensive income. NOI excludes non-property revenues, other expenses, transactional gains and losses, and income taxes. We consider NOI to be an appropriate measure of operating performance because it reflects the ongoing profitability and performance of our communities without an allocation of corporate level management expense or general and administrative costs. The CODMs utilize NOI to evaluate year-over-year growth of our communities from prior periods, as well as to monitor budget to actual results in assessing performance, allocating resources, and establishing compensation.
The following table details NOI and significant expenses for the three months ended March 31:

	Three Months Ended March 31,
(in thousands)	2026	2025
Property revenues	$388,773	$390,565
Property expenses:
Real estate taxes	(49,890)	(49,722)
Salaries and benefits for on-site employees	(26,345)	(25,784)
Utilities	(27,626)	(27,778)
Repairs and maintenance	(16,750)	(16,713)
Other property and maintenance expenses (a)	(19,458)	(19,423)
Net operating income	$248,704	$251,145
Non-property income	1,237	3,695
Other segment expenses (b)	(85,370)	(30,472)
Interest expense	(37,359)	(33,790)
Depreciation and amortization	(150,000)	(149,252)
Gain on sale of operating property, including land	68,100	—
Income tax expense	(938)	(559)
Net income	$44,374	$40,767
(a) Other non-significant property segment expenses, include the following other property and maintenance expenses: property insurance, marketing and leasing, property general and administrative, and other property expenses.
(b) Other expenses include property management, fee and asset management, general and administrative, (benefit)/expense on deferred compensation plans, and other non-operating expenses.

13. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Change in assets:
Other assets, net	$8,875	$179
Change in liabilities:
Accounts payable and accrued expenses	19,985	(16,003)
Accrued real estate taxes	(32,564)	(32,618)
Other liabilities	15,113	1,697
Other	1,514	884
Change in operating accounts and other	$12,923	$(45,861)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this report, as well as Part I, Item 1A, "Risk Factors" within our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and trends which might appear in the condensed consolidated financial statements should not be interpreted as being indicative of future operations.
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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of March 31, 2026, we owned interests in, operated, or were developing 174 multifamily properties comprised of 59,416 apartment homes across the United States. In addition, we own other land holdings which we may develop into multifamily apartment communities in the future.
Business Environment and Current Outlook
Our results for the three months ended March 31, 2026 reflect an increase in same store revenues of approximately 0.2% compared to the same period in 2025, driven primarily by higher other income. We believe resident retention remains strong, supported by favorable demographics trends and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate are manageable and moderating levels of supply should be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $42.4 million and $38.8 million for the three months ended March 31, 2026 and 2025, respectively. The $3.6 million increase during the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to a gain on sale of an operating property, including land, of $68.1 million, partially offset by higher other non-operating expenses of approximately $59.1 million primarily due to the settlement of a class action matter and an impairment charge related to certain technology investments. See further discussion of our 2026 operations as compared to 2025 in "Results of Operations," below.
Construction and Development Activity
At March 31, 2026, we had a total of three properties under construction comprising 1,162 apartment homes. As of March 31, 2026, we estimated the total additional cost to complete the construction of these three properties was approximately $176.6 million.
Litigation Update
On April 7, 2026, we entered into a binding term sheet to settle the RealPage class action litigation matter related to the use of a revenue management software. We and the plaintiffs agreed to negotiate and execute a long-form settlement agreement on or before May 7, 2026, which will be subject to preliminary and final approval by the court. Under the term sheet, we agreed to pay an aggregate of $53.0 million to settle all claims which have been asserted, or could have been asserted, against us in the litigation, inclusive of class member recoveries, plaintiffs’ attorneys’ fees, and the costs of administering the settlement.
Dispositions
During the three months ended March 31, 2026 we sold one operating property in Irving, Texas for approximately $77.0 million and recognized a gain of approximately $67.9 million.
Debt
In February 2026, we issued $600.0 million of 4.90% senior unsecured notes due February 28, 2036.
In March 2026 we amended and restated our existing credit facility to (i) remove a $300 million unsecured term loan facility with a delayed draw feature and (ii) extend the maturity date of the unsecured revolving credit facility from August 2026 to March 2030, which may be extended at the Company’s option for two additional consecutive six-month periods.
In March 2026, we also repaid the principal amount of one of our conventional mortgage secured notes payable, which matured on April 1, 2026, for a total of $12.0 million, plus accrued interest.
Share Repurchases
In January 2026, we repurchased 1,096,807 common shares at an average price of $110.03 per share for approximately $120.7 million under our then-existing share repurchase plan, which authorized up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions.
In February 2026, our Board of Trust Managers authorized a new share repurchase plan of up to $600.0 million. During February and March 2026, we repurchased an additional 1,536,223 common shares at an average price of $102.91 per share, and a total cost of approximately $158.1 million under the share repurchase plan authorized in February 2026. In April 2026, we repurchased 1,429,136 common shares at an average price of $100.78 per share for approximately $144.1 million. As of the date of this filing, $297.8 million remained available for repurchases under our share repurchase plan.

Leadership Changes
On March 27, 2026, the Company announced leadership changes effective March 24, 2026. Richard J. Campo, our former Chief Executive Officer and Chairman of the Board of Trust Managers, became the Executive Chairman of the Board of Trust Managers. Additionally, Alexander J. Jessett became the Chief Executive Officer of the Company, Laurie A. Baker became the President and Chief Operating Officer of the Company, and Benjamin D. Fraker became the Executive Vice President-Chief Financial Officer and Treasurer of the Company.
Subsequent Events
In April 2026, we acquired two operating properties, consisting of a 269-apartment home community in the Atlanta, Georgia metropolitan area and a 288-apartment home community in Orlando, Florida for approximately $171.3 million.
In April 2026, we created an at-the market ("ATM") share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $500.0 million (the "2026 ATM program"). As of the date of this filing, we have $500.0 million available for sale under this program.
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
As of March 31, 2026, we had approximately $1.2 billion available under our unsecured revolving credit facility and currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program; at March 31, 2026, we had $358.8 million outstanding under our commercial paper program. Over the next 12 months, contractual debt maturities include these commercial paper borrowings as well as other debt obligations of $663.8 million. Additionally, as of the filing date we had common shares with an aggregate offering amount of up to $500.0 million remaining available for sale under our 2026 ATM program. We believe we are well-positioned with a strong balance sheet and sufficient liquidity to fund future acquisitions, new development, redevelopment, and other capital requirements including scheduled debt maturities. We will, however, continue to assess and take further actions we believe are prudent to meet our objectives and capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	March 31, 2026		December 31, 2025
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	8,207	23	8,207	23
Washington, D.C. Metro	6,194	17	6,194	17
Dallas/Fort Worth, Texas	5,424	13	5,940	14
Orlando, Florida	4,276	12	4,276	12
Atlanta, Georgia	4,270	14	4,270	14
Phoenix, Arizona	4,094	13	4,094	13
Raleigh, North Carolina	4,041	11	4,041	11
Austin, Texas	4,038	12	4,038	12
Charlotte, North Carolina	3,510	15	3,510	15
Tampa/St. Petersburg, Florida	3,464	9	3,464	9
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California	1,823	5	1,812	5

	March 31, 2026		December 31, 2025
	Number of Homes	Properties	Number of Homes	Properties
San Diego/Inland Empire, California	1,797	6	1,797	6
Nashville, Tennessee	1,193	3	1,193	3
Total Operating Properties	58,254	171	58,759	172
Properties Under Construction
Charlotte, North Carolina	769	2	769	2
Nashville, Tennessee	393	1	393	1
Total Properties Under Construction	1,162	3	1,162	3
Total Properties	59,416	174	59,921	175
Completed Construction in Lease- Up
At March 31, 2026, there was one completed operating property in lease up as follows:

($ in millions) Properties and Locations	Number of Homes	Cost Incurred (1)	% Leased at 4/29/2026	Date of Construction Completion	Estimated Date of Stabilization
Camden Village District
Raleigh, NC	369	$139.4	72%	3Q25	1Q27
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at March 31, 2026 includes approximately $458.0 million related to properties under development and land. Of this amount, approximately $315.4 million related to our projects currently under construction. In addition, we had approximately $142.6 million primarily invested in land held for future development and land holdings, which included approximately $97.7 million related to land held for future development and $44.9 million invested in land which we may develop in the future.
Properties Under Construction. At March 31, 2026, we had three properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden South Charlotte
Charlotte, NC	420	$157.0	$128.0	2Q27	4Q28
Camden Blakeney
Charlotte, NC	349	151.0	103.0	3Q27	3Q28
Camden Nations
Nashville, TN	393	184.0	84.4	3Q28	2Q30
Total	1,162	$492.0	$315.4
Development Pipeline Communities. At March 31, 2026, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Baker
Denver, CO	434	$191.0	$40.9
Camden Gulch
Nashville, TN	498	300.0	56.8
Total	932	$491.0	$97.7
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
Land Holdings. At March 31, 2026, we also had four undeveloped land tracts with a valuation of approximately $44.9 million.

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
Reconciliations of net income to NOI for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$44,374	$40,767
Less: Fee and asset management income	(2,143)	(2,487)
Less: Interest and other income	(253)	(10)
Less: Loss/(income) on deferred compensation plans	1,159	(1,198)
Plus: Property management expense	10,258	9,895
Plus: Fee and asset management expense	661	671
Plus: General and administrative expense	14,705	16,948
Plus: Interest expense	37,359	33,790
Plus: Depreciation and amortization expense	150,000	149,252
Plus: (Benefit)/expense on deferred compensation plans	(1,159)	1,198
Plus: Other non-operating expenses	60,905	1,760
Less: Gain on sale of operating property, including land	(68,100)	—
Plus: Income tax expense	938	559
Net operating income	$248,704	$251,145

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three months ended March 31, 2026 as compared to the same period in 2025:

($ in thousands)	Homes at	Three Months Ended March 31,		Change
	3/31/2026	2026	2025	$	%
Property revenues:
Same store communities	54,105	$360,009	$359,261	$748	0.2%
Non-same store communities	3,780	23,304	15,775	7,529	47.7
Development and lease-up communities	1,531	1,281	35	1,246	*
Dispositions/Other	—	4,179	15,494	(11,315)	(73.0)
Total property revenues	59,416	$388,773	$390,565	$(1,792)	(0.5)%
Property expenses:
Same store communities	54,105	$127,591	$125,188	$2,403	1.9%
Non-same store communities	3,780	9,692	6,780	2,912	42.9
Development and lease-up communities	1,531	575	31	544	*
Dispositions/Other	—	2,211	7,421	(5,210)	(70.2)
Total property expenses	59,416	$140,069	$139,420	$649	0.5%
Property NOI:
Same store communities	54,105	$232,418	$234,073	$(1,655)	(0.7)%
Non-same store communities	3,780	13,612	8,995	4,617	51.3
Development and lease-up communities	1,531	706	4	702	*
Dispositions/Other	—	1,968	8,073	(6,105)	(75.6)
Total property NOI	59,416	$248,704	$251,145	$(2,441)	(1.0)%
* Not a meaningful percentage.
(1)    For 2026, same store communities are communities we wholly-owned and were stabilized since January 1, 2025, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2025, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures which improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is beneficial as it allows both management and investors the ability to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2025, excluding properties held for sale. Dispositions/Other includes those communities disposed of or held for sale which are not classified as discontinued operations, non-multifamily rental properties, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses, including net above or below-market leases, casualty-related expenses net of recoveries, and severance related costs.
Same Store Analysis
Same store property NOI decreased approximately $1.7 million for the three months ended March 31, 2026 as compared to the same period in 2025.
The $1.7 million decrease in same store property NOI for the three months ended March 31, 2026 was primarily due to an increase in same store property expenses of approximately $2.4 million, which exceeded the approximately $0.7 million increase in same store property revenues as compared to the same period in 2025.
The $0.7 million increase in same store property revenues during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase of approximately $1.2 million from our utility and ancillary income programs, partially offset by changes to occupancy of approximately $0.5 million.
The $2.4 million increase in same store property expenses during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to higher real estate taxes of approximately $0.9 million and increased salaries and benefits of approximately $0.8 million. The increase was also due to higher utilities of approximately $0.3 million, increased general and administrative expense of approximately $0.3 million, and higher repair and maintenance expense of approximately $0.1 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.3 million for the three months ended March 31, 2026 as compared to the same period in 2025.

The increase was related to higher NOI from our non-same store communities of approximately $4.6 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to the acquisition of four operating properties and the stabilization of three operating properties during 2025.
The increase was also related to higher NOI from our development and lease-up communities of $0.7 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was due to the timing of lease-up for one operating property which completed construction during the third quarter of 2025.
The following table details the changes, described above, relating to non-same store and development and lease up NOI:

(in millions)	For the three months ended March 31, 2026 as compared to 2025

Property Revenues:
Revenues from acquisitions	$6.6
Revenues from non-same store stabilized properties	0.9
Revenues from development and lease-up properties	1.2
$8.7
Property Expenses:
Expenses from acquisitions	$2.8
Expenses from non-same store stabilized properties	0.1
Expenses from development and lease-up properties	0.5
$3.4
Property NOI:
NOI from acquisitions	$3.8
NOI from non-same store stabilized properties	0.8
NOI from development and lease-up properties	0.7
$5.3
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $6.1 million for the three months ended March 31, 2026, as compared to the same period in 2025 primarily due to higher NOI related to seven dispositions completed in 2025, as compared to one disposition completed during the three months ended March 31, 2026.
Non-Property Income

($ in thousands)	Three Months Ended March 31,		Change
	2026	2025	$	%
Fee and asset management	$2,143	$2,487	$(344)	(13.8)%
Interest and other income	253	10	243	*
(Loss)/income on deferred compensation plans	(1,159)	1,198	(2,357)	*
Total non-property income	$1,237	$3,695	$(2,458)	(66.5)%
* Not a meaningful percentage.
Fee and asset management income from construction and development activities at our third-party construction projects decreased approximately $0.3 million for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in fees was primarily due to lower third-party construction activity as compared to the same period in 2025.
Our deferred compensation plans incurred a loss of approximately $1.2 million during the three months ended March 31, 2026, compared to income of approximately $1.2 million for the same period in 2025. The change was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the (benefit)/expense related to these plans, as discussed below.

Other Expenses

($ in thousands)	Three Months Ended March 31,		Change
	2026	2025	$	%
Property management	$10,258	$9,895	$363	3.7%
Fee and asset management	661	671	(10)	(1.5)
General and administrative	14,705	16,948	(2,243)	(13.2)
Interest	37,359	33,790	3,569	10.6
Depreciation and amortization	150,000	149,252	748	0.5
(Benefit)/expense on deferred compensation plans	(1,159)	1,198	(2,357)	*
Other non-operating expenses	60,905	1,760	59,145	*
Total other expenses	$272,729	$213,514	$59,215	27.7%
* Not a meaningful percentage.
Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.4 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily related to higher salaries, benefits, and incentive compensation costs. Property management expense was approximately 2.6% and 2.5% of total property revenues for the three months ended March 31, 2026 and 2025, respectively.
General and administrative expense decreased approximately $2.2 million during the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was driven primarily by lower legal expenses, due to legal recoveries of approximately $5.0 million received during the three months ended March 31, 2026 related to a construction litigation matter. This decrease was partially offset by increases in salaries, benefits, and incentive compensation costs, as well as higher acquisition pursuit costs. General and administrative expenses were approximately 3.8% and 4.3% of total revenues for the three months ended March 31, 2026 and 2025, respectively.
Interest expense increased approximately $3.6 million for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily due to increases in interest expense relating to the issuance of $600 million of 4.90% senior unsecured notes in February 2026 and having higher average balances on our commercial paper program during the three months ended March 31, 2026. These increases were partially offset by a decrease in interest expense on our unsecured revolving credit facility due to lower average balances outstanding and lower interest rates, as well as lower variable rate interest expense on the $500 million senior unsecured notes, and slightly higher capitalized interest expense compared to the same period in 2025.
Depreciation and amortization expense increased approximately $0.7 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to higher depreciation expense related to the acquisition of operating properties in January, February, May, and December 2025. The increase was partially offset by lower depreciation expense related to the disposition of seven operating properties completed in 2025 and one operating property disposed of in February 2026.
Our deferred compensation plans recognized a benefit of approximately $1.2 million for the three months ended March 31, 2026, as compared to an expense of approximately $1.2 million during the same period in 2025. The change was related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the (loss)/income related to these plans, as discussed in the non-property income section above.
Other non‑operating expenses increased by $59.1 million for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily attributable to higher legal expenses related to a $53.0 million pending legal settlement, as well as increased costs associated with other litigation matters. The Company entered into a binding term sheet for settlement of a class action litigation matter on April 7, 2026, as disclosed in Note 9. "Commitments and Contingencies" to the condensed consolidated financial statements. The increase during the three months ended March 31, 2026 also reflects a $4.9 million impairment charge related to technology investments resulting from the permanent decline in estimated market conditions.

Other

	Three Months Ended March 31,		Change
($ in thousands)	2026	2025	$
Gain on sale of operating property, including land	$68,100	$—	$68,100
Income tax expense	(938)	(559)	(379)
The gain on sale of operating property, including land recognized during the three months ended March 31, 2026, primarily related to a $67.9 million gain from the disposition of one operating property located in Irving, Texas.
Income tax expense increased approximately $0.4 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was driven by higher state and franchise income tax expenses during the three months ended March 31, 2026 primarily due to tax refunds recognized in the same period in 2025 related to tax legislation changes enacted in certain state jurisdictions in 2024.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Funds from operations
Net income attributable to common shareholders	$42,449	$38,822
Real estate depreciation and amortization	146,390	146,168
Gain on sale of operating property	(67,878)	—
Income allocated to non-controlling interests	1,925	1,945
Funds from operations	$122,886	$186,935
Casualty-related expenses	250	130
Legal costs and settlements	51,192	1,872
Expensed transaction, development, and other pursuit costs	1,842	881
Investment losses	4,855	—
Other miscellaneous items	61	—
Core funds from operations	$181,086	$189,818
Less: recurring capitalized expenditures	(16,150)	(16,098)
Core adjusted funds from operations	$164,936	$173,720

Weighted average shares – basic	104,826	108,530
Incremental shares issuable from assumed conversion of:
Share awards granted	73	67
Common units	1,594	1,594
Weighted average shares – diluted	106,493	110,191
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
Our interest expense coverage ratio, net of capitalized interest, was approximately 6.0 and 6.7 for the three months ended March 31, 2026 and 2025, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 90.6% and 90.1% of our properties were unencumbered at March 31, 2026 and 2025, respectively. Our weighted average maturity of debt was approximately 5.4 years at March 31, 2026.
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
Cash Flows
The following is a discussion of our cash flows for the three months ended March 31, 2026 as compared to the same period in 2025.
Net cash from operating activities was approximately $148.1 million during the three months ended March 31, 2026 as compared to approximately $148.2 million for the same period in 2025. The slight decrease was primarily due to the timing of real estate tax payments in 2026 as compared to 2025, partially offset by a higher prepayment of rental income received from our residents, the growth attributable to our non-same store communities, including the acquisition of four operating properties during 2025, and the timing of one operating property which completed construction in 2025. See further discussion of our 2026 operations as compared to 2025 in "Results of Operations."
Net cash used in investing activities during the three months ended March 31, 2026 totaled approximately $20.0 million as compared to $275.9 million during the same period in 2025. Cash outflows during the three months ended March 31, 2026 primarily related to amounts paid for property development and capital improvements of approximately $94.0 million, partially offset by net proceeds primarily from the sale of one operating property of approximately $76.7 million. Cash outflows during the three months ended March 31, 2025 primarily related to the acquisition of two operating properties for approximately $196.4 million, and amounts paid for property development and capital improvements of approximately $78.4 million. The property development and capital improvements during the three months ended March 31, 2026 and 2025, included the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Expenditures for new development	$47.4	$34.5
Capital expenditures	17.9	17.2
Reposition expenditures	21.7	20.0
Direct real estate taxes and capitalized interest and other indirect costs	7.0	6.7
Total	$94.0	$78.4

Net cash used in financing activities totaled approximately $35.0 million for the three months ended March 31, 2026 as compared to cash provided by financing activities of $133.3 million during the same period in 2025. Cash outflows during the three months ended March 31, 2026 primarily related to $262.8 million used for common share repurchases, $231.8 million of net payments on our commercial paper program, $114.9 million used for distributions to common shareholders and non-controlling interest holders, and $12.0 million for the repayment of one of our conventional mortgage secured notes payable. These outflows were partially offset by net proceeds of approximately $595.7 million from the issuance of $600.0 million senior unsecured notes in February 2026. Cash outflows during the three months ended March 31, 2025 primarily related to net proceeds of approximately $425.8 million of borrowings from our commercial paper program. These inflows were partially offset by net payments of $178.0 million of borrowings from our unsecured revolving credit facility, and $113.5 million used for distributions to common shareholders and non-controlling interest holders.

Financial Flexibility
In March 2026 we amended and restated our existing credit facility (the "Credit Agreement"), to among other things, remove a $300 million unsecured term loan facility with a delayed draw feature and extend the maturity date of our $1.2 billion unsecured revolving credit facility from August 2026 to March 2030, which may be extended at our option for two consecutive six-month periods. The Credit Agreement also continues to provide that, upon satisfaction of certain conditions, we may expand the facility up to three times by up to an additional $500.0 million in the aggregate. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of March 31, 2026 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At March 31, 2026, we had no outstanding letters of credit issued under our unsecured revolving credit facility and had approximately $1.2 billion available under our unsecured revolving credit facility.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured Notes under the exemption from registration contained in Section (4)(a) of the Securities Act. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equal in priority to all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. At March 31, 2026, we had $358.8 million outstanding under our commercial paper program.
In May 2023, we created the 2023 ATM share offering program through which we could, but had no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering amount of up to $500.0 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. In April 2026, we terminated the 2023 ATM program and did not sell any shares under this program, and created the 2026 ATM program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $500.0 million. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use proceeds from the sale of our common shares under the 2026 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we have not sold any shares or entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under the 2026 ATM program.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. At March 31, 2026, we had $358.8 million outstanding under our commercial paper program. Over the next 12 months, contractual debt maturities include these commercial paper borrowings as well as other debt obligations of $663.8 million. See Note 6. "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.

As of March 31, 2026, we estimated the additional cost to complete the construction of three properties to be approximately $176.6 million. Of this amount, we expect to incur costs between approximately $93 million and $113 million during the remainder of 2026 and to incur the remaining costs during 2027 and 2028. Additionally, for the remainder of 2026, we expect to incur costs between approximately $68 million and $88 million related to the start of new development activities, approximately $58 million and $62 million of reposition, redevelopment, repurpose, and revenue enhancing expenditures, and between approximately $94 million and $98 million of additional recurring capital expenditures.
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
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In February 2026, our Board of Trust Managers declared a quarterly dividend of $1.06 per common share to our common shareholders of record as of March 31, 2026. The quarterly dividend was subsequently paid on April 17, 2026, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2026, our annualized dividend rate would be $4.24 per share or unit.
Critical Accounting Policies
Our critical accounting policies have not changed from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
No material changes to our exposures to market risk have occurred since our Annual Report on Form 10-K for the year ended December 31, 2025.
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
PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
We incorporate by reference into this Item our litigation disclosures made in Note 9. "Commitments and Contingencies" to our Condensed Consolidated Financial Statements.
Item 1A.     Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
January 1, 2026 - January 31, 2026	1,096,807	$110.03	1,096,807	$—
February 1, 2026 - February 28, 2026	754,901	108.40	754,901	518,170,850
March 1, 2026 - March 31, 2026	781,322	97.62	781,322	441,900,078
Total	2,633,030		2,633,030
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) We had a share repurchase plan approved by our Board of Trust Managers in October 2022, which allowed for the repurchase of up to $500.0 million of our common equity securities. In February 2026, the October 2022 share repurchase plan was terminated and replaced by a new share repurchase plan approved by our Board of Director, which allows for the repurchase of up to $600.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. The repurchase plan does not specify an expiration date. In April 2026, we repurchased 1,429,136 common shares at an average price of $100.78 per share for approximately $144.1 million. As of the date of this filing, $297.8 million remained available for repurchases under our share repurchase plan.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None
Item 6.    Exhibits

(a) Exhibits

3.1	Second Amendment to Sixth Amended and Restated Bylaws of the Camden Property Trust (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 27, 2026 (File No. 1- 12110))

10.1	Form of Camden Property Trust 4.900% Note due 2036 (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on February 17, 2026 (File No. 1- 12110))

10.2	Fifth Amended and Restated Credit Agreement, dated March 17, 2026, among Camden Property Trust, as the Borrower, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, Truist Bank, and U.S. Bank, National Association, as Syndication Agents, BMO Harris Bank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., The Bank of Nova Scotia, M&T Bank, and Deutsche Bank AG New York Branch, as Documentation Agents, and the other lenders party thereto, BofA Securities, Inc., JPMorgan Chase Bank N.A., PNC Capital Markets LLC, Regions Capital Markets, Truist Securities Inc., and U.S. Bank National Association, as Joint Lead Arrangers, BofA Securities, Inc., and JPMorgan Chase Bank N.A., as Joint Bookrunners (incorporated by reference to Exhibit 99.1 to the Company's current Report on Form 8-K filed on March 17, 2026 (File No. 1-12110))

10.3	Letter Agreement dated March 24, 2026 between Camden Property Trust and Richard J. Campo (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 27, 2026 (File No. 1- 12110))

10.4	Employment Agreement, dated March 24, 2026, among Camden Property Trust, Camden Development, Inc. and Alexander J. Jessett (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 27, 2026 (File No. 1- 12110))

10.5	Employment Agreement, dated March 24, 2026, among Camden Property Trust, Camden Development, Inc. and Laurie A. Baker (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 27, 2026 (File No. 1- 12110))

10.6	Employment Agreement, dated March 24, 2026, among Camden Property Trust, Camden Development, Inc. and Benjamin D. Fraker (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on March 27, 2026 (File No. 1- 12110))

10.7	Distribution Agency Agreement, dated April 28, 2026, among Camden Property Trust, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on April 28, 2026 (File No. 1-12110))

10.8	Distribution Agency Agreement, dated April 28, 2026, among Camden Property Trust and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed on April 28, 2026 (File No. 1-12110))

10.9	Distribution Agency Agreement, dated April 28, 2026, among Camden Property Trust and Regions Securities LLC (incorporated by reference to Exhibit 1.3 to the Company's Current Report on Form 8-K filed on April 28, 2026 (File No. 1-12110))

10.10	Distribution Agency Agreement, dated April 28, 2026, among Camden Property Trust, Scotia Capital (USA) Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 1.4 to the Company's Current Report on Form 8-K filed on April 28, 2026 (File No. 1-12110))

10.11	Distribution Agency Agreement, dated April 28, 2026, among Camden Property Trust, Truist Securities, Inc. and Truist Bank (incorporated by reference to Exhibit 1.5 to the Company's Current Report on Form 8-K filed on April 28, 2026 (File No. 1-12110))

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 1, 2026

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 1, 2026

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Michael P. Gallagher	May 1, 2026
Michael P. Gallagher	Date
Senior Vice President – Chief Accounting Officer