Form 10-Q
period 2026-06-30
CAMDEN PROPERTY TRUST
filed 2026-07-31
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 24, 2026, 100,539,350 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	June 30, 2026	December 31, 2025
Assets
Real estate assets, at cost
Land	$1,695,652	$1,787,445
Buildings and improvements	11,271,829	11,792,960
	$12,967,481	$13,580,405
Accumulated depreciation	(5,014,551)	(5,296,061)
Net operating real estate assets	$7,952,930	$8,284,344
Properties under development and land	500,116	419,227
Total real estate assets	$8,453,046	$8,703,571
Accounts receivable – affiliates	8,053	8,884
Other assets, net	314,199	293,292
Cash and cash equivalents	44,717	25,203
Restricted cash	10,717	12,039
Real estate and other assets held for sale	625,348	—
Total assets	$9,456,080	$9,042,989
Liabilities and equity
Liabilities
Notes payable
Unsecured	$4,529,573	$3,570,193
Secured	318,755	330,597
Accounts payable and accrued expenses	248,434	248,087
Accrued real estate taxes	99,264	92,382
Distributions payable	110,389	114,971
Other liabilities	264,968	248,506
Liabilities held for sale	6,382	—
Total liabilities	$5,577,765	$4,604,736
Commitments and contingencies (Note 9)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,779 and 117,737,767 issued at June 30, 2026 and December 31, 2025, respectively; 115,732,578 and 115,711,964 outstanding at June 30, 2026 and December 31, 2025, respectively	1,157	1,157
Additional paid-in capital	5,953,409	5,948,938
Distributions in excess of net income attributable to common shareholders	(1,127,157)	(969,240)
Treasury shares, at cost (15,191,591 and 11,373,251 common shares at June 30, 2026 and December 31, 2025, respectively)	(1,028,058)	(620,497)
Accumulated other comprehensive income	2,773	2,165
Total common equity	$3,802,124	$4,362,523
Non-controlling interests	76,191	75,730
Total equity	$3,878,315	$4,438,253
Total liabilities and equity	$9,456,080	$9,042,989
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Property revenues	$392,944	$396,509	$781,717	$787,074
Property expenses
Property operating and maintenance	91,303	93,031	181,482	182,729
Real estate taxes	49,641	50,641	99,531	100,363
Total property expenses	$140,944	$143,672	$281,013	$283,092
Non-property income
Fee and asset management	$3,131	$2,633	$5,274	$5,120
Interest and other income	129	68	382	78
Income on deferred compensation plans	12,595	8,350	11,436	9,548
Total non-property income	$15,855	$11,051	$17,092	$14,746
Other expenses
Property management	$10,134	$9,699	$20,392	$19,594
Fee and asset management	1,840	641	2,501	1,312
General and administrative	22,348	18,996	37,053	35,944
Interest	41,422	35,375	78,781	69,165
Depreciation and amortization	157,134	152,108	307,134	301,360
Expense on deferred compensation plans	12,595	8,350	11,436	9,548
Other non-operating expenses	400	2,187	61,305	3,947
Total other expenses	$245,873	$227,356	$518,602	$440,870
Gain on sale of operating property, including land	—	47,293	68,100	47,293
Income from continuing operations before income taxes	$21,982	$83,825	$67,294	$125,151
Income tax expense	(1,276)	(1,231)	(2,214)	(1,790)
Net income	$20,706	$82,594	$65,080	$123,361
Net income allocated to non-controlling interests	(1,916)	(1,924)	(3,841)	(3,869)
Net income attributable to common shareholders	$18,790	$80,670	$61,239	$119,492

Earnings per share – basic	$0.18	$0.74	$0.59	$1.10
Earnings per share – diluted	0.18	0.74	0.59	1.10
Weighted average number of common shares outstanding – basic	102,342	108,636	103,577	108,584
Weighted average number of common shares outstanding – diluted	102,363	109,400	103,624	108,636
Condensed Consolidated Statements of Comprehensive Income
Net income	$20,706	$82,594	$65,080	$123,361
Other comprehensive income
Reclassification of net loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	251	351	608	702
Comprehensive income	$20,957	$82,945	$65,688	$124,063
Net income allocated to non-controlling interests	(1,916)	(1,924)	(3,841)	(3,869)
Comprehensive income attributable to common shareholders	$19,041	$81,021	$61,847	$120,194
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the six months ended June 30, 2026

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, December 31, 2025	$1,157	$5,948,938	$(969,240)	$(620,497)	$2,165	$75,730	$4,438,253
Net income			61,239			3,841	65,080
Other comprehensive income					608		608
Net share awards		4,070		14,520			18,590
Employee share purchase plan		552		811			1,363
Common shares repurchased				(422,892)			(422,892)
Cash distributions declared to equity holders ($2.12 per common share)			(219,156)			(3,380)	(222,536)
Other		(151)					(151)
Equity, June 30, 2026	$1,157	$5,953,409	$(1,127,157)	$(1,028,058)	$2,773	$76,191	$3,878,315

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended June 30, 2026

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, March 31, 2026	$1,157	$5,948,511	$(1,037,252)	$(886,052)	$2,522	$75,965	$4,104,851
Net income			18,790			1,916	20,706
Other comprehensive income					251		251
Net share awards		4,557		1,237			5,794
Employee share purchase plan		492		811			1,303
Common shares repurchased				(144,054)			(144,054)
Cash distributions declared to equity holders ($1.06 per common share)			(108,695)			(1,690)	(110,385)
Other		(151)					(151)
Equity, June 30, 2026	$1,157	$5,953,409	$(1,127,157)	$(1,028,058)	$2,773	$76,191	$3,878,315

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$65,080	$123,361
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	307,134	301,360
Gain on sale of operating property, including land	(68,100)	(47,293)
Investment losses	4,855	—
Share-based compensation	8,121	8,245
Net change in operating accounts and other	42,612	(6,794)
Net cash from operating activities	$359,702	$378,879
Cash flows from investing activities
Development and capital improvements, including land	$(239,940)	$(195,217)
Acquisition of operating properties	(446,484)	(334,216)
Net proceeds from sale of operating property and land	76,694	58,775
Other	(9,033)	(2,799)
Net cash from investing activities	$(618,763)	$(473,457)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$864,000	$588,000
Repayments on unsecured revolving credit facility	(507,000)	(766,000)
Proceeds from commercial paper program, net	8,731	514,821
Repayment of notes payable	(11,950)	—
Proceeds from notes payable	595,716	—
Distributions to common shareholders and non-controlling interests	(227,076)	(229,490)
Repurchase of common shares	(433,048)	—
Payment of deferred financing costs	(10,733)	(1,477)
Other	1,899	1,060
Net cash from financing activities	$280,539	$106,914
Net increase in cash, cash equivalents, and restricted cash	21,478	12,336
Cash, cash equivalents, and restricted cash, beginning of period	37,242	32,209
Cash, cash equivalents, and restricted cash, end of period	$58,720	$44,545
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$44,717	$33,091
Restricted cash	10,717	11,454
Restricted cash included in real estate and other assets held for sale	3,286	—
Total cash, cash equivalents, and restricted cash, end of period	$58,720	$44,545
Supplemental information
Cash paid for interest, net of interest capitalized	$67,884	$70,330
Net cash paid for income taxes	3,968	2,531
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$110,389	$116,007
Value of shares issued under benefit plans, net of cancellations	25,133	27,787
Accrual associated with construction and capital expenditures	20,847	26,524
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust (the "Company"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," "operating properties," or "multifamily properties" in the following discussion. As of June 30, 2026, we owned interests in, operated, or were developing 179 multifamily properties comprised of 60,838 apartment homes across the United States. Of the 179 properties, three properties were under construction as of June 30, 2026, and will consist of a total of 1,162 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision making authority, kick-out rights, and participating rights. As of June 30, 2026, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of June 30, 2026, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
We recognized amortization expense related to in-place leases for the three months ended June 30, 2026 and 2025 of approximately $5.3 million and $5.1 million, respectively, and for the six months ended June 30, 2026 and 2025 of approximately $6.6 million and $7.0 million, respectively. Net above and below-market leases were not material for each of the three and six months ended June 30, 2026 and 2025.
During the three and six months ended June 30, 2026, the weighted average amortization period for in-place leases was approximately six months and seven months, respectively, compared to approximately seven months for each of the three and six months ended June 30, 2025.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. No impairment charges were recognized for the three or six months ended June 30, 2026 or 2025.
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
Assets Held for Sale and Discontinued Operations. Once all criteria under GAAP have been satisfied, the Company classifies real estate assets, as well as associated assets and liabilities, as held for sale. Properties classified as held for sale are reported at the lower of their carrying amount or estimated fair value, less cost to sell and are not depreciated or amortized. We report properties classified as held for sale as discontinued operations when the disposition represents a strategic shift which has or will have a major effect on our operations and financial results. As of June 30, 2026, 11 operating properties were classified as held for sale and did not meet the criteria to be classified as discontinued operations. See Note 5. "Acquisitions, Dispositions, and Properties Held for Sale" for further discussions. No operating properties were classified as held for sale as of December 31, 2025.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes which are capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.4 million and $3.5 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $8.2 million and $7.0 million for the six months ended June 30, 2026 and 2025, respectively. Capitalized real estate taxes were approximately $0.5 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $1.1 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.
Expenditures directly related to the development and improvement of real estate assets are capitalized at cost as land and buildings and improvements. Indirect development costs, including salaries and benefits and other related costs directly attributable to the development of properties, are also capitalized. We begin capitalizing development, construction, and carrying costs when the development of the future real estate asset is probable and certain activities necessary to prepare the underlying real estate for its intended use have been initiated. All construction and carrying costs are capitalized and reported in the balance sheet as properties under development until the apartment homes are substantially completed. As apartment homes within development properties are substantially completed, the total capitalized development cost of each apartment home and the associated land are transferred from properties under development to buildings and improvements and land.
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
Although we have determined the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined the credit valuation adjustments are not significant. As a result, we have determined our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Financial Instrument Fair Value Disclosures. As of June 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current credit worthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
Income Recognition. The majority of our revenues are derived from real estate lease contracts and presented as property revenues, and include rental revenue as well as revenue under contractual terms for other services provided to our customers. As a lessor, we have elected practical expedients to: i) not separate the lease and non-lease components by class of underlying assets and account for the combined components as a single component under certain conditions, and ii) exclude from lease revenues certain lessor costs paid directly by the lessee. Our other revenue streams include fee and asset management income in accordance with other revenue guidance, Accounting Standards Codification ("ASC") 606, Revenues from Contracts with Customers. Details of our material revenue streams are discussed below:
Property Revenues. We earn rental revenue from operating lease contracts for the use of dedicated spaces within our only underlying asset class of owned assets. We recognize rental revenues from these lease contracts on a straight-line basis over the applicable lease term, net of amounts related to lease contracts identified as uncollectible. We also earn revenues under contractual terms for other services considered non-lease components within a lease contract, primarily consisting of utility rebillings and other transactional fees. These amounts received under contractual terms for other services are charged to our residents and recognized monthly as earned. Any identified uncollectible amounts related to individual lease contracts are presented as an adjustment to property revenue. Any renewal options of real estate lease contracts are considered a new and separate contract which will be recognized at the time the option is exercised on a straight-line basis over the renewal period.
As of June 30, 2026, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2026	$576.9
2027	337.2
2028	3.0
2029	2.6
2030	1.9
Thereafter	1.8
Total	$923.4
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms in our leases.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments of approximately $18.0 million and $20.0 million as of June 30, 2026 and December 31, 2025, respectively. These investments are included in other assets, net in our condensed consolidated balance sheets. During the six months ended June 30, 2026, we recorded a $4.9 million impairment charge related to the permanent decline in estimated market conditions of certain technology investments, which is included in other non-operating expenses on our condensed consolidated statements of income and comprehensive income. No impairment charges were recognized during the same period in 2025.
Restricted Cash. Restricted cash generally consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves; cash required to be segregated for the repayment of residents' security deposits; escrowed amounts related to our development and acquisition activities; and amounts designated by the Company for planned Section 1031 exchange transactions.

Reclassification of Prior Period. Certain prior period amounts have been reclassified in our condensed consolidated statement of income and comprehensive income to conform to the current period presentation, including certain legal-related costs from general and administrative expenses to other non-operating expenses for the three and six months ended June 30, 2025. In addition, certain prior period amounts in the condensed consolidated statements of cash flow have been reclassified to conform to the current year presentation. These reclassifications had no impact on the condensed financial statements.
Recent Accounting Pronouncements: In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 ("ASU 2024-03"), Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items presented on the face of the income statement. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion, and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis, and we expect to adopt ASU 2024-03 for the year ended December 31, 2027. The adoption of ASU 2024-03 will result in additional disclosures, and we do not expect it to have a material impact on our consolidated financial statements.
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
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.9 million and 1.1 million for the three months ended June 30, 2026 and 2025, respectively, and 1.8 million for each of the six months ended June 30, 2026 and 2025. These securities, which include share awards granted and units convertible into common shares are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Earnings per common share calculation – basic
Net income attributable to common shareholders	$18,790	$80,670	$61,239	$119,492
Amount allocated to participating securities	(41)	(173)	(136)	(266)
Net income attributable to common shareholders – basic	$18,749	$80,497	$61,103	$119,226

Total earnings per common share – basic	$0.18	$0.74	$0.59	$1.10

Weighted average number of common shares outstanding – basic	102,342	108,636	103,577	108,584

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$18,749	$80,497	$61,103	$119,226
Income allocated to common units from continuing operations	—	537	—	—
Net income attributable to common shareholders – diluted	$18,749	$81,034	$61,103	$119,226

Total earnings per common share – diluted	$0.18	$0.74	$0.59	$1.10

Weighted average number of common shares outstanding – basic	102,342	108,636	103,577	108,584
Incremental shares issuable from assumed conversion of awards granted	21	39	47	52
Common units	—	725	—	—
Weighted average number of common shares outstanding – diluted	102,363	109,400	103,624	108,636
4. Common Shares
In January 2026, we repurchased 1,096,807 common shares at an average price of $110.03 per share for approximately $120.7 million under our then-existing share repurchase plan, which authorized up to $500.0 million of common equity securities through open-market purchases, block purchases, and privately negotiated transactions. In February 2026, our Board of Trust Managers authorized a new share repurchase plan of up to $600.0 million of our common shares or equity securities, replacing the $500.0 million share repurchase plan authorized in October 2022, which had approximately $58.6 million remaining upon termination. During February and March 2026, we repurchased an additional 1,536,223 common shares at an average price of $102.91 per share, and a total cost of approximately $158.1 million under the share repurchase plan authorized in February 2026. In the second quarter, we repurchased 1,429,136 common shares at an average price of $100.78 per share for approximately $144.1 million. Through June 30, 2026, we repurchased an aggregate of 2,965,359 common shares under the February 2026 share repurchase plan for approximately $302.1 million. As of the date of this filing, $297.9 million remained available for repurchases under our share repurchase plan.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At June 30, 2026, we had approximately 100.5 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
In April 2026, we renewed our at-the-market ("ATM") share offering program, which was expiring pursuant to its terms in May 2026, and entered into a replacement ATM share offering program through which we can, but have no obligation to, sell common shares for an aggregate offering amount of up to $500.0 million (the "2026 ATM program"), in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the proceeds from any sale of our common shares under the 2026 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility or commercial paper program, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions.
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
5. Acquisitions, Dispositions, and Properties Held for Sale
Acquisitions of Operating Properties. During the six months ended June 30, 2026, we acquired five operating properties for an aggregate purchase price of approximately $449.3 million, including a 288-apartment home community in Orlando, Florida and a 269-apartment home community in Alpharetta, Georgia, both acquired in April; a 196-apartment home community in Franklin, Tennessee, a 349-apartment home community in Roanoke, Texas, and a 320-apartment home community in Gilbert, Arizona, each acquired in June. During the six months ended June 30, 2025, we acquired three operating properties for an aggregate purchase price of approximately $337.7 million, including a 352-apartment home community in Leander, Texas in January, a 435-apartment home community in Nashville, Tennessee in February, and a 360-apartment home community in Clearwater, Florida in May.
In July 2026, we acquired two operating properties for an aggregate purchase price of approximately $196.1 million, including a 296-apartment home community in Tampa, Florida and a 343-apartment home community in Charlotte, North Carolina.
Acquisitions of Land. During the six months ended June 30, 2026, we acquired for future development purposes two parcels of land for an aggregate purchase price of approximately $45.0 million. These acquisitions, both completed in May 2026, consisted of approximately 17.9 acres in Morrisville, North Carolina and 64.4 acres in Tampa, Florida. We did not acquire any land during the six months ended June 30, 2025.
Sale of Operating Properties. During the six months ended June 30, 2026, we sold one operating property in Irving, Texas for approximately $77.0 million in February and recognized a gain of approximately $67.9 million in the six months ended June 30, 2026. During the six months ended June 30, 2025, we sold one operating property in Houston, Texas for approximately $60.0 million in June and recognized a gain of approximately $47.3 million in the three and six months ended June 30, 2025.
Properties Held for Sale. As of June 30, 2026, 11 operating properties, comprised of 3,620 apartment homes, located in Los Angeles/Orange County and San Diego/Inland Empire, California were classified as held for sale. The criteria for classifying the operating properties as held for sale was met during June 2026, and the properties remained in the Company's portfolio as of June 30, 2026. The planned disposition of these properties did not meet the criteria for discontinued operations, because it does not represent a strategic shift which would have a major effect on our financial results. As a result, the assets and liabilities associated with these communities were presented as "Real estate and other assets held for sale" and "Liabilities held for sale," respectively, in the accompanying condensed consolidated balance sheet as of June 30, 2026 and the results of operations continue to be included in income from continuing operations for all periods presented.
At June 30, 2026, these California properties had aggregate net real estate and other assets of approximately $625.3 million, consisting of $463.0 million of buildings and improvements, less accumulated depreciation, $159.0 million of land, and $3.3 million of restricted cash. These properties also had liabilities of approximately $6.4 million, primarily consisting of resident deposits and prepaid rental income. The 11 operating properties were subsequently sold in July 2026 for an aggregate sales price of approximately $1.6 billion.

6. Notes Payable
The following is a summary of our indebtedness:

(in millions)	June 30, 2026	December 31, 2025
Commercial banks
4.83% Term Loan, due 2026	$40.0	$39.9
4.30% Unsecured revolving credit facility	357.0	—
3.83% Commercial Paper Program	600.0	590.0
	$997.0	$629.9

Senior unsecured notes
4.96% Notes, due 2026 (1)	$501.0	$504.0
3.74% Notes, due 2028	399.5	399.4
3.67% Notes, due 2029 (2)	597.8	597.4
2.91% Notes, due 2030	747.1	746.8
5.06% Notes, due 2034	395.9	395.7
5.03% Notes, due 2036	594.2	—
3.41% Notes, due 2049	297.1	297.0
	$3,532.6	$2,940.3

Total unsecured notes payable	$4,529.6	$3,570.2

Secured notes
Master Credit Facilities
3.78% - 4.01% Conventional Mortgage Notes, due 2026 - 2028	$279.6	$291.5
3.87% note, due 2028	39.1	39.1
Total secured notes payable	$318.7	$330.6

Total notes payable (3)	$4,848.3	$3,900.8
(1)    Balances are increased by $1.4 million and $4.9 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of June 30, 2026 and December 31, 2025, respectively. See Note 7. "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2) The 2029 Notes have an effective annual interest rate of approximately 3.84% through June 2026, which includes the effect of a settled forward interest rate swap, and approximately 3.28% thereafter, for an all-in average effective rate of approximately 3.67%.
(3) Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $17.6 million and $10.1 million as of June 30, 2026 and December 31, 2025, respectively.
In February 2026, we issued $600.0 million aggregate principal amount of 4.90% senior unsecured notes due February 28, 2036 (the "2036 Notes") under our then-existing shelf registration statement. The 2036 Notes were offered to the public at 99.94% of their face amount with a stated rate of 4.90% and a yield to maturity of 4.91%. After deducting underwriting discounts and other offering expenses, the net proceeds from the sale of the 2036 Notes was approximately $594.0 million. Interest on the 2036 Notes is payable semi-annually on February 28 and August 28, beginning August 28, 2026. We may redeem the 2036 Notes, in whole or in part, at anytime at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2036 Notes on or after three months prior to their maturity date, the redemption price will equal 100% of the principal amount of the 2036 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2036 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness.
In March 2026 we amended and restated our existing credit facility (the "Credit Agreement"), to among other things, remove a $300.0 million unsecured term loan facility with a delayed draw feature and extend the maturity date of our $1.2 billion unsecured revolving credit facility from August 2026 to March 2030, which may be extended at our option for two consecutive six-month periods. The Credit Agreement also continues to provide that, upon satisfaction of certain conditions, we may expand the facility up to three times by up to an additional $500.0 million in the aggregate. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2026 and through the date of this filing.
In March 2026, we also repaid the principal amount of one of our conventional mortgage secured notes payable, which matured on April 1, 2026, for a total of $12.0 million, plus accrued interest.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At June 30, 2026, we had $357.0 million outstanding on our $1.2 billion unsecured facility and we had outstanding letters of credit totaling approximately $0.3 million, leaving approximately $842.7 million available under our unsecured revolving credit facility. The unsecured revolving credit facility also serves as a liquidity backstop for our commercial paper program, under which $600.0 million was outstanding at June 30, 2026.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes (the "Notes") under the exemption from registration contained in Section (4)(a) of the Securities Act of 1933, as amended. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the commercial paper program at any time not to exceed $600 million. The Notes will have maturities of up to 397 days from the date of issue. The Notes will rank at least equal in priority to all of the Company's other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes are expected to be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. We currently plan to use our unsecured revolving credit facility as a liquidity backstop for borrowings under the commercial paper program. The commercial paper issued as of June 30, 2026 and December 31, 2025 had original maturities of less than 30 days. The weighted average interest rate on our commercial paper was approximately 3.83% and 3.84% as of June 30, 2026 and December 31, 2025, respectively.
We had outstanding floating rate debt of approximately $1.5 billion and $1.1 billion at June 30, 2026 and December 31, 2025, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of an interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 4.3% and 4.4% at June 30, 2026 and December 31, 2025, respectively.
Our indebtedness had a weighted average maturity of approximately 4.9 years at June 30, 2026. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at June 30, 2026:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2026	$1,151.6	4.3%
2027	172.0	3.9
2028	529.4	3.8
2029	597.7	3.8
2030	748.5	2.9
Thereafter	1,649.1	4.6
Total	$4,848.3	4.1%
(1)Includes all available extension options.
(2)Includes amortization of debt discounts, debt issuance costs, and fair market value adjustments.
(3)Includes the effects of the applicable settled derivatives.
On July 8, 2026, we entered into a 364-day unsecured term loan facility ("term loan facility") with an aggregate principal amount of $350.0 million. The interest rate on our term loan facility is based upon, at our option, (a) Daily SOFR or one-, three- or six-month Term SOFR plus, in each case, a spread based on our credit rating or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%, plus a spread based on our credit rating. The term loan facility is subject to the same financial covenants and limitations as those contained in our unsecured revolving credit facility, and we believe we are in compliance with all such covenants and limitations through the date of this filing.

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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at June 30, 2026 and 2025.
During each of the three months ended June 30, 2026 and 2025, approximately $0.3 million was reclassified from AOCI as an increase to interest expense for derivative financial instruments settled in prior periods. Approximately $0.7 million was reclassified from AOCI as an increase to interest expense during each of the six months ended June 30, 2026 and 2025.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair value of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At June 30, 2026 and December 31, 2025, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. Refer to Note 6. "Notes Payable" for further discussion of the $500.0 million notes due in 2026.
Refer to Note 11. "Fair Value Measurements" for the outstanding derivative instruments and the corresponding fair value classifications.
8. Share-Based Compensation
Incentive Compensation. Our Board of Trust Managers adopted in February 2026, and our shareholders approved on May 8, 2026, the Camden Property Trust Amended and Restated 2018 Share Incentive Plan (the “Amended 2018 Share Plan”), which amends and restates our 2018 Share Incentive Plan (the “2018 Plan”). Under the Amended 2018 Share Plan, we may issue up to a total of approximately 15.5 million common shares (the "Share Limit"). The Share Limit is comprised of 8.2 million of shares authorized for grant under the 2018 Plan, plus approximately 7.3 million new common shares. The shares available for awards under the Amended 2018 Share Plan are subject to certain other limits under the plan, generally available for any type of award authorized under the Amended 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, performance awards, stock bonuses, and other stock-based awards. Persons eligible to receive awards under the Amended 2018 Share Plan include subsidiaries' officers and employees, Trust Managers, and certain of our subsidiaries' consultants and advisors. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and stock appreciation rights, granted, and (2) 1.0 to 1.0 for every stock option or stock appreciation right granted. As of June 30, 2026, there were approximately 9.7 million common shares available for grant under the Amended 2018 Share Plan, which would result in approximately 2.8 million shares which could be granted pursuant to full value awards conversion ratios as defined under the Amended 2018 Share Plan.
Total share-based compensation cost charged against income was approximately $4.8 million and $4.5 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $9.7 million and $8.7 million for the six months ended June 30, 2026 and 2025, respectively. Total capitalized share-based compensation costs were approximately $0.6 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $1.3 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.
Restricted Share Awards and Vesting. Share awards for employees generally vest over three years and are valued at the market value of the shares on the grant date. In the event the holder of the share awards attains at least age 65, and with respect to an employee, also attains at least ten or more years of service ("Retirement Eligibility") before the term in which the awards are scheduled to vest, the value of the share awards to such individual is amortized from the date of grant to the individual's Retirement Eligibility date. All new share awards granted to individuals after they reach Retirement Eligibility vest on the date of grant. A summary with respect to restricted share awards under our share incentive plans for the six months ended June 30, 2026 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2025	236,669	$110.16
Granted	233,754	108.43
Vested	(219,533)	108.96
Forfeited	(1,925)	110.71
Total nonvested share awards outstanding at June 30, 2026	248,965	$109.58
The weighted average fair value of share awards granted during the six months ended June 30, 2026 and 2025 was $108.43 per share and $118.84 per share, respectively. The total fair value of shares vested was approximately $23.9 million and $24.6 million during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the unamortized value of previously issued unvested share awards was approximately $22.4 million which is expected to be amortized over the next three years.
Performance Share Awards. In February 2026, the Company awarded 50,927 performance share units ("PSUs") under the 2018 Share Plan (which are now issuable under the Amended 2018 Plan) to certain executive officers, all of which remain outstanding as of June 30, 2026. The PSUs vest at the end of a three‑year performance period, subject to the executive’s continued employment with the Company through the final day of the performance period (which requirement is deemed satisfied upon a qualifying event, retirement, or disability. If the executive's service ends before the vesting date due to death, the PSUs will vest as if the performance period ended on such date). Payouts may range from 0% to 200% of the target number of PSUs, based on the achievement of pre‑established market and operating performance metrics, and are settled in common shares following the completion of the performance period. We treat PSUs as equity awards, and therefore, the amount of stock-based compensation we record over the performance period is based on the respective fair values of the PSUs on the grant date.
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
9. Commitments and Contingencies
Construction Contracts. As of June 30, 2026, we estimated the total additional cost to complete the three properties currently under construction to be approximately $140.1 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
Litigation. We were named as a defendant in several cases alleging antitrust violations by RealPage, Inc. ("RealPage"), a seller of revenue management software and owners and/or operators of multifamily housing, including us, which utilize this software. The complaints alleged collusion among the defendants to fix rents in violation of Section 1 of the Sherman Act. The U.S. Judicial Panel on Multidistrict Litigation consolidated 43 cases, including those filed against us, into a single action in the United States District Court for the Middle District of Tennessee, in a case captioned In re: RealPage, Inc., Rental Software Antitrust Litigation (No. II) (the "Class Action Litigation").

On April 7, 2026, we entered into a binding term sheet for settlement with the named plaintiffs in the Class Action Litigation. Subsequently, the parties executed a definitive settlement agreement, which received the required preliminary court approvals during the three months ending June 30, 2026. Pursuant to the settlement agreement, we agreed to pay an aggregate of $53.0 million to settle all claims which have been asserted, or could have been asserted, against us in the Class Action Litigation, inclusive of class member recoveries, plaintiffs’ attorneys’ fees, and settlement administration costs. The settlement payment was payable in two equal installments of $26.5 million, the first of which was timely paid during the three months ending June 30, 2026 and the second of which is due during the third quarter of 2026. The settlement also includes certain prospective commitments regarding our business practices, including provisions relating to the disclosure and use of non‑public data. The execution of the term sheet and settlement agreement did not and does not constitute an admission of fault or liability, and we do not admit fault or liability.
In addition to the Class Action Litigation disclosed above, on November 1, 2023, we, along with 13 other owners and/or operators of multifamily housing and RealPage, were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of the District of Columbia. On February 28, 2024, we, along with 11 other owners and/or operators of multifamily housing and RealPage, were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of Arizona. On January 7, 2025, we along with six other owners and/or operators of multifamily housing, were named in a civil lawsuit brought by the U.S. Department of Justice and ten states against RealPage with similar allegations. On June 5, 2026, the Maryland Attorney General amended a pending lawsuit centering around the use of said revenue management software to add additional defendants, including Camden. Additionally, we have been informed by other state regulators they are investigating this matter. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are still in the fact and expert discovery phases, it is not possible for us to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.
During the three months ended March 31, 2026, we recorded aggregate loss contingencies of $58.8 million related to the pending settlement described above and other unresolved related legal matters, including estimated costs to defend. As of June 30, 2026, the remaining accrued loss contingency was $31.2 million, primarily reflecting the $26.5 million installment payment related to the Class Action Litigation made during the three months ended June 30, 2026, as discussed above. These amounts are recorded in accounts payable and accrued expenses on our condensed consolidated balance sheets, and the related expense is included in other non-operating expenses on our condensed consolidated statements of income and comprehensive income. The ultimate resolution of these matters may differ from the amounts accrued, and any such differences will be recognized in the period in which they become known.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At June 30, 2026, we had approximately $2.0 million of earnest money deposits included in other assets in our condensed consolidated balance sheet, consisting of a $0.5 million refundable deposit for a potential land acquisition and a $1.5 million non-refundable deposit related to the acquisition of the 296-apartment home community in Tampa, Florida, which closed in July 2026.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments during the six months ended June 30, 2026. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $1.1 million and $0.9 million for the three months ended June 30, 2026 and 2025 and approximately $2.2 million and $1.9 million for the six months ended June 30, 2026 and 2025.
The following is a summary of our future minimum payments of our current leases as of June 30, 2026:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2026	$0.7
2027	1.8
2028	3.6
2029	3.4
2030	3.2
Thereafter	20.7
Discount for time value	(8.7)
Lease liability as of June 30, 2026	$24.7
Employment Agreements. Effective March 24, 2026, the Company entered into employment agreements with three of our senior executives in connection with their promotions, including our newly appointed Chief Executive Officer (formerly our President and Chief Financial Officer), President and Chief Operating Officer (formerly our Chief Operating Officer), and Executive Vice President-Chief Financial Officer and Treasurer (formerly our Senior Vice President - Finance and Treasurer). Each agreement provides for a term extending through August 20, 2027, with an annual automatic one-year renewal period, unless earlier terminated. These agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of various goals as determined by the Company. The agreements also provide for severance payments if certain situations occur including termination without cause, or termination due to a change of control. In the event of termination without cause, the severance payment equals two times the greater of the executive’s current year gross income earned or the average gross income earned over the three most recent fiscal years, and equity awards which vest solely on continued service shall fully vest. However, if the termination without cause occurs within 60 days prior to, upon, or at any time following a change in control of the Company, such severance payment will instead be equal 2.99 times the greater of the executive's current year gross income earned or the average gross income earned over the three most recent fiscal years. In the case of termination due to death or disability, the severance payment will equal previously earned compensation and the incentive bonus. Additionally, our former Chief Executive Officer and Chairman of the Board of Trust Managers became the Executive Chairman of the Board of Trust Managers and entered into a letter agreement effective March 24, 2026 relating to the change of position.
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
Income taxes for the three and six months ended June 30, 2026 and 2025 were comprised mainly of state income and franchise taxes, and federal taxes related to our taxable REIT corporate subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT corporate subsidiaries.
11. Fair Value Measurements
The following disclosures present information about our fair value measurements using the inputs and fair value hierarchy discussed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."

Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.
Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2026				December 31, 2025
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$160.7	$—	$—	$160.7	$150.6	$—	$—	$150.6
Derivative financial instruments (fair value hedges)	—	1.4	—	1.4	—	4.9	—	4.9
(1)Approximately $7.7 million and $10.9 million of participant cash was withdrawn from our deferred compensation plan investments during the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.
Non-Recurring Fair Value Disclosures. During the six months ended June 30, 2026, we recognized a $4.9 million impairment charge related to certain technology investments, as further disclosed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,350.3	$3,178.0	$2,766.9	$2,629.6
Floating rate notes payable (1)	1,498.0	1,496.9	1,133.9	1,140.9
(1) Includes the senior unsecured notes payable and a term loan due in 2026, and the commercial paper notes outstanding at June 30, 2026 and December 31, 2025. Also includes borrowings outstanding under our unsecured credit facility at June 30, 2026.
12. Reportable Segment
Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on size or type and each community has similar long-term economic characteristics and provides similar products and services to our residents. Additionally, all of our operations are within the continental United States, and no multifamily apartment community comprises more than 1.5% of consolidated revenues. As a result, our operating properties are aggregated into a single reportable segment.
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
The following table details NOI and significant expenses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Property revenues	$392,944	$396,509	$781,717	$787,074
Property expenses:
Real estate taxes	(49,641)	(50,641)	(99,531)	(100,363)
Salaries and benefits for on-site employees	(27,923)	(27,415)	(54,268)	(53,199)
Utilities	(28,000)	(27,761)	(55,626)	(55,539)
Repairs and maintenance	(19,320)	(19,432)	(36,070)	(36,145)
Other property and maintenance expenses (a)	(16,060)	(18,423)	(35,518)	(37,846)
Net operating income	$252,000	$252,837	$500,704	$503,982
Non-property income	15,855	11,051	17,092	14,746
Other segment expenses (b)	(47,317)	(39,873)	(132,687)	(70,345)
Interest expense	(41,422)	(35,375)	(78,781)	(69,165)
Depreciation and amortization	(157,134)	(152,108)	(307,134)	(301,360)
Gain on sale of operating property, including land	—	47,293	68,100	47,293
Income tax expense	(1,276)	(1,231)	(2,214)	(1,790)
Net income	$20,706	$82,594	$65,080	$123,361
(a) Other non-significant property segment expenses include the following other property and maintenance expenses: property insurance, marketing and leasing, property general and administrative, and other property expenses.
(b) Other expenses include property management, fee and asset management, general and administrative, expense on deferred compensation plans, and other non-operating expenses.

13. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Change in assets:
Other assets, net	$18,700	$(15,379)
Change in liabilities:
Accounts payable and accrued expenses	3,562	(9,954)
Accrued real estate taxes	5,067	12,962
Other liabilities	12,040	3,023
Other	3,243	2,554
Change in operating accounts and other	$42,612	$(6,794)

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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of June 30, 2026, we owned interests in, operated, or were developing 179 multifamily properties comprised of 60,838 apartment homes across the United States. Of the 179 properties, three properties were under construction as of June 30, 2026, and will consist of a total of 1,162 apartment homes when completed. We also own land holdings which we may develop into multifamily communities in the future.
Business Environment and Current Outlook
During the three and six months ended June 30, 2026, our results reflect relatively stable same store revenues as compared to the same periods in 2025. The stability was in part due to consistent occupancy, which we believe was primarily attributable to strong resident retention, supported by favorable demographic trends and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate are manageable and moderating levels of supply should likely be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $18.8 million for the three months ended June 30, 2026 as compared to $80.7 million for the same period ended 2025. For the six months ended June 30, 2026, net income attributable to common shareholders was $61.2 million compared to $119.5 million for the same period in 2025. The decrease during the three months ended June 30, 2026 was primarily due to the recognition of a $47.3 million gain on sale of an operating property in June 2025, higher interest expense of $6.0 million associated with our recent debt issuance and other borrowings, and higher depreciation expense of $5.0 million due to nine acquisitions completed in 2025 and 2026. The decrease during the six months ended June 30, 2026 was primarily due to the settlement of a $53.0 million class action matter and a $4.9 million impairment charge related to certain technology investments recognized during the six months ended June 30, 2026. See further discussion of our 2026 operations as compared to 2025 in "Results of Operations," below.
Construction and Development Activity
At June 30, 2026, we had a total of three properties under construction comprised of 1,162 apartment homes. As of June 30, 2026, we estimated the total additional cost to complete the construction of these three properties was approximately $140.1 million.
Litigation Update
On April 7, 2026, we entered into a binding term sheet to settle the RealPage class action litigation matter related to the use of a revenue management software. Subsequently, the parties executed a definitive settlement agreement, which received the required preliminary court approvals during the three months ending June 30, 2026. Pursuant to the settlement agreement, we agreed to pay an aggregate of $53.0 million to settle all claims which have been asserted, or could have been asserted, against us in the litigation, inclusive of class member recoveries, plaintiffs’ attorneys’ fees, and settlement administration costs. The settlement payment was payable in two equal installments of $26.5 million, the first of which was timely paid during the three months ending June 30, 2026 and the second of which is due during the third quarter of 2026.
Debt
In February 2026, we issued $600.0 million of 4.90% senior unsecured notes due February 28, 2036.
In March 2026, we amended and restated our existing credit facility to (i) remove a $300 million unsecured term loan facility with a delayed draw feature and (ii) extend the maturity date of the unsecured revolving credit facility from August 2026 to March 2030, which may be extended at the Company’s option for two additional consecutive six-month periods.
In March 2026, we also repaid the principal amount of one of our conventional mortgage secured notes payable, which matured on April 1, 2026, for a total of $12.0 million, plus accrued interest.

On July 8, 2026, we entered into a 364-day unsecured term loan facility ("term loan facility") with an aggregate principal amount of $350.0 million. The interest rate on our term loan facility is based upon, at our option, (a) Daily SOFR or one-, three- or six-month Term SOFR plus, in each case, a spread based on our credit rating or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%, plus a spread based on our credit rating.
Acquisitions
During the six months ended June 30, 2026, we acquired five operating properties for an aggregate purchase price of approximately $449.3 million, including a 288-apartment home community in Orlando, Florida and a 269-apartment home community in Alpharetta, Georgia, both acquired in April; a 196-apartment home community in Franklin, Tennessee, a 349-apartment home community in Roanoke, Texas, and a 320-apartment home community in Gilbert, Arizona, each acquired in June.
In July 2026, we acquired two operating properties for an aggregate purchase price of approximately $196.1 million, including a 296-apartment home community in Tampa, Florida and a 343-apartment home community in Charlotte, North Carolina.
During the six months ended June 30, 2026, we acquired for future development purposes two parcels of land for an aggregate purchase price of approximately $45.0 million. These acquisitions, both completed in May 2026, consisted of approximately 17.9 acres in Morrisville, North Carolina and 64.4 acres in Tampa, Florida.
Dispositions
During the six months ended June 30, 2026 we sold one operating property in Irving, Texas for approximately $77.0 million in February and recognized a gain of approximately $67.9 million.
Properties Held for Sale
As of June 30, 2026, 11 operating properties, comprised of 3,620 apartment homes, located in Los Angeles/Orange County and San Diego/Inland Empire, California were classified as held for sale and did not meet the criteria to qualify as a discontinued operation as the disposition did not represent a strategic shift which has or will have a major effect on our operations or financial results. As such, the results of operations for these properties continue to be included in income from continuing operations for all periods presented. At June 30, 2026, these California properties had aggregate net real estate and other assets of approximately $625.3 million, consisting of $463.0 million of buildings and improvements, less accumulated depreciation, $159.0 million of land, and $3.3 million of restricted cash. These properties also had liabilities of approximately $6.4 million, primarily consisting of resident deposits and prepaid rental income. The 11 operating properties were subsequently sold in July 2026 for an aggregate sales price of approximately $1.6 billion.
Share Repurchases
In January 2026, we repurchased 1,096,807 common shares at an average price of $110.03 per share for approximately $120.7 million under our then-existing share repurchase plan, which authorized up to $500.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions.
In February 2026, our Board of Trust Managers authorized a new share repurchase plan of up to $600.0 million of our common shares or equity securities. During February and March 2026, we repurchased an additional 1,536,223 common shares at an average price of $102.91 per share, and a total cost of approximately $158.1 million under the share repurchase plan authorized in February 2026. In the second quarter, we repurchased 1,429,136 common shares at an average price of $100.78 per share for approximately $144.1 million. Through June 30, 2026, we repurchased an aggregate of 2,965,359 common shares under the February 2026 share repurchase plan for approximately $302.1 million. As of the date of this filing, $297.9 million remained available for repurchases under our share repurchase plan.
In April 2026, we renewed our at-the-market ("ATM") share offering program, which was expiring pursuant to its terms in May 2026, and entered into a replacement ATM share offering program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $500.0 million (the "2026 ATM program"). As of the date of this filing, we have $500.0 million available for sale under this program.
Leadership Changes
Effective March 24, 2026, Richard J. Campo, our former Chief Executive Officer and Chairman of the Board of Trust Managers, became the Executive Chairman of the Board of Trust Managers. Additionally, Alexander J. Jessett became the Chief Executive Officer of the Company, Laurie A. Baker became the President and Chief Operating Officer of the Company, and Benjamin D. Fraker became the Executive Vice President-Chief Financial Officer and Treasurer of the Company.

Effective July 2, 2026, Kevin J. Necas, Jr. was appointed Senior Vice President - Chief Accounting Officer and designated as the Company's principal accounting officer following the retirement of Michael P. Gallagher.
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
We believe we remain well positioned from a liquidity and capital resources perspective. As of June 30, 2026, we had approximately $842.7 million available under our unsecured revolving credit facility, which also serves as a liquidity backstop for our commercial paper program. At quarter-end, outstanding borrowings under the commercial paper program totaled $600.0 million, and other contractual debt maturities due within the next 12 months totaled approximately $695.3 million. In addition, as of the filing date, up to $500.0 million of common shares remained available for issuance under our 2026 ATM program. Subsequent to quarter-end, we also completed the disposition of 11 California properties, which generated additional liquidity and enhanced our financial flexibility. We believe our strong balance sheet, available liquidity, and access to capital provide sufficient resources to fund future acquisitions, development and redevelopment activities, scheduled debt maturities, and other capital requirements.
Property Portfolio
Our multifamily property portfolio is summarized as follows:

	June 30, 2026		December 31, 2025
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	8,207	23	8,207	23
Washington, D.C. Metro	6,194	17	6,194	17
Dallas/Fort Worth, Texas	5,773	14	5,940	14
Orlando, Florida	4,564	13	4,276	12
Atlanta, Georgia	4,539	15	4,270	14
Phoenix, Arizona	4,414	14	4,094	13
Raleigh, North Carolina	4,041	11	4,041	11
Austin, Texas	4,038	12	4,038	12
Charlotte, North Carolina	3,510	15	3,510	15
Tampa/St. Petersburg, Florida	3,464	9	3,464	9
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Los Angeles/Orange County, California (1)	1,823	5	1,812	5
San Diego/Inland Empire, California (1)	1,797	6	1,797	6
Nashville, Tennessee	1,389	4	1,193	3
Total Operating Properties	59,676	176	58,759	172
Properties Under Construction
Charlotte, North Carolina	769	2	769	2
Nashville, Tennessee	393	1	393	1
Total Properties Under Construction	1,162	3	1,162	3
Total Properties	60,838	179	59,921	175
(1) As of June 30, 2026, these properties were classified as held for sale and were subsequently sold in July 2026.

Completed Construction in Lease- Up
At June 30, 2026, there was one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Homes	Cost Incurred (1)	% Leased at 7/29/2026	Date of Construction Completion	Estimated Date of Stabilization
Camden Village District
Raleigh, NC	369	$139.4	88%	3Q25	1Q27
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at June 30, 2026 includes approximately $500.1 million related to properties under development and land. Of this amount, approximately $301.2 million related to our projects currently under construction. In addition, we had approximately $198.9 million primarily invested in land held for future development and land holdings, which included approximately $154.0 million related to land held for future development and $44.9 million invested in land which we may develop in the future.
Properties Under Construction. At June 30, 2026, we had three properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden South Charlotte (1)
Charlotte, NC	420	$157.0	$136.5	$85.8	2Q27	4Q28
Camden Blakeney
Charlotte, NC	349	151.0	118.3	118.3	3Q27	3Q28
Camden Nations
Nashville, TN	393	184.0	97.1	97.1	3Q28	2Q30
Total	1,162	$492.0	$351.9	$301.2
(1) Property in lease-up was 13% leased at July 29, 2026.
Development Pipeline Communities. At June 30, 2026, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden RTP
Morrisville, NC	398	$126.0	$20.9
Camden Gulch
Nashville, TN	498	301.0	57.6
Camden Baker
Denver, CO	434	199.0	41.5
Camden Riverview
Tampa, FL	765	242.0	34.0
Total	2,095	$868.0	$154.0
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
Land Holdings. At June 30, 2026, we also had four undeveloped land tracts with a valuation of approximately $44.9 million.
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
Reconciliations of net income to NOI for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$20,706	$82,594	$65,080	$123,361
Less: Fee and asset management income	(3,131)	(2,633)	(5,274)	(5,120)
Less: Interest and other income	(129)	(68)	(382)	(78)
Less: Income on deferred compensation plans	(12,595)	(8,350)	(11,436)	(9,548)
Plus: Property management expense	10,134	9,699	20,392	19,594
Plus: Fee and asset management expense	1,840	641	2,501	1,312
Plus: General and administrative expense	22,348	18,996	37,053	35,944
Plus: Interest expense	41,422	35,375	78,781	69,165
Plus: Depreciation and amortization expense	157,134	152,108	307,134	301,360
Plus: Expense on deferred compensation plans	12,595	8,350	11,436	9,548
Plus: Other non-operating expenses	400	2,187	61,305	3,947
Less: Gain on sale of operating property, including land	—	(47,293)	(68,100)	(47,293)
Plus: Income tax expense	1,276	1,231	2,214	1,790
Net operating income	$252,000	$252,837	$500,704	$503,982

Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and six months ended June 30, 2026 as compared to the same period in 2025:

($ in thousands)	Homes at	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	6/30/2026	2026	2025	$	%	2026	2025	$	%
Property revenues:
Same store communities	50,485	$329,114	$329,307	$(193)	(0.1)%	$655,851	$656,098	$(247)	—%
Non-same store communities	5,202	25,787	18,942	6,845	36.1	49,091	34,717	14,374	41.4
Development and lease-up communities	1,531	1,646	283	1,363	*	2,927	318	2,609	*
Held-for-sale communities	3,620	34,466	33,771	695	2.1	68,692	67,205	1,487	2.2
Dispositions/Other	—	1,931	14,206	(12,275)	(86.4)	5,156	28,736	(23,580)	(82.1)
Total property revenues	60,838	$392,944	$396,509	$(3,565)	(0.9)%	$781,717	$787,074	$(5,357)	(0.7)%
Property expenses:
Same store communities	50,485	$121,687	$118,878	$2,809	2.4%	$238,359	$233,770	$4,589	2.0%
Non-same store communities	5,202	10,078	7,980	2,098	26.3	19,770	14,760	5,010	33.9
Development and lease-up communities	1,531	604	230	374	*	1,179	261	918	*
Held-for-sale communities	3,620	11,897	11,137	760	6.8	23,271	21,926	1,345	6.1
Dispositions/Other	—	(3,322)	5,447	(8,769)	*	(1,566)	12,375	(13,941)	*
Total property expenses	60,838	$140,944	$143,672	$(2,728)	(1.9)%	$281,013	$283,092	$(2,079)	(0.7)%
Property NOI:
Same store communities	50,485	$207,427	$210,429	$(3,002)	(1.4)%	$417,492	$422,328	$(4,836)	(1.1)%
Non-same store communities	5,202	15,709	10,962	4,747	43.3	29,321	19,957	9,364	46.9
Development and lease-up communities	1,531	1,042	53	989	*	1,748	57	1,691	*
Held-for-sale communities	3,620	22,569	22,634	(65)	(0.3)	45,421	45,279	142	0.3
Dispositions/Other	—	5,253	8,759	(3,506)	(40.0)	6,722	16,361	(9,639)	(58.9)
Total property NOI	60,838	$252,000	$252,837	$(837)	(0.3)%	$500,704	$503,982	$(3,278)	(0.7)%
* Not a meaningful percentage.
(1)    For 2026, same store communities are communities we wholly-owned and were stabilized since January 1, 2025, excluding communities under redevelopment and properties held for sale. Non-same store communities are stabilized communities not owned or stabilized since January 1, 2025, including communities under redevelopment and excluding properties held for sale. We define communities under redevelopment as communities with capital expenditures which improve a community's cash flow and competitive position through extensive unit, exterior building, common area, and amenity upgrades. Management believes same store information is beneficial as it allows both management and investors the ability to determine financial results over a particular period for the same set of communities. Development and lease-up communities are non-stabilized communities we have developed since January 1, 2025, excluding properties held for sale. Held-for-sale communities are communities and associated non-multifamily rental properties we wholly-owned and were stabilized since January 1, 2025, which met the held-for-sale criteria, but did not meet the criteria to be classified as discontinued operations. Dispositions/Other includes communities disposed of which are not classified as discontinued operations, non-multifamily rental properties not classified as held for sale, expenses related to land holdings not under active development, and other miscellaneous revenues and expenses, including net above or below-market leases, casualty-related expenses net of recoveries, and severance related costs.
Same Store Analysis
Same store property NOI decreased approximately $3.0 million and $4.8 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025.
The $3.0 million decrease in same store property NOI for the three months ended June 30, 2026 was primarily due to an increase in same store property expenses of approximately $2.8 million. This increase was primarily due to higher salaries and benefits of approximately $0.9 million, increased utilities of approximately $0.7 million, and higher real estate taxes of approximately $0.7 million. The increase was also due to higher marketing and leasing expense of approximately $0.4 million and higher insurance expense of approximately $0.2 million. The increase was partially offset by lower repair and maintenance expense of approximately $0.1 million.
The $4.8 million decrease in same store property NOI for the six months ended June 30, 2026 was primarily due to an increase in same store property expenses of approximately $4.6 million. This increase was primarily due to higher salaries and benefits of approximately $1.6 million, higher real estate taxes of approximately $1.4 million, and increased utilities of approximately $0.9 million. The increase was also due to higher marketing and leasing expense of approximately $0.6 million and increased general and administrative expense of approximately $0.3 million. These increases were partially offset by lower repair and maintenance expense of approximately $0.2 million.
Same store property revenues remained relatively unchanged for both periods, decreasing $0.2 million for each as compared to the same period in 2025, primarily due to lower rental rates, mostly offset by increases from our utility and ancillary income programs, changes to occupancy, and lower uncollectible revenues.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $5.7 million and $11.1 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025.
The increases were related to higher NOI from our non-same store communities of approximately $4.7 million and $9.4 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to the acquisition of four operating properties in 2025 and five operating properties in 2026, as well as the stabilization of three operating properties during 2025.
The increases were also related to higher NOI from our development and lease-up communities of $1.0 million and $1.7 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were due to lease-up for one operating property which completed construction during the third quarter of 2025.
The following table details the changes, described above, relating to non-same store and development and lease-up NOI:

(in millions)	For the three months ended June 30, 2026 as compared to 2025	For the six months ended June 30, 2026 as compared to 2025

Property Revenues:
Revenues from acquisitions	$6.2	$12.8
Revenues from non-same store stabilized properties	0.7	1.7
Revenues from development and lease-up properties	1.4	2.6
Other non-same store	(0.1)	(0.1)
	$8.2	$17.0
Property Expenses:
Expenses from acquisitions	$2.5	$5.3
Expenses from non-same store stabilized properties	(0.1)	—
Expenses from development and lease-up properties	0.4	0.9
Other non-same store	(0.3)	(0.3)
	$2.5	$5.9
Property NOI:
NOI from acquisitions	$3.7	$7.5
NOI from non-same store stabilized properties	0.8	1.7
NOI from development and lease-up properties	1.0	1.7
Other non-same store	0.2	0.2
	$5.7	$11.1
Held-for-Sale Analysis
Held-for-sale property NOI decreased approximately $0.1 million for the three months ended June 30, 2026 and increased $0.1 million for the six months ended June 30, 2026, as compared to the same periods in 2025. During the three months ended June 30, 2026, the $0.1 million decrease was primarily driven by approximately $0.8 million of higher expenses, mostly offset by an increase in revenues of $0.7 million. The increase in expenses was primarily due to higher utilities and repairs and maintenance expenses. The increase in revenues was primarily due to higher rental rates, an increase from our utilities and ancillary income programs, and changes to occupancy. During the six months ended June 30, 2026, the $0.1 million increase was primarily driven by approximately $1.5 million of higher revenues, primarily offset by $1.4 million of increased expenses. The increase in revenues was primarily due to the same factors above, and was primarily offset by higher salaries and benefits, repairs and maintenance, utilities, and other property operating expenses.

Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $3.5 million and $9.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decreases were comprised of lower NOI related to dispositions of approximately $6.9 million and $13.4 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to the seven dispositions completed in 2025 and one disposition completed during the six months ended June 30, 2026. The decreases were partially offset by higher other property NOI of approximately $3.4 million and $3.8 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to higher casualty-related expense recoveries during the three and six months ended June 30, 2026 as compared to the same periods in 2025.
Non-Property Income

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Fee and asset management	$3,131	$2,633	$498	18.9%	$5,274	$5,120	$154	3.0%
Interest and other income	129	68	61	89.7	382	78	304	*
Income on deferred compensation plans	12,595	8,350	4,245	50.8	11,436	9,548	1,888	19.8
Total non-property income	$15,855	$11,051	$4,804	43.5%	$17,092	$14,746	$2,346	15.9%
* Not a meaningful percentage.
Fee and asset management income from construction and development activities at our third-party construction projects increased approximately $0.5 million and $0.2 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases in fees were primarily due to higher third-party construction activity as compared to the same periods in 2025.
Interest and other income increased approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily attributable to higher interest income earned during 2026.
Our deferred compensation plans incurred income of approximately $12.6 million and $11.4 million during the three and six months ended June 30, 2026, respectively, and approximately $8.4 million and $9.5 million for the same periods in 2025, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and was directly offset by the expense related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Property management	$10,134	$9,699	$435	4.5%	$20,392	$19,594	$798	4.1%
Fee and asset management	1,840	641	1,199	*	2,501	1,312	1,189	90.6
General and administrative	22,348	18,996	3,352	17.6	37,053	35,944	1,109	3.1
Interest	41,422	35,375	6,047	17.1	78,781	69,165	9,616	13.9
Depreciation and amortization	157,134	152,108	5,026	3.3	307,134	301,360	5,774	1.9
Expense on deferred compensation plans	12,595	8,350	4,245	50.8	11,436	9,548	1,888	19.8
Other non-operating expenses	400	2,187	(1,787)	(81.7)	61,305	3,947	57,358	*
Total other expenses	$245,873	$227,356	$18,517	8.1%	$518,602	$440,870	$77,732	17.6%
* Not a meaningful percentage.
Property management expense, which represents regional supervision and accounting costs related to property operations, increased approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025. The increases were primarily related to higher salaries, benefits, and incentive compensation costs. Property management expenses were approximately 2.6% and 2.4% of total property revenues for the three months ended June 30, 2026 and 2025, respectively, and were 2.6% and 2.5% of total property revenues for the six months ended June 30, 2026 and 2025, respectively.
Fee and asset management expenses from construction and development activities at our third-party projects increased approximately $1.2 million for each of the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to increased third-party construction activity and higher other miscellaneous operating expenses.

General and administrative expense increased approximately $3.4 million and $1.1 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily driven by higher acquisition pursuit costs, together with higher salaries, benefits, and incentive compensation costs, and higher rental expense. The increase for the six months ended 2026 was partially offset by lower legal expenses resulting from approximately $5.0 million of legal recoveries received during the three months ended March 31, 2026 related to a construction litigation matter. General and administrative expenses were approximately 5.6% and 4.8% of total revenues for the three months ended June 30, 2026 and 2025, respectively, and were 4.7% and 4.5% of total revenues for the six months ended June 30, 2026 and 2025, respectively.
Interest expense increased approximately $6.0 million and $9.6 million for the three and six months ended June 30, 2026, as compared to the same periods in 2025. The increase for the three months ended June 30, 2026 was primarily due to increases in interest expense relating to the issuance of $600 million of 4.90% senior unsecured notes in February 2026 and the unsecured revolving credit facility due to higher average outstanding borrowings. These increases were partially offset by higher capitalized interest due to having higher average balances of assets under construction and lower variable-rate interest expense on the $500 million senior unsecured notes.
The $9.6 million increase in interest expense for the six months ended June 30, 2026, was primarily due to higher interest expense related to the February 2026 issuance of the $600 million senior unsecured notes and having higher average borrowings under the commercial paper program. These increases were partially offset by lower variable-rate interest expense on the $500 million senior unsecured notes, higher capitalized interest due to having higher average balances of assets under construction, and lower interest expense on the unsecured revolving credit facility due to lower interest rates during 2026 as compared to the same period in 2025.
Depreciation and amortization expense increased approximately $5.0 million and $5.8 million for the three and six months ended June 30, 2026 as compared to the same periods in 2025. The increases were primarily due to higher depreciation expense related to the acquisition of four operating properties during 2025 and five operating properties during 2026, as well as higher depreciation expense related to development properties placed in service during 2026. These increases were partially offset by lower depreciation expense resulting from the disposition of seven operating properties in 2025 and one operating property in February 2026.
Our deferred compensation plans recognized an expense of approximately $12.6 million and $11.4 million for the three and six months ended June 30, 2026, respectively, and approximately $8.4 million and $9.5 million during the three and six months ended June 30, 2025, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and were directly offset by the income related to these plans, as discussed in the non-property income section above.
Other non‑operating expenses increased by $57.4 million for the six months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to higher legal expenses associated with a $53.0 million legal settlement recognized during the three months ended March 31, 2026, together with increased costs associated with other litigation matters. On April 7, 2026, the Company entered into a binding term sheet to settle a class action legal matter, and the parties subsequently executed a definitive long-form settlement agreement, which received the required preliminary court approvals during the three months ended June 30, 2026, as disclosed in Note 9. "Commitments and Contingencies" to the condensed consolidated financial statements. The increase during the six months ended June 30, 2026 also reflects a $4.9 million impairment charge related to technology investments resulting from the permanent decline in estimated market conditions.
Other

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
($ in thousands)	2026	2025	$	2026	2025	$
Gain on sale of operating property, including land	$—	$47,293	$(47,293)	$68,100	$47,293	$20,807
Income tax expense	$(1,276)	$(1,231)	$(45)	$(2,214)	$(1,790)	$(424)
The gain on sale of operating property, including land recognized during the six months ended June 30, 2026, was primarily related to a $67.9 million gain from the disposition of one operating property located in Irving, Texas. The $47.3 million gain on sale during the three and six months ended June 30, 2025 was due to the disposition of one operating property located in Houston, Texas in June 2025.
Income tax expense increased approximately $0.4 million for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily driven by higher state and franchise income tax expenses during the six months ended June 30, 2026 primarily due to tax refunds recognized in the same period in 2025 related to tax legislation changes enacted in certain state jurisdictions in 2024.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Funds from operations
Net income attributable to common shareholders	$18,790	$80,670	$61,239	$119,492
Real estate depreciation and amortization	153,451	148,886	299,841	295,054
Gain on sale of operating property	—	(47,293)	(67,878)	(47,293)
Income allocated to non-controlling interests	1,916	1,924	3,841	3,869
Funds from operations	$174,157	$184,187	$297,043	$371,122
Casualty-related expenses, net of (recoveries)	(3,729)	(1,099)	(3,479)	(969)
Legal costs and settlements	412	2,311	51,604	4,183
Expensed transaction, development, and other pursuit costs	4,237	2,082	6,079	2,963
Investment losses	—	—	4,855	—
Other miscellaneous items	1	76	62	76
Core funds from operations	$175,078	$187,557	$356,164	$377,375
Less: recurring capitalized expenditures	(30,142)	(29,968)	(46,292)	(46,066)
Core adjusted funds from operations	$144,936	$157,589	$309,872	$331,309

Weighted average shares – basic	102,342	108,636	103,577	108,584
Incremental shares issuable from assumed conversion of:
Awards granted	21	39	47	52
Common units	1,594	1,594	1,594	1,594
Weighted average shares – diluted	103,957	110,269	105,218	110,230
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
Our interest expense coverage ratio, net of capitalized interest, was approximately 5.3 and 6.4 for the three months ended June 30, 2026 and 2025, respectively, and 5.6 and 6.6 for the months ended June 30, 2026 and 2025, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 90.9% and 90.2% of our properties were unencumbered at June 30, 2026 and 2025, respectively. Our weighted average maturity of debt was approximately 4.9 years at June 30, 2026.
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
Cash Flows
The following is a discussion of our cash flows for the six months ended June 30, 2026 as compared to the same period in 2025.
Net cash from operating activities was approximately $359.7 million during the six months ended June 30, 2026 as compared to approximately $378.9 million for the same period in 2025. The decrease was primarily due to the $26.5 million payment relating to the Class Action Litigation, and the timing of real estate tax payments in 2026 as compared to 2025, partially offset by the timing of property insurance payments. See further discussion of our 2026 operations as compared to 2025 in "Results of Operations."
Net cash used in investing activities during the six months ended June 30, 2026 totaled approximately $618.8 million as compared to $473.5 million during the same period in 2025. Cash outflows during the six months ended June 30, 2026 primarily related to the acquisition of five operating properties for approximately $446.5 million and amounts paid for property development and capital improvements of approximately $239.9 million. These outflows were partially offset by net proceeds primarily due from the sale of one operating property of approximately $76.7 million. Cash outflows during the six months ended June 30, 2025 primarily related to the acquisition of three operating properties for approximately $334.2 million, and amounts paid for property development and capital improvements of approximately $195.2 million. These outflows were partially offset by net proceeds from the sale of one operating property of approximately $58.8 million. The increase in property development and capital improvements for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to the acquisition of two land parcels for approximately $44.4 million. The property development and capital improvements during the six months ended June 30, 2026 and 2025, included the following:

	Six Months Ended June 30,
(in millions)	2026	2025
Expenditures for new development	$132.5	$92.1
Capital expenditures	50.4	48.4
Reposition expenditures	42.5	41.7
Direct real estate taxes and capitalized interest and other indirect costs	14.5	13.0
Total	$239.9	$195.2
Net cash provided by financing activities totaled approximately $280.5 million for the six months ended June 30, 2026 as compared to $106.9 million during the same period in 2025. Cash inflows during the six months ended June 30, 2026 primarily related to net proceeds of approximately $595.7 million from the issuance of $600.0 million senior unsecured notes in February 2026 and net proceeds of $357.0 million from our unsecured revolving credit facilities. These inflows were partially offset by $433.0 million used for common share repurchases and $227.1 million used for distributions to common shareholders and non-controlling interest holders. Cash inflows during the six months ended June 30, 2025 primarily related to net proceeds of approximately $514.8 million of borrowings from our commercial paper program. These inflows were partially offset by $229.5 million used for distributions to common shareholders and non-controlling interest holders and net payments of $178.0 million of borrowings from our unsecured revolving credit facility.

Financial Flexibility
In March 2026 we amended and restated our existing credit facility (the "Credit Agreement"), to among other things, remove a $300 million unsecured term loan facility with a delayed draw feature and extend the maturity date of our $1.2 billion unsecured revolving credit facility from August 2026 to March 2030, which may be extended at our option for two consecutive six-month periods. The Credit Agreement also continues to provide that, upon satisfaction of certain conditions, we may expand the facility up to three times by up to an additional $500.0 million in the aggregate. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of June 30, 2026 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At June 30, 2026, we had $357.0 million outstanding on our $1.2 billion unsecured facility and we had outstanding letters of credit totaling approximately $0.3 million, leaving approximately $842.7 million available under our unsecured revolving credit facility. The unsecured revolving credit facility also serves as a liquidity backstop for our commercial paper program, under which $600.0 million was outstanding at June 30, 2026.
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
On July 8, 2026, we entered into a 364-day unsecured term loan facility ("term loan facility") with an aggregate principal amount of $350.0 million. The interest rate on our term loan facility is based upon, at our option, (a) Daily SOFR or one-, three- or six-month Term SOFR plus, in each case, a spread based on our credit rating or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%, plus a spread based on our credit rating. The term loan facility is subject to the same financial covenants and limitations as those contained in our unsecured revolving credit facility, and we believe we are in compliance with all such covenants and limitations through the date of this filing.
In May 2023, we created the 2023 ATM share offering program through which we could, but had no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering amount of up to $500.0 million, in amounts and at times as we determine, into the existing trading market at current market prices as well as through negotiated transactions. In April 2026, we terminated the 2023 ATM program, which was expiring pursuant to its terms in May 2026, and did not sell any shares under this program, and replaced it with the 2026 ATM program through which we can, but have no obligation to, sell common shares and we may also enter into separate forward sale agreements with forward purchasers for an aggregate offering price of up to $500.0 million. Actual sales from time to time may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use proceeds from any sales of our common shares under the 2026 ATM program for general corporate purposes, which may include reducing future borrowings under our unsecured revolving credit facility or commercial paper program, the repayment of other indebtedness, the redemption or other repurchase of outstanding debt or equity securities, funding for development activities, and financing for acquisitions. As of the date of this filing, we have not sold any shares or entered into any forward sales agreement and have common shares having an aggregate offering amount of up to $500.0 million remaining available for sale under the 2026 ATM program.
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

Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. As of June 30, 2026, we had approximately $842.7 million available under our unsecured revolving credit facility, which also serves as a liquidity backstop for our commercial paper program. At quarter-end, outstanding borrowings under the commercial paper program totaled $600.0 million, and other contractual debt maturities due within the next 12 months totaled approximately $695.3 million. See Note 6. "Notes Payable," in the notes to Condensed Consolidated Financial Statements for a further discussion of our scheduled maturities.
As of June 30, 2026, we estimated the additional cost to complete the construction of three properties to be approximately $140.1 million. Of this amount, we expect to incur costs between approximately $60 million and $70 million during the remainder of 2026 and to incur the remaining costs during 2027 and 2028. Additionally, for the remainder of 2026, we expect to incur costs between approximately $67 million and $87 million related to the start of new development activities, approximately $39 million and $47 million of reposition, redevelopment, repurpose, and revenue enhancing expenditures, and between approximately $70 million and $78 million of additional recurring capital expenditures.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, draws on our unsecured revolving credit facility and through our commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, including the sale of 11 California properties completed subsequent to quarter-end, equity issued from our ATM program, and other unsecured borrowings or secured mortgages. We continue to evaluate our portfolio and plan to continue our practice of selective dispositions and redeploying capital as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our annual taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In June 2026, our Board of Trust Managers declared a quarterly dividend of $1.06 per common share to our common shareholders of record as of June 30, 2026. The quarterly dividend was subsequently paid on July 17, 2026, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2026, our annualized dividend rate would be $4.24 per share or unit.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the three months ended June 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
April 1, 2026 - April 30, 2026	1,429,136	$100.78	1,429,136	$297,875,442
May 1, 2026 - May 31, 2026	—	—	—	297,875,442
June 1, 2026 - June 30, 2026	—	—	—	297,875,442
Total	1,429,136		1,429,136
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) We have a share repurchase plan approved by our Board of Trust Managers in February 2026, which allowed for the repurchase of up to $600.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. The repurchase plan does not specify an expiration date.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None

Item 6.    Exhibits

(a) Exhibits

*10.1	Amended and Restated 2018 Share Incentive Plan of Camden Property Trust

*10.2	Amended and Restated 2018 Employee Share Purchase Plan of Camden Property Trust

*10.3	Settlement Agreement, dated as of May 8, 2026, between Camden Property Trust and the Plaintiffs named therein

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated July 31, 2026

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated July 31, 2026

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Kevin J. Necas, Jr.	July 31, 2026
Kevin J. Necas, Jr.	Date
Senior Vice President – Chief Accounting Officer