Form 10-Q
period 2026-09-30
CAMDEN PROPERTY TRUST
filed 2026-11-06
CIK 906345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

N/A
(Former Address, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value	CPT	New York Stock Exchange
NYSE Texas
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 30, 2026, 100,069,681 common shares of the registrant were outstanding, net of treasury shares and shares held in our deferred compensation arrangements.

CAMDEN PROPERTY TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2026	December 31, 2025
Assets
Real estate assets, at cost
Land	$1,746,214	$1,787,445
Buildings and improvements	11,644,192	11,792,960
	$13,390,406	$13,580,405
Accumulated depreciation	(5,157,790)	(5,296,061)
Net operating real estate assets	$8,232,616	$8,284,344
Properties under development and land	402,848	419,227
Total real estate assets	$8,635,464	$8,703,571
Accounts receivable – affiliates	8,053	8,884
Other assets, net	313,260	293,292
Cash and cash equivalents	168,704	25,203
Restricted cash	438,648	12,039
Total assets	$9,564,129	$9,042,989
Liabilities and equity
Liabilities
Notes payable
Unsecured	$3,921,524	$3,570,193
Secured	306,753	330,597
Accounts payable and accrued expenses	209,089	248,087
Accrued real estate taxes	129,373	92,382
Distributions payable	109,651	114,971
Other liabilities	259,390	248,506
Total liabilities	$4,935,780	$4,604,736
Commitments and contingencies (Note 9)
Equity
Common shares of beneficial interest; $0.01 par value per share; 175,000,000 shares authorized; 117,737,783 and 117,737,767 issued at September 30, 2026 and December 31, 2025, respectively; 115,742,595 and 115,711,964 outstanding at September 30, 2026 and December 31, 2025, respectively	1,157	1,157
Additional paid-in capital	5,957,428	5,948,938
Distributions in excess of net income attributable to common shareholders	(334,938)	(969,240)
Treasury shares, at cost (15,673,762 and 11,373,251 common shares at September 30, 2026 and December 31, 2025, respectively)	(1,078,576)	(620,497)
Accumulated other comprehensive income	2,397	2,165
Total common equity	$4,547,468	$4,362,523
Non-controlling interests	80,881	75,730
Total equity	$4,628,349	$4,438,253
Total liabilities and equity	$9,564,129	$9,042,989
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Property revenues	$381,061	$395,676	$1,162,778	$1,182,750
Property expenses
Property operating and maintenance	93,674	96,646	275,156	279,375
Real estate taxes	47,115	49,050	146,646	149,413
Total property expenses	$140,789	$145,696	$421,802	$428,788
Non-property income
Fee and asset management	$4,377	$2,565	$9,651	$7,685
Interest and other income	3,709	78	4,091	156
Income/(loss) on deferred compensation plans	(2,481)	6,749	8,955	16,297
Total non-property income	$5,605	$9,392	$22,697	$24,138
Other expenses
Property management	$8,544	$8,863	$28,936	$28,457
Fee and asset management	856	965	3,357	2,277
General and administrative	18,193	17,835	55,246	53,779
Interest	41,034	34,995	119,815	104,160
Depreciation and amortization	160,032	159,474	467,166	460,834
Expense/(benefit) on deferred compensation plans	(2,481)	6,749	8,955	16,297
Other non-operating expenses	(1,000)	1,777	60,305	5,724
Total other expenses	$225,178	$230,658	$743,780	$671,528
Impairment associated with land development activities	(86,404)	—	(86,404)	—
Gain on sale of operating properties, including land	973,508	85,645	1,041,608	132,938
Income from continuing operations before income taxes	$907,803	$114,359	$975,097	$239,510
Income tax expense	(1,032)	(780)	(3,246)	(2,570)
Net income	$906,771	$113,579	$971,851	$236,940
Net income allocated to non-controlling interests	(6,380)	(4,645)	(10,221)	(8,514)
Net income attributable to common shareholders	$900,391	$108,934	$961,630	$228,426

Earnings per share – basic	$8.79	$1.00	$9.31	$2.10
Earnings per share – diluted	8.71	1.00	9.26	2.10
Weighted average number of common shares outstanding – basic	102,163	108,524	103,101	108,564
Weighted average number of common shares outstanding – diluted	103,826	108,580	104,749	108,617
Condensed Consolidated Statements of Comprehensive Income
Net income	$906,771	$113,579	$971,851	$236,940
Other comprehensive income/(loss)
Reclassification of (gain)/loss on cash flow hedging activities, prior service cost and net loss on post retirement obligation	(376)	351	232	1,053
Comprehensive income	$906,395	$113,930	$972,083	$237,993
Net income allocated to non-controlling interests	(6,380)	(4,645)	(10,221)	(8,514)
Comprehensive income attributable to common shareholders	$900,015	$109,285	$961,862	$229,479
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the nine months ended September 30, 2026

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, December 31, 2025	$1,157	$5,948,938	$(969,240)	$(620,497)	$2,165	$75,730	$4,438,253
Net income			961,630			10,221	971,851
Other comprehensive income					232		232
Net share awards		8,123		14,011			22,134
Employee share purchase plan		630		811			1,441
Common shares repurchased				(472,901)			(472,901)
Cash distributions declared to equity holders ($3.18 per common share)			(327,328)			(5,070)	(332,398)
Other		(263)					(263)
Equity, September 30, 2026	$1,157	$5,957,428	$(334,938)	$(1,078,576)	$2,397	$80,881	$4,628,349

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
For the three months ended September 30, 2026

	Common Shareholders
(in thousands, except per share amounts)	Common shares of beneficial interest	Additional paid-in capital	Distributions in excess of net income attributable to common shareholders	Treasury shares, at cost	Accumulated other comprehensive income	Non-controlling interests	Total equity
Equity, June 30, 2026	$1,157	$5,953,409	$(1,127,157)	$(1,028,058)	$2,773	$76,191	$3,878,315
Net income			900,391			6,380	906,771
Other comprehensive loss					(376)		(376)
Net share awards		4,053		(509)			3,544
Employee share purchase plan		78					78
Common shares repurchased				(50,009)			(50,009)
Cash distributions declared to equity holders ($1.06 per common share)			(108,172)			(1,690)	(109,862)
Other		(112)					(112)
Equity, September 30, 2026	$1,157	$5,957,428	$(334,938)	$(1,078,576)	$2,397	$80,881	$4,628,349

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$971,851	$236,940
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	467,166	460,834
Impairment associated with land development activities	86,404	—
Gain on sale of operating properties, including land	(1,041,608)	(132,938)
Investment losses	4,855	—
Share-based compensation	11,113	12,716
Net change in operating accounts and other	16,232	52,254
Net cash from operating activities	$516,013	$629,806
Cash flows from investing activities
Development and capital improvements, including land	$(362,050)	$(310,388)
Acquisition of operating properties	(749,605)	(334,216)
Net proceeds from sale of operating properties and land	1,677,314	169,408
Increase in non-real estate assets	(6,174)	(1,474)
Other	(4,006)	(1,895)
Net cash from investing activities	$555,479	$(478,565)
Cash flows from financing activities
Borrowings on unsecured revolving credit facility	$1,119,000	$588,000
Repayments on unsecured revolving credit facility	(1,119,000)	(766,000)
Proceeds from (repayments of) commercial paper program, net	(591,511)	428,273
Repayment of notes payable	(24,000)	—
Proceeds from notes payable	945,716	—
Distributions to common shareholders and non-controlling interests	(337,439)	(345,465)
Repurchase of common shares	(483,057)	(49,999)
Payment of deferred financing costs	(12,432)	(1,981)
Other	1,341	1,031
Net cash from financing activities	$(501,382)	$(146,141)
Net increase in cash, cash equivalents, and restricted cash	570,110	5,100
Cash, cash equivalents, and restricted cash, beginning of period	37,242	32,209
Cash, cash equivalents, and restricted cash, end of period	$607,352	$37,309
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$168,704	$25,931
Restricted cash	438,648	11,378
Total cash, cash equivalents, and restricted cash, end of period	$607,352	$37,309
Supplemental information
Cash paid for interest, net of interest capitalized	$107,932	$95,930
Net cash paid for income taxes	5,349	3,122
Supplemental schedule of noncash investing and financing activities
Distributions declared but not paid	$109,651	$115,518
Value of shares issued under benefit plans, net of cancellations	24,325	27,734
Accrual associated with construction and capital expenditures	16,937	31,872
See Notes to Condensed Consolidated Financial Statements (Unaudited).

CAMDEN PROPERTY TRUST
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Business. Formed on May 25, 1993, Camden Property Trust (the "Company"), a Texas real estate investment trust ("REIT"), and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. Our multifamily apartment communities are referred to as "communities," "multifamily communities," "properties," "operating properties," or "multifamily properties" in the following discussion. As of September 30, 2026, we owned interests in, operated, or were developing 172 multifamily properties comprised of 58,555 apartment homes across the United States. Of the 172 properties, four properties were under construction as of September 30, 2026, and will consist of a total of 1,560 apartment homes when completed. We also own land holdings we may develop into multifamily communities in the future.
2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Principles of Consolidation. Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries (including partnerships and limited liability companies) over which we have control. All intercompany transactions, balances, and profits have been eliminated in consolidation. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities ("VIEs"), which requires the consolidation of VIEs in which we are considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation primarily using a voting interest model. In determining if we have a controlling financial interest, we consider factors such as ownership interests, decision-making authority, kick-out rights, and participating rights. As of September 30, 2026, two of our consolidated operating partnerships were VIEs. We are considered the primary beneficiary of both consolidated operating partnerships and therefore consolidate these operating partnerships. As of September 30, 2026, we held approximately 93% and 95% of the outstanding common limited partnership units and the sole 1% general partnership interest in each of these consolidated operating partnerships.
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
We recognized amortization expense related to in-place leases for the three months ended September 30, 2026 and 2025 of approximately $11.6 million and $6.2 million, respectively, and for the nine months ended September 30, 2026 and 2025 of approximately $18.2 million and $13.2 million, respectively. Net above and below-market leases were not material for each of the three and nine months ended September 30, 2026 and 2025.
During each of the three and nine months ended September 30, 2026, the weighted average amortization period for in-place leases was approximately six months, compared to approximately seven months for each of the three and nine months ended September 30, 2025.
Asset Impairment. Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment may exist if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding a number of factors, including market rents, economic conditions, and occupancies, could significantly affect these estimates. When impairment exists, the long-lived asset is adjusted to its fair value. In estimating fair value, management uses appraisals, comparable sales, management estimates, and discounted cash flow calculations which utilize inputs from a marketplace participant's perspective. See Note 5. "Acquisitions, Dispositions, and Impairments" for discussion of impairment charges recognized during the three and nine months ended September 30, 2026.
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
Assets Held for Sale and Discontinued Operations. Once all criteria under GAAP have been satisfied, the Company classifies real estate assets, as well as associated assets and liabilities, as held for sale. Properties classified as held for sale are reported at the lower of their carrying amount or estimated fair value, less cost to sell and are not depreciated or amortized. We report properties classified as held for sale as discontinued operations when the disposition represents a strategic shift which has or will have a major effect on our operations and financial results. As of June 30, 2026, 11 operating properties in California were classified as held for sale and did not meet the criteria to be classified as discontinued operations. In July 2026, we completed the sale of these operating properties. See Note 5. "Acquisitions, Dispositions, and Impairments" for discussion of the sale of the California operating properties. No operating properties were classified as held for sale as of September 30, 2026 or December 31, 2025.
Cost Capitalization. Real estate assets are carried at cost plus capitalized carrying charges. Carrying charges are primarily interest and real estate taxes capitalized as part of properties under development. Capitalized interest is generally based on the weighted average interest rate of our unsecured debt and was approximately $4.7 million and $3.5 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $12.9 million and $10.6 million for the nine months ended September 30, 2026 and 2025, respectively. Capitalized real estate taxes were approximately $0.5 million for each of the three months ended September 30, 2026 and 2025 and approximately $1.6 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Derivative Financial Instruments. Derivative financial instruments are recorded in the condensed consolidated balance sheets at fair value and presented on a gross basis for financial reporting purposes even when those instruments are subject to master netting arrangements and may otherwise qualify for net presentation. Accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Cash flows from derivatives and the related gains and losses are classified as cash flows from operating activities in the condensed consolidated statements of cash flows.

Cash Flow Hedges. For derivative instruments designated and qualifying as cash flow hedges, gains and losses are recognized in other comprehensive income ("OCI") and recorded in accumulated other comprehensive income ("AOCI") in our condensed consolidated balance sheets. The gain or loss is subsequently reclassified into net earnings when the hedged exposure affects net earnings, in the same line item as the underlying hedged item in our condensed consolidated statements of income and comprehensive income.
Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge. Cash flows from hedging transactions are classified in the same categories as the cash flows from the respective hedged items.
Fair Value Hedges. For derivative instruments designated and qualifying as fair value hedges, changes in the fair value of the derivative instrument and offsetting changes in the fair value of the underlying hedged items attributable to the hedged risk are recorded to interest expense in our condensed consolidated statements of income and comprehensive income.
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
Financial Instrument Fair Value Disclosures. As of September 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and distributions payable represented fair value because of the short-term nature of these instruments. The carrying value of restricted cash approximates its fair value based on the nature of our assessment of the ability to recover these amounts. In calculating the fair value of our notes payable, interest rate, and spread assumptions reflect current creditworthiness and market conditions available for the issuance of notes payable with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.
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
As of September 30, 2026, our average residential lease term was approximately fourteen months with all non-residential commercial leases averaging longer lease terms. We currently anticipate property revenue from existing leases as follows:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2026	$326.7
2027	603.7
2028	5.2
2029	2.6
2030	1.9
Thereafter	1.7
Total	$941.8
Credit Risk. We believe there is no significant concentration of credit risk due to the number of residents, the types and diversity of submarkets in which our properties operate, and the collection terms in our leases.
Investments. We hold equity interests in certain technology funds which are not accounted for using the equity method because we have no influence over these entities and their fair values are not readily determinable. These investments are recorded using the measurement alternative in which our equity interests are recorded at cost, adjusted for impairments and observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting period, we reassess whether these investments continue to qualify for this measurement alternative. We had investments of approximately $19.1 million and $20.0 million as of September 30, 2026 and December 31, 2025, respectively. These investments are included in other assets, net in our condensed consolidated balance sheets. During the nine months ended September 30, 2026, we recorded a $4.9 million impairment charge related to the permanent decline in estimated market conditions of certain technology investments, which is included in other non-operating expenses in our condensed consolidated statements of income and comprehensive income. No impairment charges were recognized during the same period in 2025.
Restricted Cash. Restricted cash generally consists of escrow deposits held by lenders for property taxes, insurance and replacement reserves; cash required to be segregated for the repayment of residents' security deposits; escrowed amounts related to our development and acquisition activities; and amounts designated by the Company for planned Section 1031 exchange transactions. At September 30, 2026, approximately $427.0 million of restricted cash was held by a qualified intermediary in connection with Section 1031 exchange activity.

Reclassification of Prior Period. Certain prior period amounts have been reclassified in our condensed consolidated statement of income and comprehensive income to conform to the current period presentation, including certain legal-related costs from general and administrative expenses to other non-operating expenses for the three and nine months ended September 30, 2025. In addition, certain prior period amounts in the condensed consolidated statements of cash flow have been reclassified to conform to the current year presentation. These reclassifications had no impact on the condensed financial statements.
Recent Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 ("ASU 2024-03"), Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items presented on the face of the income statement. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion, and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis, and we expect to adopt ASU 2024-03 for the year ended December 31, 2027. The adoption of ASU 2024-03 will result in additional disclosures, and we do not expect it to have a material impact on our consolidated financial statements.
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
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 0.2 million for each of the three and nine months ended September 30, 2026, consisting of anti-dilutive share awards granted. For each of the three and nine months ended September 30, 2025, approximately 1.8 million securities were excluded, consisting of anti-dilutive share awards granted and units convertible into common shares. The securities are anti-dilutive and were therefore excluded from the diluted earnings per share calculations. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Earnings per common share calculation – basic
Net income attributable to common shareholders	$900,391	$108,934	$961,630	$228,426
Amount allocated to participating securities	(2,136)	(233)	(2,272)	(489)
Net income attributable to common shareholders – basic	$898,255	$108,701	$959,358	$227,937

Total earnings per common share – basic	$8.79	$1.00	$9.31	$2.10

Weighted average number of common shares outstanding – basic	102,163	108,524	103,101	108,564

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Earnings per common share calculation – diluted
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$898,255	$108,701	$959,358	$227,937
Income allocated to common units from continuing operations	6,380	—	10,221	—
Net income attributable to common shareholders – diluted	$904,635	$108,701	$969,579	$227,937

Total earnings per common share – diluted	$8.71	$1.00	$9.26	$2.10

Weighted average number of common shares outstanding – basic	102,163	108,524	103,101	108,564
Incremental shares issuable from assumed conversion of awards granted	69	56	54	53
Common units	1,594	—	1,594	—
Weighted average number of common shares outstanding – diluted	103,826	108,580	104,749	108,617
4. Common Shares
In January 2026, we repurchased 1,096,807 common shares at an average price of $110.03 per share for approximately $120.7 million under our then-existing share repurchase plan, which authorized up to $500.0 million of common equity securities through open-market purchases, block purchases, and privately negotiated transactions. In February 2026, our Board of Trust Managers authorized a new share repurchase plan of up to $600.0 million of our common shares or equity securities, replacing the $500.0 million share repurchase plan authorized in October 2022, which had approximately $58.6 million remaining upon termination. Under the new plan, we repurchased 1,536,223 common shares during February and March of 2026 for approximately $158.1 million, at an average price of $102.91 per share; 1,429,136 common shares during the second quarter of 2026 for approximately $144.1 million, at an average price of $100.78 per share; and 474,660 common shares during the third quarter of 2026 for approximately $50.0 million, at an average price of $105.34 per share. Through September 30, 2026, we repurchased an aggregate of 3,440,019 common shares under the new plan for approximately $352.1 million, at an average price of $102.36 per share. As of the date of this filing, approximately $247.9 million remained available for repurchase under our share repurchase plan.
We currently have an automatic shelf registration statement which allows us to offer common shares, preferred shares, debt securities, or warrants, and our Amended and Restated Declaration of Trust provides we may issue up to 185 million shares of beneficial interest, consisting of 175 million common shares and 10 million preferred shares. At September 30, 2026, we had approximately 100.1 million common shares outstanding, net of treasury shares and shares held in our deferred compensation arrangements, and no preferred shares outstanding.
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
5. Acquisitions, Dispositions, and Impairments
Acquisitions of Operating Properties. During the nine months ended September 30, 2026, we acquired eight operating properties for an aggregate purchase price of approximately $754.5 million as follows: a 288-apartment home community in Orlando, Florida, and a 269-apartment home community in Alpharetta, Georgia, both of which were acquired in April 2026; a 196-apartment home community in Franklin, Tennessee, a 349-apartment home community in Roanoke, Texas, and a 320-apartment home community in Gilbert, Arizona, each of which were acquired in June 2026; a 296-apartment home community in Tampa, Florida, and a 343-apartment home community in Charlotte, North Carolina, both of which were acquired in July 2026; and a 300-apartment home community in Nashville, Tennessee, which was acquired in August 2026. During the nine months ended September 30, 2025, we acquired three operating properties for an aggregate purchase price of approximately $337.7 million as follows: a 352-apartment home community in Leander, Texas, acquired in January 2025; a 435-apartment home community in Nashville, Tennessee, acquired in February 2025; and a 360-apartment home community in Clearwater, Florida, acquired in May 2025.
Acquisitions of Land. During the nine months ended September 30, 2026, we acquired for future development purposes three parcels of land for an aggregate purchase price of approximately $63.3 million as follows: approximately 17.9 acres in Morrisville, North Carolina, and 64.4 acres in Tampa, Florida, both of which were acquired in May 2026, and approximately 18.6 acres in Tampa, Florida, which was acquired in August 2026. We did not acquire any land during the nine months ended September 30, 2025.
Sale of Operating Properties. During the three months ended September 30, 2026, we sold 11 operating properties, comprised of 3,620 apartment homes in Los Angeles/Orange County and San Diego/Inland Empire, California, for an aggregate of approximately $1.6 billion in July 2026. We recognized a gain of approximately $973.0 million, which is included in gain on sale of operating properties, including land in our condensed consolidated statements of income and comprehensive income. During the third quarter of 2026, approximately $0.9 billion of the proceeds were used to retire balances outstanding under the Company's unsecured revolving credit facility and commercial paper program. As of September 30, 2026, approximately $427.0 million of the proceeds remained in restricted cash held by a qualified intermediary in connection with Section 1031 exchange transactions. In addition, approximately $121.7 million of additional proceeds from the sale were in cash and cash equivalents as of September 30, 2026.
During the nine months ended September 30, 2026, we also sold one operating property in Irving, Texas for approximately $77.0 million in February and recognized a gain of approximately $67.9 million.
During the three and nine months ended September 30, 2025, we completed three dispositions consisting of one dual-phased operating property in Houston, Texas and one operating property in Irving, Texas in July for a total of approximately $113.5 million and recognized a total gain of approximately $85.6 million. Additionally, during the nine months ended September 30, 2025, we completed the disposition of one operating property in Houston, Texas in June for approximately $60.0 million and recognized a gain of approximately $47.3 million.
Dispositions of Land. During the nine months ended September 30, 2026, we disposed of small land parcels in Houston, Texas and Raleigh, North Carolina for total proceeds of approximately $1.1 million and recognized an aggregate gain on sale of approximately $0.8 million.
In October 2026, we sold approximately 2.6 acres of land in Los Angeles, California for approximately $10.7 million.
Impairments. For the three and nine months ended September 30, 2026, we recognized impairment charges of approximately $85.2 million related to land holdings for two projects we have put on hold for the foreseeable future. These charges reflect the difference between the estimated fair value of each parcel and its carrying value. These impairments included the original purchase price and other capitalized development costs. Additionally, during the three and nine months ended September 30, 2026, we recognized an impairment charge of approximately $1.2 million related to one undeveloped land parcel, as the estimated fair value was less than its book value. We did not record any impairment charges during the three and nine months ended September 30, 2025.

6. Notes Payable
The following is a summary of our indebtedness:

(in millions)	September 30, 2026	December 31, 2025
Commercial banks
4.92% Term Loan, due 2027	$349.2	$—
4.91% Term Loan, due 2028	39.9	39.9
3.84% Commercial Paper Program	—	590.0
	$389.1	$629.9

Senior unsecured notes
5.21% Notes, due 2026 (1)	$500.1	$504.0
3.74% Notes, due 2028	399.6	399.4
3.28% Notes, due 2029 (2)	598.0	597.4
2.91% Notes, due 2030	747.3	746.8
5.06% Notes, due 2034	396.0	395.7
5.03% Notes, due 2036	594.3	—
3.41% Notes, due 2049	297.1	297.0
	$3,532.4	$2,940.3

Total unsecured notes payable	$3,921.5	$3,570.2

Secured notes
Master Credit Facilities
3.78% - 3.97% Conventional Mortgage Notes, due 2027 - 2028	$267.6	$291.5
3.87% Note, due 2028	39.2	39.1
Total secured notes payable	$306.8	$330.6

Total notes payable (3)	$4,228.3	$3,900.8
(1)    Balances are increased by $0.3 million and $4.9 million for fair value adjustments due to changes in benchmark interest rates related to these notes as of September 30, 2026 and December 31, 2025, respectively. See Note 7. "Derivative Financial Instruments and Hedging Activities," for further discussion.
(2) The 2029 Notes had an effective annual interest rate of approximately 3.84% through June 2026, reflecting the amortization of a settled forward interest rate swap. Upon completion of the amortization period in June 2026, the effective annual interest rate decreased to approximately 3.28% for the remainder of the term. The weighted average interest rate over the life of the notes is approximately 3.67%.
(3) Balances are decreased by unamortized debt discounts, debt issuance costs, and fair market value adjustments, net of $18.6 million and $10.1 million as of September 30, 2026 and December 31, 2025, respectively.
In March 2026, we amended and restated our existing credit facility (the "Credit Agreement"), to among other things, remove a $300.0 million unsecured term loan facility with a delayed draw feature and extend the maturity date of our $1.2 billion unsecured revolving credit facility from August 2026 to March 2030, which may be extended at our option for two consecutive six-month periods. The Credit Agreement also continues to provide that, upon satisfaction of certain conditions, we may expand the facility up to three times by up to an additional $500.0 million in the aggregate. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2026 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At September 30, 2026, we had $1.2 billion available under our unsecured facility and we had outstanding letters of credit totaling approximately $0.3 million, leaving approximately $1.2 billion available under our unsecured revolving credit facility. The unsecured revolving credit facility also serves as a liquidity backstop for our commercial paper program, for which no amount was outstanding at September 30, 2026.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes under the exemption from registration contained in Section (4)(a) of the Securities Act of 1933, as amended. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the commercial paper notes outstanding under the commercial paper program at any time not to exceed $600 million. The commercial paper notes have maturities of up to 397 days from the date of issuance and rank at least equally with all other unsecured and unsubordinated indebtedness. Net proceeds from issuances under the program may be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital. No commercial paper notes were outstanding at September 30, 2026, compared to $590.0 million outstanding at December 31, 2025. The weighted average interest rate on commercial paper outstanding during the nine months ended September 30, 2026 was approximately 3.89% compared to 3.84% on commercial paper outstanding at December 31, 2025.
On July 8, 2026, we entered into a 364-day unsecured term loan facility ("term loan facility") with an aggregate principal amount of $350 million. The interest rate on our term loan facility is based upon, at our option, (a) Daily SOFR or one-, three- or six month Term SOFR plus, in each case, a spread based on our credit rating or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%, plus a spread based on our credit rating. The term loan facility is subject to the same financial covenants and limitations as those contained in our unsecured revolving credit facility, and we believe we are in compliance with all such covenants and limitations through the date of this filing.
In September 2026, we extended the maturity date of our $40.0 million unsecured floating rate term loan with an unrelated third party from September 2026 to September 2028.
In February 2026, we issued $600.0 million aggregate principal amount of 4.90% senior unsecured notes due February 28, 2036 (the "2036 Notes") under our then-existing shelf registration statement. The 2036 Notes were offered to the public at 99.94% of their face amount with a stated rate of 4.90% and a yield to maturity of 4.91%. After deducting underwriting discounts and other offering expenses, the net proceeds from the sale of the 2036 Notes were approximately $594.0 million. Interest on the 2036 Notes is payable semi-annually on February 28 and August 28, beginning August 28, 2026. We may redeem the 2036 Notes, in whole or in part, at any time at a redemption price equal to the principal amount and accrued interest of the notes being redeemed, plus a make-whole provision. If, however, we redeem the 2036 Notes on or after three months prior to their maturity date, the redemption price will equal 100% of the principal amount of the 2036 Notes to be redeemed plus accrued and unpaid interest on the amount being redeemed to the redemption date. The 2036 Notes are direct, senior unsecured obligations and rank equally with all of our other unsecured and unsubordinated indebtedness.
In March 2026, we repaid the principal amount of one of our conventional mortgage secured notes payable, which matured on April 1, 2026, for a total of $12.0 million, plus accrued interest. In September 2026, we repaid the principal amount of another conventional mortgage secured notes payable, which was scheduled to mature on October 1, 2026, for a total of $12.0 million, plus accrued interest.
In October 2026, we repaid, at par, the $500.0 million principal amount of our 5.85% senior unsecured notes due November 2026 prior to maturity and incurred no prepayment penalties in connection with the early repayment. The repayment was funded with a combination of cash on hand and borrowings under our commercial paper program. Concurrent with the repayment, we terminated the related $500.0 million notional amount interest rate swap, which had been designated as a fair value hedge of the 5.85% fixed rate senior unsecured notes due November 2026.
We had outstanding floating rate debt of approximately $889.2 million and $1.1 billion at September 30, 2026 and December 31, 2025, respectively, which includes senior unsecured notes payable due in 2026 which have been converted to floating rate debt through the issuance of an interest rate swap. The weighted average interest rate on our outstanding floating rate debt was approximately 5.1% and 4.4% at September 30, 2026 and December 31, 2025, respectively.

Our indebtedness had a weighted average maturity of approximately 5.0 years at September 30, 2026. The table below is a summary of the maturity dates of our outstanding debt and principal amortizations, and the weighted average interest rates on such debt, at September 30, 2026:

(in millions) (1)	Amount (2)	Weighted Average Interest Rate (3)
Remainder of 2026	$499.2	5.2%
2027	521.4	4.6
2028	569.3	3.8
2029	597.7	3.3
2030	748.5	2.9
Thereafter	1,292.2	4.7
Total	$4,228.3	4.1%
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
Cash Flow Hedges. From time to time, we enter into designated cash flow hedges to manage the variability in cash flows due to changes in benchmark interest rates. We enter into interest rate swap agreements, including forward interest rate swaps and treasury locks, settled in cash based upon the difference between an agreed-upon benchmark rate and the prevailing benchmark rate at settlement. The agreements are generally settled around the time of the pricing of the related debt. Each cash flow derivative gain or loss is recorded to OCI and is subsequently reclassified to interest expense over the life of the related debt. We did not have any cash flow hedges at September 30, 2026 and 2025.
During the three months ended September 30, 2026, approximately $0.4 million was reclassified from AOCI as a decrease to interest expense related to derivative financial instruments settled in prior periods, compared to approximately $0.3 million reclassified from AOCI as an increase to interest expense during the three months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, approximately $0.3 million and $1.0 million, respectively, was reclassified from AOCI as increases to interest expense.
Fair Value Hedges. From time to time, we utilize interest rate swaps to achieve an additional level of floating rate debt relative to fixed rate debt as we deem appropriate. We designate fixed to floating interest rate swaps as fair value hedges. The changes in fair value of these derivative instruments and the offsetting changes in fair value of the underlying hedged debt due to changes in the relevant benchmark interest rates are recorded in interest expense. At September 30, 2026 and December 31, 2025, we had one interest rate swap with a notional amount of $500.0 million designated as a fair value hedge, which converted our $500.0 million principal amount of 5.85% fixed rate senior unsecured notes due November 2026 into a floating rate instrument with an interest rate based on a SOFR index. In October 2026, we terminated the interest rate swap concurrent with the repayment of the related senior unsecured notes. See Note 6. "Notes Payable" for further discussion.
Refer to Note 11. "Fair Value Measurements" for additional information regarding the fair value measurements and hierarchy classification of our outstanding derivative instruments and the corresponding fair value classifications.

8. Share-Based Compensation
Incentive Compensation. Our Board of Trust Managers adopted in February 2026, and our shareholders approved on May 8, 2026, the Camden Property Trust Amended and Restated 2018 Share Incentive Plan (the “Amended 2018 Share Plan”), which amends and restates our 2018 Share Incentive Plan (the “2018 Plan”). Under the Amended 2018 Share Plan, we may issue up to a total of approximately 15.5 million common shares (the "Share Limit"). The Share Limit is comprised of 8.2 million of shares authorized for grant under the 2018 Plan, plus approximately 7.3 million new common shares. The shares available for awards under the Amended 2018 Share Plan are subject to certain other limits under the plan, generally available for any type of award authorized under the Amended 2018 Share Plan including stock options, stock appreciation rights, restricted stock awards, performance awards, stock bonuses, and other stock-based awards. Persons eligible to receive awards under the Amended 2018 Share Plan include subsidiaries' officers and employees, Trust Managers, and certain of our subsidiaries' consultants and advisors. Shares issued or to be issued are counted against the Share Limit as (1) 3.45 to 1.0 for every share award, excluding stock options and stock appreciation rights, granted, and (2) 1.0 to 1.0 for every stock option or stock appreciation right granted. As of September 30, 2026, there were approximately 9.8 million common shares available for grant under the Amended 2018 Share Plan, which would result in approximately 2.8 million shares which could be granted pursuant to full value awards conversion ratios as defined under the Amended 2018 Share Plan.
Total share-based compensation cost charged against income was approximately $4.3 million and $4.8 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $14.0 million and $13.5 million for the nine months ended September 30, 2026 and 2025, respectively. Total capitalized share-based compensation costs were approximately $0.7 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $2.0 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Restricted Share Awards and Vesting. Share awards for employees generally vest over three years and are valued at the market value of the shares on the grant date. In the event the holder of the share awards attains at least age 65, and with respect to an employee, also attains at least ten or more years of service ("Retirement Eligibility") before the term in which the awards are scheduled to vest, the value of the share awards to such individual is amortized from the date of grant to the individual's Retirement Eligibility date. All new share awards granted to individuals after they reach Retirement Eligibility vest on the date of grant. A summary with respect to restricted share awards under our share incentive plans for the nine months ended September 30, 2026 is shown below:

	Nonvested Share Awards Outstanding	Weighted Average Exercise / Grant Price
Nonvested share awards outstanding at December 31, 2025	236,669	$110.16
Granted	235,887	108.51
Vested	(219,533)	108.96
Forfeited	(11,569)	109.83
Total nonvested share awards outstanding at September 30, 2026	241,454	$109.64
The weighted average fair value of share awards granted during the nine months ended September 30, 2026 and 2025 was $108.51 per share and $118.84 per share, respectively. The total fair value of shares vested was approximately $23.9 million and $24.8 million during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the unamortized value of previously issued unvested share awards was approximately $18.5 million which is expected to be amortized over the next two years.
Performance Share Awards. In February 2026, the Company awarded 50,927 performance share units ("PSUs") under the 2018 Share Plan (which are now issuable under the Amended 2018 Plan) to certain executive officers, all of which remain outstanding as of September 30, 2026. The PSUs vest at the end of a three‑year performance period, subject to the executive’s continued employment with the Company through the final day of the performance period, which requirement is deemed satisfied upon a qualifying event, retirement, or disability. If an executive's service terminates due to death before the vesting date, the PSUs vest as if the performance period ended on such date. Payouts may range from 0% to 200% of the target number of PSUs, based on the achievement of pre‑established market and operating performance metrics, and are settled in common shares following the completion of the performance period. We treat PSUs as equity awards, and therefore, the amount of stock-based compensation we record over the performance period is based on the respective fair values of the PSUs on the grant date.
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
9. Commitments and Contingencies
Construction Contracts. As of September 30, 2026, we estimated the total additional cost to complete the four properties currently under construction to be approximately $209.3 million. We expect to fund this amount through a combination of one or more of the following: cash flows generated from operations, existing cash and cash equivalents, draws on our unsecured revolving credit facility and commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
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
On April 7, 2026, we entered into a binding term sheet for settlement with the named plaintiffs in the Class Action Litigation. Subsequently, the parties executed a definitive settlement agreement, and received the required preliminary court approvals during the three months ended June 30, 2026. Final court approval was granted in October 2026. Pursuant to the settlement agreement, we agreed to pay an aggregate of $53.0 million to settle all claims which have been asserted, or could have been asserted, against us in the Class Action Litigation, inclusive of class member recoveries, plaintiffs’ attorneys’ fees, and settlement administration costs. The settlement payment was payable in two equal installments of $26.5 million, which were timely paid during the three months ended June 30, 2026 and September 30, 2026. The settlement also includes certain prospective commitments regarding our business practices, including provisions relating to the disclosure and use of non‑public data. The execution of the term sheet and settlement agreement did not and does not constitute an admission of fault or liability, and we do not admit fault or liability.
In addition to the Class Action Litigation disclosed above, on November 1, 2023, we, along with 13 other owners and/or operators of multifamily housing and RealPage, were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of the District of Columbia. On February 28, 2024, we, along with 11 other owners and/or operators of multifamily housing and RealPage, were named as defendants in a lawsuit centering around the use of said revenue management software by the Attorney General of Arizona. On January 7, 2025, we, along with six other owners and/or operators of multifamily housing, were named in a civil lawsuit brought by the U.S. Department of Justice and ten states against RealPage with similar allegations. On June 5, 2026, the Maryland Attorney General amended a pending lawsuit centering around the use of said revenue management software to add additional defendants, including Camden. Additionally, we have been informed by other state regulators they are investigating this matter. We believe these various lawsuits are without merit, and we intend to vigorously defend against them. As these proceedings are still at various stages of the fact and expert discovery phases, it is not possible for us to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.
During the nine months ended September 30, 2026, we recognized an expense of $55.5 million related to the settlement agreement described above and other unresolved related legal matters, including estimated costs to defend. This expense relates to accruals established for these matters during 2026 and was recorded in other non-operating expenses in our condensed consolidated statements of income and comprehensive income. During the three months ended September 30, 2026, we recorded adjustments related to these matters, resulting in a net reduction of approximately $1.0 million in other non-operating expenses. The ultimate resolution of the remaining matters may differ from the amounts accrued, and any such differences will be recognized in the period in which they become known.
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
Other Commitments and Contingencies. In the ordinary course of our business, we issue letters of intent indicating a willingness to negotiate for acquisitions, dispositions, or joint ventures and also enter into arrangements contemplating various transactions. Such letters of intent and other arrangements are non-binding as to either party unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the purchase or sale of real property are entered into, these contracts generally provide the purchaser with time to evaluate the property and conduct due diligence, during which periods the purchaser will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance definitive contracts will be entered into with respect to any matter covered by letters of intent or we will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or sale of real property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. We are then at risk under a real property acquisition contract, but generally only to the extent of any earnest money deposits associated with the contract, and are obligated to sell under a real property sales contract. At September 30, 2026, we had no earnest money included in other assets in our condensed consolidated balance sheet.
Lease Commitments. Substantially all of our lessee operating leases, which are recorded within other liabilities in our condensed consolidated balance sheets, are related to office facility leases. We had no significant changes to our lessee lease commitments during the nine months ended September 30, 2026. The lease and non-lease components, excluding short-term lease contracts with a duration of 12 months or less, are accounted for as a combined single component based upon the standalone price at the time the applicable lease is commenced and is recognized as a lease expense on a straight-line basis over the lease term. Most of our office facility leases include options to renew and generally are not included in the operating lease liabilities or right-of-use assets as they are not reasonably certain of being exercised. If an option to renew is exercised, it would be considered a separate contract and recognized based upon the standalone price at the time the option to renew is exercised. Variable lease payments which values are not known at lease commencement, such as executory costs of real estate taxes, property insurance, and common area maintenance, are expensed as incurred. Rental expense totaled approximately $0.9 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $3.1 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The following is a summary of our future minimum payments of our current leases as of September 30, 2026:

(in millions)
Year ending December 31,	Operating Leases
Remainder of 2026	$0.3
2027	1.9
2028	3.7
2029	3.5
2030	3.3
Thereafter	20.7
Discount for time value	(8.4)
Lease liability as of September 30, 2026	$25.0
Employment Agreements. Effective March 24, 2026, the Company entered into employment agreements with three of our senior executives in connection with their promotions, including our newly appointed Chief Executive Officer (formerly our President and Chief Financial Officer), President and Chief Operating Officer (formerly our Chief Operating Officer), and Executive Vice President - Chief Financial Officer and Treasurer (formerly our Senior Vice President - Finance and Treasurer). Each agreement provides for a term extending through August 20, 2027, with an annual automatic one-year renewal period, unless earlier terminated. These agreements provide for minimum salary levels as well as various incentive compensation arrangements, which are payable based on the attainment of various goals as determined by the Company. The agreements also provide for severance payments if certain situations occur including termination without cause, or termination due to a change of control. In the event of termination without cause, the severance payment equals two times the greater of the executive’s current year gross income earned or the average gross income earned over the three most recent fiscal years, and equity awards which vest solely on continued service shall fully vest. However, if the termination without cause occurs within 60 days prior to, upon, or at any time following a change in control of the Company, such severance payment will instead be equal to 2.99 times the greater of the executive's current year gross income earned or the average gross income earned over the three most recent fiscal years. In the case of termination due to death or disability, the severance payment will equal previously earned compensation and the incentive bonus. Additionally, our former Chief Executive Officer and Chairman of the Board of Trust Managers became the Executive Chairman of the Board of Trust Managers and entered into a letter agreement effective March 24, 2026 relating to the change of position.
Effective August 31, 2026, D. Keith Oden, co-founder of the Company, retired as Executive Vice Chairman of the Board of Trust Managers and continues to serve as a member of the Board of Trust Managers. In connection with his retirement, the Company and Camden Development, Inc., a wholly-owned subsidiary of the Company, entered into a Separation and Release Agreement with Mr. Oden pursuant to which his employment agreement with the Company was terminated. Under the agreement, Mr. Oden received approximately $5.3 million representing compensation previously accrued that he would have been eligible to receive in February 2027 had he remained employed through such date.
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
Income taxes for the three and nine months ended September 30, 2026 and 2025 were comprised mainly of state income and franchise taxes, and federal taxes related to our taxable REIT corporate subsidiaries. We have no significant temporary or permanent differences or tax credits associated with our taxable REIT corporate subsidiaries.
11. Fair Value Measurements
The following disclosures present information about our fair value measurements using the inputs and fair value hierarchy discussed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Recurring Fair Value Measurements. The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.
Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2026				December 31, 2025
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other Assets
Deferred compensation plan investments (1)	$163.4	$—	$—	$163.4	$150.6	$—	$—	$150.6
Derivative financial instruments (fair value hedges)	—	0.3	—	0.3	—	4.9	—	4.9
(1)Approximately $9.0 million and $10.9 million of participant cash was withdrawn from our deferred compensation plan investments during the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.
Non-Recurring Fair Value Disclosures. During the nine months ended September 30, 2026, we recognized an impairment charge of approximately $86.4 million associated with land development activities, as further disclosed in Note 5. "Acquisitions, Dispositions, and Impairments", and recognized a $4.9 million impairment charge related to certain technology investments, as further disclosed in Note 2. "Summary of Significant Accounting Policies and Recent Accounting Pronouncements."
Financial Instrument Fair Value Disclosures. The following table presents the carrying and estimated fair values of our notes payable at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Fixed rate notes payable	$3,339.1	$3,047.6	$2,766.9	$2,629.6
Floating rate notes payable (1)	889.2	888.7	1,133.9	1,140.9
(1) Includes the senior unsecured notes payable due in 2026 and a term loan due in 2028 at September 30, 2026. Includes the senior unsecured notes payable, a term loan due in 2026, and the commercial paper notes outstanding at December 31, 2025.
12. Reportable Segment
Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, individual operating results are reviewed, and discrete financial information is available. We do not distinguish or group our consolidated operations based on size or type and each community has similar long-term economic characteristics and provides similar products and services to our residents. Additionally, all of our operations are located within the continental United States, and no individual multifamily apartment community comprises more than 1.5% of consolidated revenues. Accordingly, our operating properties are aggregated into a single reportable segment.
The Chief Operating Decision Makers ("CODMs") include the Company's Chief Executive Officer and its President and Chief Operating Officer. The CODMs primarily assess performance of the Company based upon net operating income ("NOI"). The measure of segment assets is reported in the condensed consolidated balance sheets as total consolidated assets. NOI is measured as total property revenues less total property expenses as reported in the condensed consolidated statements of income and comprehensive income. NOI excludes non-property revenues, other expenses, transactional gains and losses, and income taxes. We consider NOI to be an appropriate measure of operating performance because it reflects the ongoing profitability and performance of our communities without an allocation of corporate level management expense or general and administrative costs. The CODMs utilize NOI to evaluate year-over-year growth of our communities from prior periods, as well as to monitor budget to actual results in assessing performance, allocating resources, and establishing compensation.
The following table details NOI and significant expenses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Property revenues	$381,061	$395,676	$1,162,778	$1,182,750
Property expenses:
Real estate taxes	(47,115)	(49,050)	(146,646)	(149,413)
Salaries and benefits for on-site employees	(26,380)	(27,943)	(80,648)	(81,142)
Utilities	(28,764)	(28,123)	(84,390)	(83,662)
Repairs and maintenance	(18,911)	(19,239)	(54,981)	(55,384)
Other property and maintenance expenses (a)	(19,619)	(21,341)	(55,137)	(59,187)
Net operating income	$240,272	$249,980	$740,976	$753,962
Non-property income	5,605	9,392	22,697	24,138
Other segment expenses (b)	(24,112)	(36,189)	(156,799)	(106,534)
Interest expense	(41,034)	(34,995)	(119,815)	(104,160)
Depreciation and amortization	(160,032)	(159,474)	(467,166)	(460,834)
Impairment associated with land development activities	(86,404)	—	(86,404)	—
Gain on sale of operating properties, including land	973,508	85,645	1,041,608	132,938
Income tax expense	(1,032)	(780)	(3,246)	(2,570)
Net income	$906,771	$113,579	$971,851	$236,940

(a) Other non-significant property segment expenses include the following other property and maintenance expenses: property insurance, marketing and leasing, property general and administrative, and other property expenses.
(b) Other expenses include property management, fee and asset management, general and administrative, income/expense on deferred compensation plans, and other non-operating expenses.

13. Net Change in Operating Accounts
The effect of changes in the operating and other accounts on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Change in assets:
Other assets, net	$231	$(18,042)
Change in liabilities:
Accounts payable and accrued expenses	(24,208)	7,239
Accrued real estate taxes	33,739	52,089
Other liabilities	1,687	6,970
Other	4,783	3,998
Change in operating accounts and other	$16,232	$52,254

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
Executive Summary
Camden Property Trust and all consolidated subsidiaries are primarily engaged in the ownership, management, development, reposition, redevelopment, acquisition, and construction of multifamily apartment communities. We focus on investing in markets characterized by high-growth economic conditions, strong employment, and attractive quality of life which we believe leads to higher demand for our apartments and retention of our residents. As of September 30, 2026, we owned interests in, operated, or were developing 172 multifamily properties comprised of 58,555 apartment homes across the United States. Of the 172 properties, four properties were under construction as of September 30, 2026, and will consist of a total of 1,560 apartment homes when completed. We also own land holdings we may develop into multifamily communities in the future.
Business Environment and Current Outlook
During the three and nine months ended September 30, 2026, our results reflect relatively stable same store revenues as compared to the same periods in 2025. The stability was in part due to consistent occupancy, which we believe was primarily attributable to strong resident retention, supported by favorable demographic trends and continued demand for multifamily housing in our markets.
We believe the levels of new multifamily supply in the submarkets and asset classes in which we operate are manageable and moderating levels of supply should likely be met with continued demand to absorb these new deliveries. However, if this were to change or other economic conditions were to worsen, our operating results could be adversely affected.
Consolidated Results
Net income attributable to common shareholders was $900.4 million for the three months ended September 30, 2026, compared to $108.9 million for the same period in 2025. For the nine months ended September 30, 2026, net income attributable to common shareholders was $961.6 million, compared to $228.4 million for the same period in 2025. The increases for the three and nine months ended September 30, 2026 were primarily attributable to higher operating property disposition activity during 2026, resulting in significantly higher gains on the sale of operating properties. During the third quarter of 2026, we recognized a $973.0 million gain on the sale of operating properties located in California, compared to $85.6 million of gains on operating property sales recognized during the same period in 2025. For the nine months ended September 30, 2026, we recognized $1.0 billion of gains on operating property sales, compared to $132.9 million during the same period in 2025. The increases were partially offset by an $86.4 million impairment charge associated with land development activities recognized in the third quarter of 2026. For the nine months ended September 30, 2026, the increase was also partially offset by a $53.0 million settlement expense relating to the Class Action Litigation recognized during the first quarter of 2026. See further discussion of our 2026 operations as compared to 2025 in "Results of Operations" below.
Construction and Development Activity
At September 30, 2026, we had a total of four properties under construction to be comprised of 1,560 apartment homes. As of September 30, 2026, we estimated the total additional cost to complete the construction of these four properties was approximately $209.3 million.
We stopped development activities for the foreseeable future on two of our developments in the third quarter of 2026 and recorded approximately $85.2 million of impairment charges on these land parcels. Additionally, in the third quarter of 2026, we recorded an impairment charge of approximately $1.2 million related to one undeveloped land parcel as the estimated fair value was less than its book value. We review our long-lived assets on an annual basis or whenever events or circumstances indicated the carrying amount of an asset may not be recoverable and our impairment evaluations take into consideration the current and anticipated economic climate. We currently have two other land parcels held for future development we plan to develop. However, the commencement of future developments may be impacted by macroeconomic issues, multifamily market conditions, and other factors. We will continue to evaluate future development starts based on market, economic, and capital market conditions. However, there can be no assurance we will not have impairment charges in the future.
Litigation Update
On April 7, 2026, we entered into a binding term sheet to settle the Class Action Litigation. Subsequently, the parties executed a definitive settlement agreement, and received the required preliminary court approvals during the three months ended June 30, 2026. Final court approval was granted in October 2026. Pursuant to the settlement agreement, we agreed to pay an aggregate of $53.0 million to settle all claims which have been asserted, or could have been asserted, against us in the litigation, inclusive of class member recoveries, plaintiffs’ attorneys’ fees, and settlement administration costs. The settlement payment was payable in two equal installments of $26.5 million, which were timely paid during the three months ended June 30, 2026 and September 30, 2026.
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
In July 2026, we entered into a 364-day unsecured term loan facility ("term loan facility") with an aggregate principal amount of $350.0 million. The interest rate on our term loan facility is based upon, at our option, (a) Daily SOFR or one-, three- or six-month Term SOFR plus, in each case, a spread based on our credit rating or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%, plus a spread based on our credit rating.
In September 2026, we extended the maturity date of our $40.0 million unsecured floating rate term loan with an unrelated third party from September 2026 to September 2028.
During 2026, we repaid two conventional mortgage notes payable totaling $24.0 million, plus accrued interest. The first note, with a principal balance of $12.0 million, was repaid in March 2026 in advance of its April 1, 2026 maturity date, and the second note, also with a principal amount of $12.0 million, was repaid in September 2026 in advance of its October 1, 2026 maturity date.
In October 2026, we repaid, at par, the $500.0 million principal amount of our 5.85% senior unsecured notes due November 2026 prior to maturity and incurred no prepayment penalties in connection with the early repayment. The repayment was funded with a combination of cash on hand and borrowings under our commercial paper program. Concurrent with the repayment, we terminated the related $500.0 million notional amount interest rate swap, which had been designated as a fair value hedge of the 5.85% fixed rate senior unsecured notes due November 2026.
Acquisitions
During the nine months ended September 30, 2026, we acquired eight operating properties for an aggregate purchase price of approximately $754.5 million as follows: a 288-apartment home community in Orlando, Florida, and a 269-apartment home community in Alpharetta, Georgia, both of which were acquired in April; a 196-apartment home community in Franklin, Tennessee, a 349-apartment home community in Roanoke, Texas, and a 320-apartment home community in Gilbert, Arizona, each of which were acquired in June; a 296-apartment home community in Tampa, Florida, and a 343-apartment home community in Charlotte, North Carolina, both of which were acquired in July; and a 300-apartment home community in Nashville, Tennessee, which was acquired in August.
During the nine months ended September 30, 2026, we acquired for future development purposes three parcels of land for an aggregate purchase price of approximately $63.3 million as follows: approximately 17.9 acres in Morrisville, North Carolina, and 64.4 acres in Tampa, Florida, both of which were acquired in May, and approximately 18.6 acres in Tampa, Florida, which was acquired in August.
Dispositions
During the three months ended September 30, 2026, we sold 11 operating properties, comprised of 3,620 apartment homes in Los Angeles/Orange County and San Diego/Inland Empire, California, for an aggregate of approximately $1.6 billion in July. We recognized a gain of approximately $973.0 million, which is included in gain on sale of operating properties, including land in our condensed consolidated statements of income and comprehensive income. During the third quarter of 2026, approximately $0.9 billion of the proceeds were used to retire balances outstanding under the Company's unsecured revolving credit facility and commercial paper program. As of September 30, 2026, approximately $427.0 million of the proceeds remained in restricted cash held by a qualified intermediary in connection with Section 1031 exchange transactions. In addition, approximately $121.7 million of additional proceeds from the sale were in cash and cash equivalents as of September 30, 2026.
During the nine months ended September 30, 2026, we also sold one operating property in Irving, Texas for approximately $77.0 million in February and recognized a gain of approximately $67.9 million.
During the nine months ended September 30, 2026, we disposed of small land parcels in Houston, Texas and Raleigh, North Carolina for total proceeds of approximately $1.1 million and recognized an aggregate gain on sale of approximately $0.8 million.

In October 2026, we sold approximately 2.6 acres of land in Los Angeles, California for approximately $10.7 million.
Share Repurchases
In January 2026, we repurchased 1,096,807 common shares at an average price of $110.03 per share for approximately $120.7 million under our then-existing share repurchase plan.
In February 2026, our Board of Trust Managers authorized a new share repurchase plan of up to $600.0 million of our common shares or equity securities. Through September 30, 2026, we repurchased an aggregate of 3,440,019 common shares under the new plan for approximately $352.1 million, at an average price of $102.36 per share. As of the date of this filing, approximately $247.9 million remained available for repurchase under our share repurchase plan.
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
Leadership Changes
Effective March 24, 2026, Richard J. Campo, our former Chief Executive Officer and Chairman of the Board of Trust Managers, became the Executive Chairman of the Board of Trust Managers. Additionally, Alexander J. Jessett became the Chief Executive Officer of the Company, Laurie A. Baker became the President and Chief Operating Officer of the Company, and Benjamin D. Fraker became the Executive Vice President - Chief Financial Officer and Treasurer of the Company.
Effective July 2, 2026, Kevin J. Necas, Jr. was appointed Senior Vice President - Chief Accounting Officer and designated as the Company's principal accounting officer following the retirement of Michael P. Gallagher.
Effective August 31, 2026, D. Keith Oden, co-founder of the Company, retired as Executive Vice Chairman of the Board of Trust Managers and continues to serve as a member of the Board of Trust Managers.
Future Outlook
Subject to market conditions, we intend to continue to seek opportunities to acquire operating communities, develop new communities, and to redevelop and reposition existing communities. We also intend to evaluate our portfolio and plan to continue our practice of selective dispositions and redeploying capital as market conditions warrant and opportunities arise. We expect to maintain a strong balance sheet and preserve our financial flexibility by continuing to focus on our core fundamentals which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, existing cash and cash equivalents, draws on our unsecured revolving credit facility and commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages.
We believe we remain well positioned from a liquidity and capital resources perspective. As of September 30, 2026, we had $168.7 million of unrestricted cash and cash equivalents and approximately $1.2 billion available under our unsecured revolving credit facility, which also serves as a liquidity backstop for our commercial paper program, for which no amount was outstanding at September 30, 2026. Contractual debt maturities due within the next 12 months totaled approximately $1.0 billion, including $500.0 million of senior unsecured notes due November 2026. In October 2026, we repaid, at par, the $500.0 million principal amount of those notes prior to maturity using a combination of cash on hand and commercial paper borrowings. In addition, as of the filing date, up to $500.0 million of common shares remained available for issuance under our 2026 ATM program. We believe our strong balance sheet, available liquidity, and access to capital provide sufficient resources to fund future acquisitions, development and redevelopment activities, scheduled debt maturities, and other capital requirements.

Property Portfolio
Our multifamily property portfolio is summarized as follows:

	September 30, 2026		December 31, 2025
	Number of Homes	Properties	Number of Homes	Properties
Operating Properties
Houston, Texas	8,207	23	8,207	23
Washington, D.C. Metro	6,194	17	6,194	17
Dallas/Fort Worth, Texas	5,773	14	5,940	14
Orlando, Florida	4,564	13	4,276	12
Atlanta, Georgia	4,539	15	4,270	14
Phoenix, Arizona	4,414	14	4,094	13
Raleigh, North Carolina	4,041	11	4,041	11
Austin, Texas	4,038	12	4,038	12
Charlotte, North Carolina	3,853	16	3,510	15
Tampa/St. Petersburg, Florida	3,760	10	3,464	9
Southeast Florida	3,050	9	3,050	9
Denver, Colorado	2,873	9	2,873	9
Nashville, Tennessee	1,689	5	1,193	3
Los Angeles/Orange County, California (1)	—	—	1,812	5
San Diego/Inland Empire, California (1)	—	—	1,797	6
Total Operating Properties	56,995	168	58,759	172
Properties Under Construction
Charlotte, North Carolina	769	2	769	2
Nashville, Tennessee	393	1	393	1
Raleigh, North Carolina	398	1	—	—
Total Properties Under Construction	1,560	4	1,162	3
Total Properties	58,555	172	59,921	175
(1) The 11 California operating properties were sold in July 2026.

Completed Construction in Lease-Up
At September 30, 2026, there was one completed operating property in lease-up as follows:

($ in millions) Property and Location	Number of Homes	Cost Incurred (1)	% Leased at 10/31/2026	Date of Construction Completion	Estimated Date of Stabilization
Camden Village District
Raleigh, NC	369	$139.6	88%	3Q25	1Q27
(1) Excludes leasing costs, which are expensed as incurred.
Properties Under Development and Land
Our condensed consolidated balance sheet at September 30, 2026 includes approximately $402.8 million related to properties under development and land. Of this amount, approximately $289.6 million related to our projects currently under construction. In addition, we had approximately $113.2 million primarily invested in land held for future development and land holdings, which included approximately $54.1 million related to land held for future development and $59.1 million invested in land which we may develop in the future.
Properties Under Construction. At September 30, 2026, we had four properties in various stages of construction as follows:

($ in millions) Properties and Locations	Number of Homes	Estimated Cost	Cost Incurred	Included in Properties Under Development	Estimated Date of Construction Completion	Estimated Date of Stabilization
Camden South Charlotte (1)
Charlotte, NC	420	$155.0	$142.1	$56.5	2Q27	4Q28
Camden Blakeney (2)
Charlotte, NC	349	149.0	129.7	96.2	3Q27	3Q28
Camden Nations
Nashville, TN	393	184.0	114.8	114.8	3Q28	2Q30
Camden RTP
Morrisville, NC	398	130.0	22.1	22.1	4Q29	3Q31
Total	1,560	$618.0	$408.7	$289.6
(1) Property in lease-up was 24% leased at October 31, 2026.
(2) Property in lease-up was 8% leased at October 31, 2026.
Development Pipeline Communities. At September 30, 2026, we had the following multifamily communities undergoing development activities:

($ in millions) Properties and Locations	Projected Homes	Total Estimated Cost (1)	Cost to Date
Camden Riverview
Tampa, FL	765	$242.0	$34.8
Camden Palm River
Tampa, FL	356	120.0	19.3
Total	1,121	$362.0	$54.1
(1)Represents our estimate of total costs we expect to incur on these projects. However, forward-looking estimates are not guarantees of future performance, results, or events. Although we believe these expectations are based upon reasonable assumptions, future events rarely develop exactly as forecast, and estimates routinely require adjustment.
Land Holdings. At September 30, 2026, we also had six undeveloped land tracts with a valuation of approximately $59.1 million.
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

Reconciliations of net income to NOI for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$906,771	$113,579	$971,851	$236,940
Less: Fee and asset management income	(4,377)	(2,565)	(9,651)	(7,685)
Less: Interest and other income	(3,709)	(78)	(4,091)	(156)
Less: (Income)/loss on deferred compensation plans	2,481	(6,749)	(8,955)	(16,297)
Plus: Property management expense	8,544	8,863	28,936	28,457
Plus: Fee and asset management expense	856	965	3,357	2,277
Plus: General and administrative expense	18,193	17,835	55,246	53,779
Plus: Interest expense	41,034	34,995	119,815	104,160
Plus: Depreciation and amortization expense	160,032	159,474	467,166	460,834
Plus: Expense/(benefit) on deferred compensation plans	(2,481)	6,749	8,955	16,297
Plus: Other non-operating expenses	(1,000)	1,777	60,305	5,724
Plus: Impairment associated with land development activities	86,404	—	86,404	—
Less: Gain on sale of operating properties, including land	(973,508)	(85,645)	(1,041,608)	(132,938)
Plus: Income tax expense	1,032	780	3,246	2,570
Net operating income	$240,272	$249,980	$740,976	$753,962
Property-Level NOI (1)
Property NOI, as reconciled above, is detailed further into the following categories for the three and nine months ended September 30, 2026 as compared to the same periods in 2025:

($ in thousands)	Homes at	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	9/30/2026	2026	2025	$	%	2026	2025	$	%
Property revenues:
Same store communities	51,087	$332,846	$333,258	$(412)	(0.1)%	$996,340	$996,532	$(192)	—%
Non-same store communities	5,539	32,447	17,524	14,923	85.2	73,895	45,065	28,830	64.0
Development and lease-up communities	1,929	2,347	790	1,557	*	5,274	1,108	4,166	*
Dispositions/Other	—	13,421	44,104	(30,683)	(69.6)	87,269	140,045	(52,776)	(37.7)
Total property revenues	58,555	$381,061	$395,676	$(14,615)	(3.7)%	$1,162,778	$1,182,750	$(19,972)	(1.7)%
Property expenses:
Same store communities	51,087	$121,921	$122,006	$(85)	(0.1)%	$363,342	$358,866	$4,476	1.2%
Non-same store communities	5,539	12,362	7,001	5,361	76.6	29,070	18,671	10,399	55.7
Development and lease-up communities	1,929	892	539	353	65.5	2,071	800	1,271	*
Dispositions/Other	—	5,614	16,150	(10,536)	(65.2)	27,319	50,451	(23,132)	(45.9)
Total property expenses	58,555	$140,789	$145,696	$(4,907)	(3.4)%	$421,802	$428,788	$(6,986)	(1.6)%
Property NOI:
Same store communities	51,087	$210,925	$211,252	$(327)	(0.2)%	$632,998	$637,666	$(4,668)	(0.7)%
Non-same store communities	5,539	20,085	10,523	9,562	90.9	44,825	26,394	18,431	69.8
Development and lease-up communities	1,929	1,455	251	1,204	*	3,203	308	2,895	*
Dispositions/Other	—	7,807	27,954	(20,147)	(72.1)	59,950	89,594	(29,644)	(33.1)
Total property NOI	58,555	$240,272	$249,980	$(9,708)	(3.9)%	$740,976	$753,962	$(12,986)	(1.7)%
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
Same Store Analysis
Same store property NOI decreased approximately $0.3 million and $4.7 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025.
The $0.3 million decrease in same store property NOI for the three months ended September 30, 2026 was primarily due to lower same store property revenues of approximately $0.4 million, partially offset by a decrease of approximately $0.1 million in same store expenses as compared to the same period in 2025.
The $0.4 million decrease in same store property revenues during the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to lower rental rates, partially offset by increases in revenues from our utility and ancillary income programs and changes to occupancy.
The $0.1 million decrease in same store property expenses during the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to lower insurance expense of approximately $1.4 million, lower salaries and benefits of approximately $0.8 million, and lower real estate taxes of approximately $0.2 million. The decrease was mostly offset by increased utility expenses of approximately $1.7 million, higher marketing and leasing expense of approximately $0.4 million, and higher repair and maintenance expense of approximately $0.3 million.
The $4.7 million decrease in same store property NOI for the nine months ended September 30, 2026 was primarily due to higher same store property expenses of approximately $4.5 million and a decrease of approximately $0.2 million in same store property revenues as compared to the same period in 2025.
The $0.2 million decrease in same store property revenues during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to lower rental rates, mostly offset by increases in revenues from our utility and ancillary income programs and changes to occupancy.
The $4.5 million increase in same store property expenses during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to increased utility expenses of approximately $2.6 million, higher real estate taxes of approximately $1.1 million, higher marketing and leasing expense of approximately $0.9 million, higher salaries and benefits of approximately $0.9 million, higher property general and administrative expense of approximately $0.2 million, and higher repair and maintenance expense of approximately $0.1 million. The increase was partially offset by lower insurance expense of approximately $1.4 million.
Non-same Store and Development and Lease-up Analysis
Property NOI from non-same store and development and lease-up communities increased approximately $10.8 million and $21.3 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025.
The increases were related to higher NOI from our non-same store communities of approximately $9.6 million and $18.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to the acquisition of four operating properties in 2025 and eight operating properties in 2026, as well as the stabilization of three operating properties during 2025.
The increases were also related to higher NOI from our development and lease-up communities of $1.2 million and $2.9 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were due to lease-up for one operating property which completed construction during the third quarter of 2025.
The following table details the changes, described above, relating to non-same store and development and lease-up NOI:

(in millions)	For the three months ended September 30, 2026 as compared to 2025	For the nine months ended September 30, 2026 as compared to 2025

Property Revenues:
Revenues from acquisitions	$14.8	$27.6
Revenues from non-same store stabilized properties	0.3	2.0
Revenues from development and lease-up properties	1.6	4.2
Other non-same store	(0.2)	(0.8)
	$16.5	$33.0
Property Expenses:
Expenses from acquisitions	$4.7	$10.2
Expenses from non-same store stabilized properties	0.3	0.3
Expenses from development and lease-up properties	0.4	1.3
Other non-same store	0.3	(0.1)
	$5.7	$11.7
Property NOI:
NOI from acquisitions	$10.1	$17.4
NOI from non-same store stabilized properties	—	1.7
NOI from development and lease-up properties	1.2	2.9
Other non-same store	(0.5)	(0.7)
	$10.8	$21.3
Dispositions/Other Property Analysis
Dispositions/other property NOI decreased approximately $20.1 million and $29.6 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025.
The decreases were comprised of lower NOI related to dispositions of approximately $20.2 million and $33.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due to the seven dispositions completed in 2025 and the 12 dispositions completed during the nine months ended September 30, 2026. The decrease during the nine months ended September 30, 2026 as compared to the same period in 2025 was partially offset by higher other property NOI of approximately $3.9 million primarily due to higher casualty-related expense recoveries.
Non-Property Income

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Fee and asset management	$4,377	$2,565	$1,812	70.6%	$9,651	$7,685	$1,966	25.6%
Interest and other income	3,709	78	3,631	*	4,091	156	3,935	*
Income/(loss) on deferred compensation plans	(2,481)	6,749	(9,230)	*	8,955	16,297	(7,342)	(45.1)%
Total non-property income	$5,605	$9,392	$(3,787)	(40.3)%	$22,697	$24,138	$(1,441)	(6.0)%
* Not a meaningful percentage.
Fee and asset management income from construction and development activities at our third-party construction projects increased approximately $1.8 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases in fees were primarily due to higher third-party construction activity as compared to the same periods in 2025.
Interest and other income increased approximately $3.6 million and $3.9 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily due to higher interest income earned on increased cash and investment balances resulting from proceeds received from the sale of 11 California operating properties in July 2026.
Our deferred compensation plans recognized a loss of approximately $2.5 million during the three months ended September 30, 2026, compared to income of approximately $6.7 million during the same period in 2025. For the nine months ended September 30, 2026 and 2025, the plans recognized income of $9.0 million and $16.3 million, respectively. The changes were related to the performance of the investments held in deferred compensation plans for participants and was fully offset by the expense or benefit related to these plans, as discussed below.
Other Expenses

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Property management	$8,544	$8,863	$(319)	(3.6)%	$28,936	$28,457	$479	1.7%
Fee and asset management	856	965	(109)	(11.3)	3,357	2,277	1,080	47.4
General and administrative	18,193	17,835	358	2.0	55,246	53,779	1,467	2.7
Interest	41,034	34,995	6,039	17.3	119,815	104,160	15,655	15.0
Depreciation and amortization	160,032	159,474	558	0.3	467,166	460,834	6,332	1.4
Expense/(benefit) on deferred compensation plans	(2,481)	6,749	(9,230)	*	8,955	16,297	(7,342)	(45.1)
Other non-operating expenses	(1,000)	1,777	(2,777)	*	60,305	5,724	54,581	*
Total other expenses	$225,178	$230,658	$(5,480)	(2.4)%	$743,780	$671,528	$72,252	10.8%
* Not a meaningful percentage.
Property management expense, which represents regional supervision and accounting costs related to property operations, decreased approximately $0.3 million for the three months ended September 30, 2026 and increased approximately $0.5 million for the nine months ended September 30, 2026 as compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 was primarily due to lower benefit costs and lower rental expense. These decreases were partially offset by higher conference and training costs for regional employees. Property management expenses were approximately 2.2% of total property revenues for both of the three months ended September 30, 2026 and 2025.
The increase for the nine months ended September 30, 2026 was primarily due to higher salaries and incentive compensation costs, higher conference and training costs for regional employees, partially offset by lower rental expense. Property management expenses were 2.5% and 2.4% of total property revenues for the nine months ended September 30, 2026 and 2025, respectively.
Fee and asset management expenses from construction and development activities at our third-party projects increased approximately $1.1 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to increased third-party construction activity and higher other miscellaneous operating expenses.
General and administrative expense increased approximately $0.4 million and $1.5 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily related to higher acquisition pursuit costs. The increase for the nine months ended September 30, 2026 was also due to higher salaries, benefits and incentive compensation costs, as well as higher corporate and public company costs. The increase for the nine months ended September 30, 2026, was partially offset by lower legal expenses resulting from approximately $5.0 million of legal recoveries received during the three months ended March 31, 2026 related to a construction litigation matter. General and administrative expenses were approximately 4.7% of total revenues for each of the three and nine months ended September 30, 2026, and 4.5% of total revenues for each of the three and nine months ended September 30, 2025.
Interest expense increased approximately $6.0 million and $15.7 million for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. The increases were primarily due to increases in interest expense relating to the issuance of $600 million of 4.90% senior unsecured notes issued in February 2026 and a $350 million term loan entered into in July 2026, as well as higher borrowings under our unsecured revolving credit facility during the third quarter of 2026. These increases were partially offset by lower interest expense on commercial paper borrowings, higher capitalized interest related to development projects, lower interest on certain variable-rate interest debt, and lower interest following the completion of amortization of a settled forward interest rate swap associated with the $600 million senior unsecured notes in June 2026.
Depreciation and amortization expense increased approximately $6.3 million for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to depreciation expense and amortization of in-place leases associated with operating properties acquired during 2025 and 2026. The increase was partially offset by lower depreciation expense resulting from property dispositions during 2025 and 2026, as well as the expiration of in-place lease amortization associated with certain acquisitions completed in 2025.
Our deferred compensation plans recognized a benefit of approximately $2.5 million during the three months ended September 30, 2026, compared to an expense of approximately $6.7 million during the same period in 2025. For the nine months ended September 30, 2026 and 2025, the plans recognized an expense of $9.0 million and $16.3 million, respectively.

The changes were related to the performance of the investments held in deferred compensation plans for participants and were fully offset by the income or loss related to these plans, as discussed in the non-property income section above.
Other non‑operating expense increased by $54.6 million for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily attributable to higher legal expenses associated with a $53.0 million settlement amount for the Class Action Litigation recognized during the three months ended March 31, 2026, as disclosed in Note 9. "Commitments and Contingencies" to the condensed consolidated financial statements. The increase was also due to a $4.9 million impairment charge related to technology investments resulting from the permanent decline in estimated market conditions.
Other

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	$	2026	2025	$
Impairment associated with land development activities	$(86,404)	$—	$(86,404)	$(86,404)	$—	$(86,404)
Gain on sale of operating properties, including land	$973,508	$85,645	$887,863	$1,041,608	$132,938	$908,670
Income tax expense	$(1,032)	$(780)	$(252)	$(3,246)	$(2,570)	$(676)
During the three and nine months ended September 30, 2026, we recognized impairment charges of approximately $85.2 million related to land holdings for two projects we have put on hold for the foreseeable future. These charges reflect the difference between the estimated fair value of each parcel and its carrying value. These impairments included the original purchase price and other capitalized development costs. Additionally, during the three and nine months ended September 30, 2026, we recognized an impairment charge of approximately $1.2 million related to one undeveloped land parcel, as the estimated fair value was less than its book value. We did not record any impairment charges during the three and nine months ended September 30, 2025.
The gain on sale of operating properties, including land recognized during the three and nine months ended September 30, 2026, was primarily due to a $973.0 million gain from the disposition of 11 operating properties in Los Angeles/Orange County and San Diego/Inland Empire, California, in July 2026. During the nine months ended September 30, 2026, we also recognized a gain of approximately $67.9 million from the sale of an operating property located in Irving, Texas in February 2026. During the three months ended September 30, 2025, we recognized aggregate gains of approximately $85.6 million related to the disposition of one dual-phased operating property located in Houston, Texas and one operating property located in Irving, Texas all of which were sold in July 2025. During the nine months ended September 30, 2025, we also recognized a $47.3 million gain from the sale of an operating property located in Houston, Texas in June 2025.
Income tax expense increased approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was primarily due to higher taxable income generated by increased third-party construction activities within our taxable REIT subsidiary.
The increase for the nine months ended September 30, 2026 was primarily due to higher state and franchise income tax expenses during the nine months ended September 30, 2026 primarily due to tax refunds recognized in the same period in 2025 related to tax legislation changes enacted in certain state jurisdictions in 2024. The increase was also due to higher taxable income generated by increased third-party construction activities within our taxable REIT subsidiary.
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
Core FFO represents FFO as further adjusted for items not considered part of our core business operations. We consider Core FFO to be a helpful supplemental measure of operating performance as it also excludes certain items which, by nature, are not comparable period over period and therefore tend to obscure actual operating performance. Our definition of Core FFO may differ from other REITs, and there can be no assurance our basis for computing this measure is comparable to other REITs.
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
Reconciliations of net income attributable to common shareholders to FFO, Core FFO, and Core AFFO for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Funds from operations
Net income attributable to common shareholders	$900,391	$108,934	$961,630	$228,426
Real estate depreciation and amortization	156,148	156,272	455,989	451,326
Impairment associated with land development activities	86,404	—	86,404	—
Gain on sale of operating properties	(972,971)	(85,645)	(1,040,849)	(132,938)
Income allocated to non-controlling interests	6,380	4,645	10,221	8,514
Funds from operations	$176,352	$184,206	$473,395	$555,328
Gain on sale of land	(537)	—	(537)	—
Casualty-related expenses, net of (recoveries)	—	(444)	(3,479)	(1,413)
Legal costs and settlements	(985)	2,151	50,619	6,334
Expensed transaction, development, and other pursuit costs	3,233	695	9,312	3,658
Investment losses	—	—	4,855	—
Other miscellaneous items	(36)	168	26	244
Core funds from operations	$178,027	$186,776	$534,191	$564,151
Less: recurring capitalized expenditures	(30,338)	(29,274)	(76,630)	(75,340)
Core adjusted funds from operations	$147,689	$157,502	$457,561	$488,811

Weighted average shares – basic	102,163	108,524	103,101	108,564
Incremental shares issuable from assumed conversion of:
Awards granted	69	56	54	53
Common units	1,594	1,594	1,594	1,594
Weighted average shares – diluted	103,826	110,174	104,749	110,211
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
Our interest expense coverage ratio, net of capitalized interest, was approximately 5.4 and 6.5 for the three months ended September 30, 2026 and 2025, respectively, and 5.6 and 6.5 for the nine months ended September 30, 2026 and 2025, respectively. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense and is calculated by dividing interest expense for the period into the sum of property revenues and expenses, non-property income, and other expenses, after adding back depreciation, amortization, and interest expense. Approximately 90.9% and 90.2% of our properties were unencumbered at September 30, 2026 and 2025, respectively. Our weighted average maturity of debt was approximately 5.0 years at September 30, 2026.
We also intend to maintain or strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which currently are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary source of liquidity is cash flows generated from operations. Other sources may include one or more of the following: existing cash and cash equivalents, availability under our unsecured revolving credit facility and commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages. We believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash needs during the next twelve months from our filing date including:
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
Cash Flows
The following is a discussion of our cash flows for the nine months ended September 30, 2026 as compared to the same period in 2025.
Net cash from operating activities was approximately $516.0 million during the nine months ended September 30, 2026 as compared to approximately $629.8 million for the same period in 2025. The decrease was primarily due to the $53.0 million payment relating to the Class Action Litigation, dispositions completed in 2025 and 2026, the timing of real estate tax payments in 2026 as compared to 2025, and higher interest payments on our unsecured debt. These decreases were partially offset by incremental operating cash flows generated by non-same store operations, including the contribution from four operating property acquisitions completed during 2025 and eight operating property acquisitions completed during 2026. See further discussion of our 2026 operations as compared to 2025 in "Results of Operations."
Net cash from investing activities during the nine months ended September 30, 2026 totaled approximately $555.5 million as compared to $478.6 million of net cash used during the same period in 2025. Cash inflows during the nine months ended September 30, 2026 primarily related to net proceeds from the sale of 12 operating properties of approximately $1.7 billion. These inflows were partially offset by the acquisition of eight operating properties for approximately $749.6 million and amounts paid for property development and capital improvements of approximately $362.1 million. Cash outflows during the nine months ended September 30, 2025 primarily related to the acquisition of three operating properties for approximately $334.2 million, and amounts paid for property development and capital improvements of approximately $310.4 million. These outflows were partially offset by net proceeds from the sale of one dual-phased operating property and two other operating properties of approximately $169.4 million. The increase in property development and capital improvements for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to the acquisition of three land parcels in 2026 for approximately $62.7 million. The property development and capital improvements during the nine months ended September 30, 2026 and 2025, included the following:

	Nine Months Ended September 30,
(in millions)	2026	2025
Expenditures for new development	$190.2	$146.8
Capital expenditures	85.4	80.1
Reposition expenditures	63.4	63.9
Direct real estate taxes and capitalized interest and other indirect costs	23.1	19.6
Total	$362.1	$310.4
Net cash used in financing activities totaled approximately $501.4 million for the nine months ended September 30, 2026 as compared to $146.1 million during the same period in 2025. Cash outflows during the nine months ended September 30, 2026 primarily related to $591.5 million of net repayments on our commercial paper program, $483.1 million used for common share repurchases, $337.4 million used for distributions to common shareholders and non-controlling interest holders, and $24.0 million of repayments of two secured notes. These outflows were partially offset by net proceeds of approximately $945.7 million from the issuance of $600.0 million senior unsecured notes in February 2026 and the issuance of a $350.0 million term loan facility in July 2026. Cash outflows during the nine months ended September 30, 2025 primarily related to $345.5 million used for distributions to common shareholders and non-controlling interest holders, net payments of $178.0 million of borrowings from our unsecured revolving credit facility, and $50.0 million used for common share repurchases. These outflows were partially offset by net proceeds of approximately $428.3 million of borrowings from our commercial paper program.
Financial Flexibility
In March 2026, we amended and restated our existing credit facility (the "Credit Agreement"), to among other things, remove a $300 million unsecured term loan facility with a delayed draw feature and extend the maturity date of our $1.2 billion unsecured revolving credit facility from August 2026 to March 2030, which may be extended at our option for two consecutive six-month periods. The Credit Agreement also continues to provide that, upon satisfaction of certain conditions, we may expand the facility up to three times by up to an additional $500.0 million in the aggregate. The interest rate on our unsecured revolving credit facility is based upon, at our option, (a) the daily or the one-, three-, or six-month Secured Overnight Financing Rate ("SOFR") plus, in each case, a spread based on our credit rating, or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%. Advances under our unsecured revolving credit facility may be priced at the scheduled rates, or we may enter into bid rate loans with participating banks at rates below the scheduled rates. These bid rate loans have terms of 180 days or less and may not exceed the lesser of $600 million or the remaining amount available under our unsecured revolving credit facility. Our unsecured revolving credit facility is subject to customary financial covenants and limitations. We believe we are in compliance with all such financial covenants and limitations as of September 30, 2026 and through the date of this filing.
Our unsecured revolving credit facility provides us with the ability to issue up to $50 million in letters of credit. While our issuance of letters of credit does not increase our borrowings outstanding under our unsecured revolving credit facility, it does reduce the amount available. At September 30, 2026, we had $1.2 billion available under our unsecured facility and we had outstanding letters of credit totaling approximately $0.3 million, leaving approximately $1.2 billion available under our unsecured revolving credit facility. The unsecured revolving credit facility also serves as a liquidity backstop for our commercial paper program, for which no amount was outstanding at September 30, 2026.
In February 2025, we established a commercial paper program under which we may issue short-term, unsecured notes under the exemption from registration contained in Section (4)(a) of the Securities Act. Amounts available under the commercial paper program may be borrowed, repaid, and reborrowed from time to time, with the aggregate face or principal amount of the commercial paper notes outstanding under the commercial paper program at any time not to exceed $600 million. The commercial paper notes have maturities of up to 397 days from the date of issuance and rank at least equally with all other unsecured and unsubordinated indebtedness. Net proceeds from issuances under the program may be used for general corporate purposes, which may include property acquisitions and development in the ordinary course of business, capital expenditures, and working capital.

In July 2026, we entered into a 364-day unsecured term loan facility ("term loan facility") with an aggregate principal amount of $350.0 million. The interest rate on our term loan facility is based upon, at our option, (a) Daily SOFR or one-, three- or six month Term SOFR plus, in each case, a spread based on our credit rating or (b) a base rate equal to the higher of: (i) the Federal Funds Rate plus 0.50%, (ii) Bank of America, N.A.'s prime rate, (iii) Term SOFR plus 1.0%, and (iv) 1.0%, plus a spread based on our credit rating. The term loan facility is subject to the same financial covenants and limitations as those contained in our unsecured revolving credit facility, and we believe we are in compliance with all such covenants and limitations through the date of this filing.
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
Future Cash Requirements and Contractual Obligations
One of our principal long-term liquidity requirements includes the repayment of maturing debt, including any future borrowings under our unsecured revolving credit facility. As of September 30, 2026, we had approximately $1.2 billion available under our unsecured revolving credit facility, which also serves as a liquidity backstop for our commercial paper program, for which no amount was outstanding at September 30, 2026. Contractual debt maturities due within the next 12 months totaled approximately $1.0 billion, including $500.0 million of senior unsecured notes due November 2026. In October 2026, we repaid, at par, the $500.0 million principal amount of those notes prior to maturity using a combination of cash on hand and commercial paper borrowings. See Note 6. "Notes Payable," in the notes to condensed consolidated financial statements for a further discussion of our scheduled maturities.
As of September 30, 2026, we estimated the additional cost to complete the construction of four properties to be approximately $209.3 million. Of this amount, we expect to incur costs between approximately $29 million and $35 million during the remainder of 2026 and to incur the remaining costs during 2027 and 2028. Additionally, for the remainder of 2026, we expect to incur costs between approximately $14 million and $18 million of reposition, redevelopment, repurpose, and revenue enhancing expenditures, and between approximately $42 million and $46 million of additional recurring capital expenditures.
We anticipate meeting our near-term liquidity requirements through a combination of one or more of the following: cash flows generated from operations, existing cash and cash equivalents, draws on our unsecured revolving credit facility and through our commercial paper program, the use of debt and equity offerings under our automatic shelf registration statement, proceeds from property dispositions, equity issued from our ATM program, and other unsecured borrowings or secured mortgages. We continue to evaluate our portfolio and plan to continue our practice of selective dispositions and redeploying capital as market conditions warrant and opportunities arise.
As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute current dividends to our shareholders equal to a minimum of 90% of our adjusted taxable income. In order to minimize paying income taxes, our general policy is to distribute at least 100% of our taxable income. In September 2026, our Board of Trust Managers declared a quarterly dividend of $1.06 per common share to our common shareholders of record as of September 30, 2026. The quarterly dividend was subsequently paid on October 16, 2026, and we paid equivalent amounts per unit to holders of the common operating partnership units. Assuming similar quarterly dividend distributions for the remainder of 2026, our annualized dividend rate would be $4.24 per share or unit.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We made the following share repurchases during the three months ended September 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (2)
July 1, 2026 - July 31, 2026	—	$—	—	$297,875,442
August 1, 2026 - August 31, 2026	69,529	105.94	69,529	290,509,846
September 1, 2026 - September 30, 2026	405,131	105.24	405,131	247,875,531
Total	474,660		474,660
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) We have a share repurchase plan approved by our Board of Trust Managers in February 2026, which allowed for the repurchase of up to $600.0 million of our common equity securities through open-market purchases, block purchases, and privately negotiated transactions. The repurchase plan does not specify an expiration date.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None
Item 6.    Exhibits

(a) Exhibits

10.1	Separation and Release Agreement, executed on August 31, 2026, between D. Keith Oden, on one hand, and Camden Property Trust and Camden Development, Inc., on the other hand (incorporated by reference to Exhibit 10.1 to Form 8-K Filed on August 31, 2026)

*31.1	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated November 6, 2026

*31.2	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 6, 2026

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMDEN PROPERTY TRUST

/s/ Kevin J. Necas, Jr.	November 6, 2026
Kevin J. Necas, Jr.	Date
Senior Vice President – Chief Accounting Officer